Form 10QSB
period 1998-03-31
WESTERN RESERVE BANCORP INC
filed 1998-05-13
CIK 1051473

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 1998

Commission File Number 333-43361

                          WESTERN RESERVE BANCORP, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

Ohio                                                         31-1566623
----                                                         ----------
(State or other jurisdiction of                             (IRS Employer
  incorporation or organization)                             Identification No.)

                 23 Public Square, Suite 220, Medina, Ohio 44256
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (330) 764-3131
                                 --------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
   -----------    ----------

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

             Class:                                Outstanding at April 30, 1998
Common stock, no par, $1 stated value              27,500 common shares



--------------------------------------------------------------------------------

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                          Quarter ended March 31, 1998


                         Part I - Financial Information










                                                                               Page
                                                                               ----
ITEM 1 - FINANCIAL STATEMENTS

      Consolidated Statements of Financial Condition as of March 31, 1998 and
      December 31, 1997 .....................................................    3

      Consolidated Statements of Income for the three months ended
      March 31, 1998 and 1997 ...............................................    4

      Condensed Consolidated Statements of Cash Flows for the three
      months ended March 31, 1998 and 1997 ..................................    5

      Notes to Consolidated Financial Statements ............................    6


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS .............................    8


                           Part II - Other Information

OTHER INFORMATION ...........................................................   10

SIGNATURES ..................................................................   11

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                          WESTERN RESERVE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                              March 31,    December 31,
                                                                                                 1998         1997
                                                                                                 ----         ----
ASSETS
     Cash and due from banks                                                                  $   5,334    $  (5,305)
     Interest-bearing deposits in other banks                                                    22,595       29,258
                                                                                              ---------    ---------
         Cash and cash equivalents                                                               27,929       23,953
     Premises and equipment                                                                      17,766       16,244
     Deferred costs                                                                             114,584       64,232
                                                                                              ---------    ---------

              Total assets                                                                    $ 160,279    $ 104,429
                                                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Accounts payable                                                                         $   6,664    $      98

STOCKHOLDERS' EQUITY
Common stock, without par value, $1 stated value: 750,000 shares authorized;
  13,750 and 8,000 shares issued and outstanding at March 31, 1998 and
  December 31, 1997, respectively                                                                13,750        8,000
Additional paid-in capital                                                                      261,250      152,000
Defecit accumulate during the development stage                                                (121,385)     (55,669)
                                                                                              ---------    ---------
Total stockholders' equity                                                                      153,615      104,331
                                                                                              ---------    ---------

     Total liabilities and stockholders' equity                                               $ 160,279    $ 104,429
                                                                                              =========    =========

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                          PART I. FINANCIAL INFORMATION
                          WESTERN RESERVE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                             ---------
                                                                                     1998                1997
                                                                                     ----                ----
INCOME
     Interest income                                                              $          409    $           142

EXPENSE
     Salary and benefits                                                                  40,695                  -
     Premises and equipment expense                                                       10,293                  -
     Other expenses                                                                       15,137                738
                                                                                  --------------    ---------------
         Total non-interest expense                                                       66,125                738
                                                                                  --------------    ---------------

NET LOSS                                                                         $       (65,716)    $         (596)
                                                                                  ===============      ============


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                          WESTERN RESERVE BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                             ---------
                                                                                      1998               1997
                                                                                      ----               ----

NET CASH USED IN OPERATING ACTIVITIES                                           $      (109,088)   $        (16,007)

CASH FLOWS USED IN INVESTING ACTIVITIES
     Premises and equipment expenditure                                                  (1,936)                  -
                                                                                ---------------    ----------------
         Net cash used in investing activities                                           (1,936)                  -
                                                                                ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                             115,000              54,600
                                                                                ---------------    ----------------
         Net cash from financing activities                                             115,000              54,600
                                                                                ---------------    ----------------

Net change in cash and cash equivalents                                                   3,976              38,593

Cash and cash equivalents at beginning of period                                         23,953                   -
                                                                                ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        27,929    $         38,593
                                                                                ===============    ================


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: Western Reserve Bancorp, Inc. (the Company) was incorporated February 25, 1997 and was a development stage company as of March 31, 1998 and December 31, 1997. The Company will be devoting its efforts to the offering of its common shares to the general public and to obtaining regulatory approvals, recruiting personnel, and financial planning relating to the organization of The Western Reserve Bank (the Bank). The Company is expected, upon completion of a public stock offering, to purchase 100 percent of the common stock of the Bank, a bank to be formed under the laws of the State of Ohio. The Company anticipates filing an application to become a bank holding company with the Board of Governors of the Federal Reserve System pursuant to the Bank Holding Company Act of 1956, as amended.

NATURE OF BUSINESS: The Bank intends to offer a full range of commercial and consumer banking services primarily in and around Medina, Ohio.

USE OF ESTIMATES: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. Areas involving the use of management's estimates and assumption include the realization of deferred tax assets and the depreciation of premises and equipment.

DEFERRED ORGANIZATION AND STOCK OFFERING COSTS: Costs directly associated with the organization of the Company and the Bank, as well as costs directly associated with preparing the stock offering have been deferred. Upon initiation of business as a bank and bank holding company, the organization costs will be amortized to expense over sixty months. Stock offering costs will be deducted from the proceeds received in the offering. If the formation of the Bank and the stock offering are not completed, these deferred costs will be charged to operations immediately.

INCOME TAXES: The Company follows the liability method in accounting for income taxes. The benefit for the net operating loss has been set off by a valuation allowance equal to the deferred tax asset.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company leases a vehicle and office space from related parties at March 31, 1998 and December 31, 1997. The office space is rented on a month to month basis and is not intended to become the Company's ultimate corporate headquarters. The vehicle is leased based on a 36 month closed end lease.

--------------------------------------------------------------------------------

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

--------------------------------------------------------------------------------

NOTE 3 - STOCK OPTIONS

The Company's Board of Directors intends to adopt a stock option plan. Under the intended terms of the plan, non qualified stock options for up to 10% of the Company's common stock will be granted to the Chief Executive Officer as part of his employment agreement. The exercise price will be the base price in which the initial public shares are offered for 70% of the options, and 160%, 170% and 180% of the base price for each remaining 10% increment, respectively. The options become vested upon commencement of operations of the Bank and are exercisable on or after December 31, 2001.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company has entered into an employment agreement with the Chief Executive Officer. The agreement, which expires December 31, 2001, provides a base annual salary of $125,000. The agreement provides for compensation in the event the officer is terminated without cause or in the event the Company has not commenced operations of the Bank.


NOTE 5 - INCOME TAXES

The tax benefit associated with the net operating loss carryforward of $121,385 has been offset with a valuation allowance as of March 31, 1998 since the Company is in the development stage and has no history of generating taxable income.

--------------------------------------------------------------------------------

                          WESTERN RESERVE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (Company) at March 31, 1998 to December 31, 1997 and the results of operations for the three months ended March 31, 1998 and 1997. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


FINANCIAL CONDITION

Total assets as of March 31, 1998 were $160,279 compared with $104,429 at December 31, 1997. Cash and cash equivalents increased $3,976 to $27,929 at March 31, 1998 from $23,953 at December 31, 1997. Stockholders equity increased $49,284 from $104,331 at December 31, 1997 to $153,615 at March 31, 1998. The
increase in stockholders equity was due to the addition of $115,000 from the sale of common stock to the organizing group less a net loss of $65,716 for the three months ended March 31, 1998. The additional funds raised from the sale of stock were used to fund the increase in deferred costs of $50,352 from $64,232 at December 31, 1997 to $114,584 at March 31, 1998 which represents costs directly associated with the organization of the company and the Bank, as well as costs directly associated with preparing the stock offering


RESULTS OF OPERATIONS

The net loss increased from $596 for the three months ended March 31, 1997 to $65,716 for the three months ended March 31, 1998. The increase in the loss is primarily a result of the timing and activities of the development stage. The company originated development stage activities on February 25, 1997 and the net loss for the three months ended March 31, 1997 represents the initial activities of the development stage operations. For the three months ended March 31, 1998, the company is further along the development stage and is in the process of selling stock in the Company, hiring the officers and staff of the proposed Bank, developing the systems and procedures for the proposed Bank and making all the necessary regulatory filings. The net loss for the three months ended March 31, 1998 is due to expenditures related to the salaries for the company's current employees, the company's occupancy costs related to the current leased space and other expenses incurred in the development stage.


--------------------------------------------------------------------------------
                                   (Continued)

                          WESTERN RESERVE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to generate sufficient cash flow to fund current obligations. As summarized in the statement of cash flows, the company is generating cash flow through the issuance of stock and to a much lesser extent by interest income from interest bearing deposits in banks. The primary cash out flows are used to fund the operating activities during the development stage of the Company. At March 31, 1998, the Company had cash and cash equivalents of $27,929 to fund future organizing activities. Management anticipates that any additional cash needed in excess of the current amount will be obtained from the sale of common stock to the organizing group.

Total capital increased $49,284 from $104,331 at December 31, 1997 to $153,615 at March 31, 1998. The increase was due to the sale of common stock to the organizing group of $115,000 less the net loss for the three months ended March 31, 1998 of $65,716.


STATUS OF STOCK OFFERING

The registrant has registered 500,000 shares of no par common stock under the registration statement number 333-43361 which was declared effective February 24, 1998. The offering of the shares commenced on February 28, 1998 and is proceeding without the use of a managing underwriter. There were no direct expenses paid by the registrant from the effective date through March 31, 1998 for underwriters discounts or commissions, finders' fees, or other expenses paid to underwriters. As of March 31, 1998, the company had received into escrow proceeds totaling $1,110,200 for stock subscriptions for 55,510 shares of no par common stock and representing 93 shareholders in connection with the securities offering in progress.


--------------------------------------------------------------------------------

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                          Quarter ended March 31, 1998
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Items  1-  5 are not applicable.

Item 6 -       Exhibits and Reports on Form 8-K:
               (a)  Exhibits

               Exhibit
               Number                     Description
               ------                     -----------

                 3.1      Certificate of Incorporation of Western Reserve Bancorp, Inc. (1)

                 3.2      Bylaws of Western Reserve Bancorp, Inc.

                 4.0      Stock Certificate of Western Reserve Bancorp, Inc.

                 27       Financial Data Schedule (2)

               (b)  No current reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.




               (2)  Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

--------------------------------------------------------------------------------

                          WESTERN RESERVE BANCORP, INC.


                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WESTERN RESERVE BANCORP INC.
                                           ---------------------------
                                           (Registrant)



Date:  May 5, 1998                         /s/Edward J. McKeon
     ---------------------------------     -------------------
                                           Edward J. McKeon
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




--------------------------------------------------------------------------------

                          WESTERN RESERVE BANCORP, INC.


                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WESTERN RESERVE BANCORP INC.
                                           ------------------------------
                                           (Registrant)



Date:  May 5, 1998
     ---------------------------           -------------------------------------
                                           Edward J. McKeon
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


--------------------------------------------------------------------------------