Form 10KSB40
period 1997-12-31
WESTERN RESERVE BANCORP INC
filed 1998-06-03
CIK 1051473

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

Commission File Number 333-43361
                       ---------


                          WESTERN RESERVE BANCORP, INC.
                          -----------------------------
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

Yes    X       No
    -------      ---------

In accordance with Section 15d-2 of the Exchange Act, this filing contains only the audited financial statements of the Registrant for December 31, 1997 and the period then ended.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Gross revenue for the period ended December 31, 1997:         $1,114

Market value of common equity at December 31, 1997:           $104,000

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

             Class:                               Outstanding at April 30, 1998
Common stock, no par, $1 stated value             27,500 common shares

Item 7 - Financial Statements





                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Western Reserve Bancorp, Inc.
Medina, Ohio


We have audited the accompanying balance sheet of Western Reserve Bancorp, Inc. (the "Company") as of December 31, 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the period from February 25, 1997 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Reserve Bancorp, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the period from February 25, 1997 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.





                                                 Crowe, Chizek and Company LLP

Cleveland, Ohio
April 27, 1998



--------------------------------------------------------------------------------

                          WESTERN RESERVE BANCORP, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 1997

--------------------------------------------------------------------------------



ASSETS

Cash and cash equivalents                                                             29,258
Premises and equipment - net                                                          16,244
Deferred costs                                                                        64,232
                                                                           -----------------

     Total assets                                                          $         109,734
                                                                           =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Checks written in excess of cash balance                              $           5,305
     Accounts payable                                                                     98
                                                                           -----------------
         Total liabilities                                                             5,403
                                                                           -----------------
Stockholders' equity
     Common stock, without par value, $1 stated value:
       750,000 shares authorized; 8,000 shares issued
       and outstanding                                                                 8,000
     Additional paid-in capital                                                      152,000
     Deficit accumulated during the development stage                                (55,669)
                                                                           -----------------
         Total stockholders' equity                                                  104,331
                                                                           -----------------

         Total liabilities and stockholders' equity                        $         109,734
                                                                           =================




--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
 For the Period from February 25, 1997 (date of inception) to December 31, 1997


--------------------------------------------------------------------------------

INCOME
         Interest income                                     $        1,114

EXPENSES
     Salary and benefits                                             41,804
     Premises and equipment expense                                   8,326
     Other expenses                                                   6,653
                                                             --------------
                                                                     56,783
                                                             --------------

NET LOSS                                                     $      (55,669)
                                                             ==============






--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 For the Period from February 25, 1997 (date of inception) to December 31, 1997

--------------------------------------------------------------------------------

                                                             Additional                          Total
                                              Common           Paid-In          Retained     Stockholders'
                                               Stock           Capital           Deficit        Equity
                                               -----           -------           -------        ------
Proceeds from issuance of
   common stock                              $   8,000        $ 152,000                        $ 160,000

Net loss                                                                       $ (55,669)        (55,669)
                                             ---------        ---------        ---------       ---------


Balance December 31, 1997                    $   8,000        $ 152,000        $ (55,669)      $ 104,331
                                             =========        =========        =========       =========







--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
 For the Period from February 25, 1997 (date of inception) to December 31, 1997

--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    $     (55,669)
     Adjustments to reconcile net loss
       to net cash from operating activities
         Depreciation                                                      520
         Increase in deferred costs                                    (64,232)
         Increase in checks written in excess of
           Cash balance                                                  5,305
         Decrease in accounts payable                                       98
                                                                 -------------
              Net cash from operating activities                      (113,978)

CASH FLOWS FROM INVESTING ACTIVITIES
     Premises and equipment expenditures                               (16,764)
                                                                 -------------
         Net cash from investing activities                            (16,764)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                            160,000
                                                                 -------------
         Net cash from financing activities                            160,000
                                                                 -------------

Net change in cash and cash equivalents                                 29,258

Cash and cash equivalents at beginning of period                             -
                                                                 -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $      29,258
                                                                 =============




--------------------------------------------------------------------------------


                 See accompanying notes to financial statements.


                                                                              5.

                          WESTERN RESERVE BANCORP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: Western Reserve Bancorp, Inc. (the Company) was incorporated February 25, 1997 and was a development stage company as of December 31, 1997. The Company will be devoting its efforts to the offering of its common shares to the general public and to obtaining regulatory approvals, recruiting personnel, and financial planning relating to the organization of The Western Reserve Bank (the Bank). The Company is expected, upon completion of a public stock offering, to purchase 100 percent of the common stock of the Bank, a bank to be formed under the laws of the State of Ohio. The Company will file an application to become a bank holding company with the Board of Governors of the Federal Reserve System pursuant to the Bank Holding Company Act of 1956, as amended.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company leases a vehicle and office space from related parties at December 31, 1997. The office space is rented on a month to month basis and is not intended to become the Company's ultimate corporate headquarters.
The vehicle is leased based on a 36 month closed end lease.




--------------------------------------------------------------------------------

                                    Continued

                          WESTERN RESERVE BANCORP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

--------------------------------------------------------------------------------

NOTE 3 - STOCK OPTIONS

The Company's Board of Directors has adopted a stock option plan. Under the terms of this plan, non qualified stock options for up to 10% of the Company's common stock may be granted to the Chief Executive Officer as part of his employment agreement. The exercise price will be the base price in which the initial public shares are offered for 70% of the options, and 160%, 170% and 180% of the base price for each remaining 10% increment, respectively. The options become vested upon commencement of operations of the Bank and are exercisable on or after December 31, 2001.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company has entered into an employment agreement with the Chief Executive Officer. The agreement, which expires December 31, 2001, provides a base annual salary of $125,000. The agreement provides for compensation in the event the officer is terminated without cause or in the event the Company has not commenced operations of the Bank.

The Company has entered into a 36 month closed end lease for a vehicle to be used by the Chief Executive Officer. The aggregate annual lease payment is $5,488. Future minimum commitments are:

                           1998               $ 5,488
                           1999                 5,488
                           2000                 4,116
                                              -------
                                              $15,092
                                              =======



NOTE 5 - INCOME TAXES

The tax benefit associated with the net operating loss carryforward of $55,669 has been offset with a valuation allowance as of December 31, 1997 since the Company is in the development stage and has no history of generating taxable income.


--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WESTERN RESERVE BANCORP INC.
                                        ----------------------------
                                        (Registrant)



Date:  June 3, 1998                     /s/Edward J. McKeon
     -----------------------            -------------------
                                        Edward J. McKeon
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)