Form 10QSB
period 1998-06-30
WESTERN RESERVE BANCORP INC
filed 1998-08-14
CIK 1051473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



For the quarter ended June 30, 1998

Commission file number 333-43361
                       ---------


                          WESTERN RESERVE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                   Ohio                                        31-1566623
                   ----                                  -------------------
         (State or other jurisdiction of                 (IRS Employer
         incorporation or organization                   Identification No.)

                 23 Public Square, Suite 220, Medina, Ohio 44256
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (330) 764-3131
                                ----------------
               Registrant's telephone number, including area code


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X              No
                           ---                 ---

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

Class:                                        Outstanding as of July 31, 1998:
Common Stock, no par value                    321,460 common shares

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1998


                          PART I--FINANCIAL INFORMATION
                                                                                                           Page
ITEM 1         FINANCIAL STATEMENTS
               Consolidated Statements of Financial Condition as of June 30, 1998
                  and  December 31, 1997........................................................              3

               Consolidated Statements of Income for the three months and six months
                  ended June 30, 1998 and 1997..................................................              4

               Condensed Consolidated Statements of Cash Flows for the six months
                  ended June 30, 1998 and 1997..................................................              5

               Notes to Consolidated Financial Statements ......................................              6

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ..........................................              8


                           PART II--OTHER INFORMATION

               OTHER INFORMATION ...............................................................             10

               SIGNATURES ......................................................................             11

                          PART I. FINANCIAL INFORMATION
                          WESTERN RESERVE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                               June 30,            December 31,
                                                                                 1998                  1997
                                                                          -----------------     -----------------

Assets
      Cash and due from banks                                                       $4,926                    $0
      Interest-bearing deposits in other banks                                     619,043                29,258
                                                                          -----------------     -----------------
           Cash and cash equivalents                                               623,969                29,258
      Premises and equipment, net                                                   53,827                16,244
      Deferred costs                                                               145,732                64,232
                                                                          -----------------     -----------------

                Total Assets                                                      $823,528              $109,734
                                                                          =================     =================

Liabilities and Shareholders' Equity
Liabilities
      Checks paid in excess of cash balance                                             $0                $5,305
      Accounts payable                                                                 966                    98
                                                                          -----------------     -----------------
                Total Liabilities                                                      966                 5,403

Shareholders' Equity
      Common stock, without par value, $1 stated value:
           750,000 shares authorized, 51,000 and 8,000 shares
           issued and outstanding at June 30, 1998 and
           December 31, 1997, respectively                                          51,000                 8,000
      Additional paid-in capital                                                   969,000               152,000
      Defecit accumulated during the development stage                            (197,438)              (55,669)
                                                                          -----------------     -----------------
           Total Shareholders' Equity                                              822,562               104,331
                                                                          -----------------     -----------------

                Total Liabilities and Shareholders' Equity                        $823,528              $109,734
                                                                          =================     =================

                          PART I. FINANCIAL INFORMATION
                          WESTERN RESERVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Six months ended June 30             Three months ended June 30
                                               1998                1997               1998               1997
                                           --------------     ---------------     --------------     --------------

Income
      Interest income                             $5,491                $533             $5,082               $391
      Other income                                   171                                    171                  -
                                           --------------     ---------------     --------------     --------------
           Total income                            5,662                 533              5,253                391

Expense
      Salaries and benefits                       86,254                                 44,638                  -
      Premises and equipment                      18,777                                  9,060                  -
      Professional fees                           11,413                                  5,160
      Supplies, printing and postage               5,397                  79              4,246
      Other expenses                              25,590               2,087             18,202              1,428
                                           --------------     ---------------     --------------     --------------
           Total noninterest expense             147,431               2,166             81,306              1,428

                                           --------------     ---------------     --------------     --------------
Net Loss                                       ($141,769)            ($1,633)          ($76,053)           ($1,037)
                                           ==============     ===============     ==============     ==============
Basic earnings per share                          $(5.99)             $(0.84)            $(2.11)            $(0.40)
                                           ==============     ===============     ==============     ==============

                          PART I. FINANCIAL INFORMATION
                          WESTERN RESERVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six months ended June 30
                                                                     1998                  1997
                                                               -----------------     -----------------
Operating Activities
      Net income                                                      ($141,769)              ($1,633)
      Depreciation                                                        2,326
      (Increase) in other assets                                        (81,500)              (22,249)
      (Decrease) in other liabilities                                    (4,437)

                                                               -----------------     -----------------
           Net Cash (Used In) Operating Activities                     (225,380)              (23,882)

Investing Activities
      Purchases of premises and equipment, net                          (39,909)

                                                               -----------------     -----------------
           Net Cash (Used In) Investing Activities                      (39,909)                    -

Financing Activities
      Proceeds from issuance of common stock                            860,000                51,600

                                                               -----------------     -----------------
           Net Cash Provided By Financing Activities                    860,000                51,600

                                                               -----------------     -----------------
Increase in Cash and Cash Equivalents                                   594,711                27,718
Cash and cash equivalents at beginning of period                         29,258                     -

                                                               -----------------     -----------------
Cash and cash equivalents at end of period                             $623,969               $27,718
                                                               =================     =================

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Western Reserve Bancorp, Inc. (the Company) was incorporated on February 25, 1997 and was a development state company as of June 30, 1998 and December 31, 1997. The Company is devoting its efforts to the offering of its common shares to the general public and to obtaining regulatory approvals, recruiting personnel and financial planning relating to the organization of The Western Reserve Bank (the Bank). The Company is expected, upon completion of the public stock offering and obtaining regulatory approvals, to purchase 100 percent of the common stock of the Bank, to be formed under the laws of the State of Ohio. The Company anticipates filing an application to become a bank holding company with the Board of Governors of the Federal Reserve system pursuant to the Bank Holding Company Act of 1956, as amended.

Nature of Business: The Bank intends to offer a full range of commercial and consumer banking services primarily in its defined market area of Medina County, Ohio.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. Areas involving the use of management's estimates and assumptions include the realization of deferred tax assets and the depreciation of premises and equipment.

Deferred Organization and Stock Offering Costs: Costs directly associated with the organization of the Company and the Bank, as well as costs directly associated with preparing the stock offering have been deferred. Upon initiation of business as a bank and bank holding company, the organization costs will be amortized to expense over 60 months. Stock offering costs will be deducted from the proceeds received in the offering. If the formation of the Bank is not completed, these deferred costs will be charged to operations immediately.

Income Taxes: The Company uses the liability method of accounting for income taxes. The benefit for the net operating loss has been set off by a valuation allowance equal to the deferred tax asset.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company leases a vehicle and office space from related parties at June 30, 1998 and December 31, 1997. The office space is rented on a month-to-month basis and is not intended to become the Company's ultimate corporate headquarters. The vehicle is leased based on a 36 month closed end lease.

NOTE 3 - STOCK OPTIONS

The Company's Board of Directors intends to adopt a stock option plan. Under the intended terms of the plan, nonqualified stock options for up to 10% of the Company's common stock will be granted to the Chief Executive Officer as part of his employment agreement. The exercise price will be the base price at which the initial public shares are offered for 70% of the options, and 160%, 180% and 200% of the base price for each remaining 10% increment, respectively. The options become vested upon commencement of operations of the Bank and are exercisable on or after December 31, 2001.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company has entered into an employment agreement with the Chief Executive Officer. The agreement, which expires December 31, 2001, provides a base annual salary of $125,000. The agreement provides for compensation in the event the officer is terminated without cause or in the event the Company has not commenced operations of the Bank.

NOTE 5 - INCOME TAXES

The tax benefit associated with the net operating loss carryforward of $197,438 has been offset with a valuation allowance as of June 30, 1998, since the Company is in the development stage and has no history of generating taxable income.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 1998


The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) at June 30, 1998 to December 31, 1997, and the results of operations for the three months and six months ended June 30, 1998 and 1997. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets as of June 30, 1998 were $823,528, compared with $109,734 at December 31, 1997. Cash and cash equivalents increased $594,711 to $623,969 at June 30, 1998 from $29,258 at December 31, 1997. Shareholders' equity increased $718,231, to $822,562 at June 30, 1998, from $104,331 at December 31, 1997. This increase was due to the addition of $860,000 from the sale of common stock to the organizing group, less a net loss of $141,769 for the six months ended June 30, 1998. The additional funds raised from the sale of the stock were used for normal operating expenses, as well as to fund the increase in deferred costs of $81,500 from $64,232 at December 31, 1997, to $145,732 at June 30, 1998. These
represent the costs directly associated with the organization of the Company and the Bank, as well as costs directly associated with preparing the stock offering.

RESULTS OF OPERATIONS

The net loss increased to $141,769 for the six months ended June 30, 1998 from $1,633 for the same period in 1997. For the second quarter of 1998 and 1997, the net losses were $76,053 and $1,037, respectively. The increased loss is primarily a result of the timing and activities of the development stage. The Company began development stage activities on February 25, 1997, and the net loss for the six months and three months ended June 30, 1997 represents the initial activities of the development stage operations. For the period ended June 30, 1998, the Company is further along in its development stage, has sold stock in the Company, and is in the process of hiring officers and staff of the proposed bank, developing the systems and the procedures for the proposed Bank and making all the necessary regulatory filings. The net loss for the three and six months ended June 30, 1998, is due to expenditures related to salaries for the Company's current three employees, occupancy costs related to the current leased space, and other expenses incurred in the development stage.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to generate sufficient cash flow to fund current obligations. As summarized in the Statement of Cash Flows, the Company's main source of cash flow is currently the issuance of stock, and to a much lesser extent, the interest income on interest-bearing deposits. The primary uses of cash are for the operating activities of the

Company during the development stage. At June 30, 1998, the Company has cash and cash equivalents of $623,969 to fund future organizing activities.

As discussed above, total capital increased $718,231, from $104,331 at December 31, 1997 to $822,562 at June 30, 1998. The increase was due to the sale of common stock to the organizers of the Company, less the net loss of $141,769 for the six months ended June 30, 1998.

STATUS OF STOCK OFFERING

The registrant has registered 500,000 shares of no par common stock under the registration statement number 333-43361 which was declared effective February 24, 1998. The offering of the shares commenced on February 28, 1998, and proceeded without the use of a managing underwriter. There were no direct expenses paid by the registrant from the effective date through June 30, 1998, for underwriters' discounts or commissions, finders' fees, or other expenses paid to underwriters.

On July 1, 1998, the Company concluded the stock offering, in accordance with the terms described in the prospectus. As of that date, subscriptions totaling $6,429,200, representing 321,460 common shares, had been received.

YEAR 2000 DISCLOSURE

The Year 2000 (or Y2K) problem arises from the fact that, in order to save memory, many computer software programs and hardware were developed using only two digits to identify the year (i.e., "98" for 1998, "99" for 1999).
However, these systems may not be able to distinguish whether "00" means 1900 or 2000. Thus, not only may these systems not know what year (or century) it is, but any calculations that are dependent upon the date or the passage of time could be compromised.

In that the Company is a start up, it is acquiring all of its systems after mid-1998. Therefore, all systems being purchased or considered will be required to be Year 2000 compliant. It is not expected that there will be any material additional costs associated with this process.

The proposed bank could also be exposed to risk as a result of the effects of Y2K on the bank's borrowers. Therefore, the bank's loan officers will work with customers to evaluate and document each commercial customer's awareness of, plans for dealing with, and potential impact of the Y2K issue on their business, particularly with respect to their ability to repay their loans.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1998

                           PART II--OTHER INFORMATION


Items 1 - 5 are not applicable.

Item 6 - Exhibits and Reports on Form 8-K:

         (a) Exhibits

    EXHIBIT
     NUMBER       DESCRIPTION
     ------       -----------

      3.1         Certificate of Incorporation of Western Reserve Bancorp, Inc.
                  (1)
      3.2         Bylaws of Western Reserve Bancorp, Inc. (1)
      4.0         Stock Certificate of Western Reserve Bancorp, Inc. (1)
       27         Financial Data Schedule (2)


         (b) No current reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998





(1)  Previously filed, and incorporated herein by reference.
(2)  Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
     S-K.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Western Reserve Bancorp. Inc.

Date:  August 14, 1998                By:  /s/ Edward J. McKeon
                                           Edward J. McKeon
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)