Form 10QSB
period 1998-09-30
WESTERN RESERVE BANCORP INC
filed 1998-11-16
CIK 1051473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



For the quarter ended September 30, 1998

Commission file number 333-43361
                      ----------


                          WESTERN RESERVE BANCORP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                           31-1566623
              ----                                           ----------
  (State or other jurisdiction of                          (IRS Employer
   incorporation or organization                           Identification No.)

                 4015 Medina Road, Suite 100, Medina, Ohio 44256
               --------------------------------------------------
                    (Address of principal executive offices)


                 23 Public Square, Suite 220, Medina, Ohio 44256
                 -----------------------------------------------
                                (Former address)

                                 (330) 764-3131
                                 --------------
               Registrant's telephone number, including area code


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X                No
                                   ----

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

Class:                                      Outstanding as of October 31, 1998:
Common Stock, no par value                  320,617 common shares

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1998


                                      PART I--FINANCIAL INFORMATION
                                                                                                      Page
ITEM 1   FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition as of September 30, 1998
            and  December 31, 1997...........................................................           3

         Consolidated Statements of Income for the three months and nine months
            ended September 30, 1998 and 1997................................................           4

         Condensed Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1998 and 1997................................................           5

         Notes to Consolidated Financial Statements .........................................           6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS .............................................           8


                                       PART II--OTHER INFORMATION

         OTHER INFORMATION ..................................................................          10

         SIGNATURES .........................................................................          11




                                          PART I. FINANCIAL INFORMATION
                                          WESTERN RESERVE BANCORP, INC.
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                   (Unaudited)
                                                                                September 30,          December 31,
                                                                                    1998                   1997
                                                                                -------------          ------------

Assets
      Cash and due from banks                                                     $     4,949          $         0
      Interest-bearing deposits in other banks                                      5,887,936               29,258
                                                                                  -----------          -----------
           Cash and cash equivalents                                                5,892,885               29,258
      Premises and equipment, net                                                     107,817               16,244
      Other assets                                                                     16,268
      Deferred costs                                                                  165,587               64,232
                                                                                  -----------          -----------

                Total Assets                                                      $ 6,182,557          $   109,734
                                                                                  ===========          ===========

Liabilities and Shareholders' Equity
Liabilities
      Checks paid in excess of cash balance                                       $         0          $     5,305
      Accounts payable                                                                 91,717                   98
                                                                                  -----------          -----------
                Total Liabilities                                                      91,717                5,403

Shareholders' Equity
      Common stock, without par value, $1 stated value: 750,000 shares authorized, 320,617 and 8,000 shares issued and outstanding at
           September 30, 1998 and December 31, 1997, respectively                     320,617                8,000
      Additional paid-in capital                                                    6,091,723              152,000
      Defecit accumulated during the development stage                               (321,500)             (55,669)
                                                                                  -----------          -----------
           Total Shareholders' Equity                                               6,090,840              104,331
                                                                                  -----------          -----------

                Total Liabilities and Shareholders' Equity                        $ 6,182,557          $   109,734
                                                                                  ===========          ===========



See accompanying notes to financial statements.



                                                   PART I. FINANCIAL INFORMATION
                                                   WESTERN RESERVE BANCORP, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)

                                               Nine months ended September 30        Three months ended September 30
                                                   1998              1997                 1998               1997
                                               -----------        ----------          ----------         ----------

Income
      Interest income                           $  79,551          $     847          $  74,060          $     314
      Other income                                    171               --                 --                 --
                                                ---------          ---------          ---------          ---------
           Total income                            79,722                847             74,060                314

Expense
      Salaries and benefits                       238,694                               152,440               --
      Premises and equipment                       25,946                                 7,169               --
      Professional fees                            36,406                                24,993               --
      Supplies, printing and postage                9,136                107              3,739                 28
      Other expenses                               35,371              2,798              9,781                711
                                                ---------          ---------          ---------          ---------
           Total noninterest expense              345,553              2,905            198,122                739

                                                ---------          ---------          ---------          ---------
Net Loss                                        ($265,831)         ($  2,058)         ($124,062)         ($    425)
                                                =========          =========          =========          =========

Basic earnings per share                        ($   2.15)         ($   0.65)         ($   0.39)         ($   0.16)
                                                =========          =========          =========          =========







See accompanying notes to financial statements.



                                    PART I. FINANCIAL INFORMATION
                                    WESTERN RESERVE BANCORP, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                     Nine months ended September 30
                                                                       1998                  1997
                                                               -----------------     -----------------

Operating Activities
      Net income                                                      ($265,831)              ($2,058)
      Depreciation                                                        2,414
      (Increase) in other assets                                       (117,623)              (25,347)
      Increase in other liabilities                                      86,314
                                                               -----------------     -----------------
           Net Cash (Used In) Operating Activities                     (294,726)              (27,405)

Investing Activities
      Purchases of premises and equipment, net                          (93,987)
                                                               -----------------     -----------------
           Net Cash (Used In) Investing Activities                      (93,987)                    -

Financing Activities
      Proceeds from issuance of common stock                          6,252,340                51,600
                                                               -----------------     -----------------
           Net Cash Provided By Financing Activities                  6,252,340                51,600
                                                               -----------------     -----------------
Increase in Cash and Cash Equivalents                                 5,863,627                24,195
Cash and cash equivalents at beginning of period                         29,258                     -
                                                               -----------------     -----------------
Cash and cash equivalents at end of period                           $5,892,885               $24,195
                                                               =================     =================










See accompanying notes to financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Western Reserve Bancorp, Inc. (the Company) was incorporated on February 25, 1997 and was a development stage company as of September 30, 1998 and December 31, 1997. The Company has been devoting its efforts to the offering of its common shares to the general public and to obtaining regulatory approvals, recruiting personnel and financial planning relating to the organization of The Western Reserve Bank (the Bank). The Company is expected, upon completion of the public stock offering and obtaining regulatory approvals, to purchase 100 percent of the common stock of the Bank, to be formed under the laws of the State of Ohio. The Company has filed an application to become a bank holding company with the Board of Governors of the Federal Reserve system pursuant to the Bank Holding Company Act of 1956, as amended.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company leases a vehicle and office space from related parties at September 30, 1998 and December 31, 1997. The office space is rented on a month-to-month basis and is not intended to become the Company's ultimate corporate headquarters. The vehicle is leased based on a 36 month closed end lease.

NOTE 3 - STOCK OPTIONS

The Company's Board of Directors intends to adopt a stock option plan. Under the intended terms of the plan, nonqualified stock options for up to 10% of the Company's common stock will be granted to the Chief Executive Officer as part of his employment agreement. The exercise price will be the base price at which the initial public shares are offered for 70% of the options, and 160%, 180% and 200% of the base price for each remaining 10% increment, respectively. The options become vested and are exercisable on or after December 31, 2001.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company has entered into an employment agreement with the Chief Executive Officer. The agreement, which expires December 31, 2001, provides a base annual salary of $125,000. The agreement provides for compensation in the event the officer is terminated without cause or in the event the Company has not commenced operations of the Bank.

NOTE 5 - INCOME TAXES

The tax benefit associated with the net operating loss carryforward of $321,500 has been offset with a valuation allowance as of September 30, 1998, since the Company is in the development stage and has no history of generating taxable income.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998


The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) at September 30, 1998 to December 31, 1997, and the results of operations for the three months and nine months ended September 30, 1998 and 1997. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets as of September 30, 1998 were $6,182,557, compared with $109,734 at December 31, 1997. Cash and cash equivalents increased $5,863,627 to $5,892,885 at September 30, 1998 from $29,258 at December 31, 1997. Shareholders' equity increased $5,986,509, to $6,090,840 at September 30, 1998, from $104,331 at
December 31, 1997. This increase was due to the addition of $6,252,340 from the sale of common stock to the organizing group and the public, less a net loss of $265,831 for the nine months ended September 30, 1998. The additional funds raised from the sale of the stock were used for normal operating expenses, as well as to fund the increase in deferred costs of $101,355 from $64,232 at December 31, 1997, to $165,587 at September 30, 1998. These represent the costs directly associated with the organization of the Company and the Bank, as well as costs directly associated with preparing the stock offering.

RESULTS OF OPERATIONS

The net loss increased to $265,831 for the nine months ended September 30, 1998 from $2,058 for the same period in 1997. For the third quarter of 1998 and 1997, the net losses were $124,062 and $425 respectively. The increased loss is primarily a result of the timing and activities of the development stage. The Company began development stage activities on February 25, 1997, and the net loss for the nine months and three months ended September 30, 1997 represents the initial and ongoing activities of the development stage operations. For the period ended September 30, 1998, the Company is further along in its development stage, has completed the sale of stock in the Company, has hired officers and is in the process of hiring staff of the proposed bank, is developing the systems and the procedures for the proposed Bank and is making all the necessary regulatory filings. The net loss for the three and nine months ended September 30, 1998, is due to expenditures related to salaries for the Company's current employees, occupancy costs related to the current leased space, and other expenses incurred in the development stage.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to generate sufficient cash flow to fund current obligations. As summarized in the Statement of Cash Flows, the Company's main source of cash flow is currently the issuance of stock, and to a much lesser extent, the interest income on interest-bearing deposits. The primary uses of cash are for the operating activities of the Company during the development stage. At September 30, 1998, the Company has cash and cash equivalents of $5,892,885 to fund future organizing activities and to purchase the stock of the bank, upon receipt of all regulatory approvals.

As discussed above, total capital increased $5,986,509, from $104,331 at December 31, 1997 to $6,090,840 at September 30, 1998. The increase was due to the sale of common stock to the organizers of the Company and the public, less the net loss of $265,831 for the nine months ended September 30, 1998.

STATUS OF STOCK OFFERING

The registrant has registered 500,000 shares of no par common stock under the registration statement number 333-43361 which was declared effective February 24, 1998. The offering of the shares commenced on February 28, 1998, and proceeded without the use of a managing underwriter. There were no direct expenses paid by the registrant from the effective date through September 30, 1998, for underwriters' discounts or commissions, finders' fees, or other expenses paid to underwriters.

On July 1, 1998, the Company concluded the stock offering, in accordance with the terms described in the prospectus. As of that date, subscriptions totaling $6,412,340, representing 320,617 common shares, had been received.


STATUS OF REGULATORY APPROVALS AND ORGANIZATION OF THE BANK

As of November 5, 1998, the Corporation had received approvals from the State of Ohio Division of Financial Institutions, the Federal Reserve Bank of Cleveland, and the Federal Deposit Insurance Corporation to form the Bank Holding Company, to purchase 100 percent of the stock in the Bank, and to commence operations of the Bank. The Bank opened its doors for business on November 6, 1998.


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

In that the Company is a start-up, it is acquiring all of its systems after mid-1998. Therefore, all systems being purchased or considered will be required to be Year 2000 compliant. It is not expected that there will be any material additional costs associated with this process.

The proposed bank could also be exposed to risk as a result of the effects of Y2K on the bank's borrowers. Therefore, the bank's loan officers will work with customers to evaluate and document each commercial customer's awareness of, plans for dealing with, and potential impact of the Y2K issue on their business, particularly with respect to their ability to repay their loans.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1998

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


         (b) No current reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998





(1) Previously filed and incorporated herein by reference.

(2) Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Western Reserve Bancorp. Inc.

Date:  November 13, 1998             By:   /s/ Edward J. McKeon
                                     Edward J. McKeon
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)