Form 10KSB40
period 1998-12-31
WESTERN RESERVE BANCORP INC
filed 1999-03-31
CIK 1051473

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[x] Annual report under Section 13 or 15(d) of the Securities Exchange
    Act of
    For the fiscal year ended December 31, 1998
                              -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________________ to ___________________


Commission file number  333-43361
                       ------------

                          WESTERN RESERVE BANCORP, INC.
                          -----------------------------
                 (Name of Small Business Issuer in Its Charter)

                  Ohio                                   31-1566623
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

4015 Medina Road, Suite 100, Medina, Ohio                     44256
-----------------------------------------            -----------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                 (330) 764-3131
                      ------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:

                 Common Stock, no par value, $1.00 stated value
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days.
                                Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Issuer's gross revenues for its most recent fiscal year were $ 200,193.

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 24, 1999 was approximately $5,375,340. As of said date, the Issuer had 320,267 shares of Common Stock issued and outstanding.

                      Documents incorporated by reference:
Part II--Portions of Registrant's 1998 Annual Report to Shareholders.
Part III--Portions of Registrant's 1998 Proxy Statement for Annual Meeting of Shareholders to be held April 28, 1999

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------
GENERAL

The Company, an Ohio corporation incorporated on February 25, 1997, is a bank holding company that owns all of the capital stock of the Western Reserve Bank, an Ohio state-chartered bank located in Medina, Ohio (the "Bank"). From the date of the Company's inception through October 1998, the Company and the Bank conducted no business other than matters incidental to their organization and opening for business. On February 24, 1998, the Company commenced an initial public offering (the "Offering") of up to 500,000 shares of its Common Stock pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission ("SEC") on February 12, 1998, as amended. The Offering was concluded on July 1, 1998. A total of 320,267 shares of the Company's common stock were sold, with proceeds, net of offering costs, of $6,368,499. Approximately $5,800,000 of the proceeds was used to provide initial capitalization for the Bank. The Bank commenced business on November 6, 1998. The Company and the Bank currently maintain their offices at 4015 Medina Road, Suite 100, Medina, Ohio 44256. The Company's telephone number is (330) 764-3131.

BUSINESS STRATEGY

In the past few years, many of the financial institutions in the Medina County market area have been acquired by large regional organizations headquartered outside of the area. As a result, the organizers believed that the competitive and economic environment was right for a new, independent, locally owned and managed bank to serve the financial needs of the residents and businesses in the Medina area. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. Currently, the only business the Company is engaged in is the ownership of its wholly owned bank subsidiary, Western Reserve Bank. However, in the future, the holding company structure could provide flexibility for the expansion of the Company's business through additional banking-related services which commercial banks are currently unable to provide under current law.

The Bank offers a broad range of deposit services for consumers and businesses, including noninterest-bearing and interest-bearing checking accounts, savings and money market accounts, time certificates of deposit and individual retirement accounts. The Bank engages in a full line of lending activities, including commercial loans, consumer loans to individuals for household, family and other personal expenditures, real estate loans, including first mortgage loans, home equity loans and construction loans. While the Bank makes residential mortgage loans, substantially all of such fixed-rate loans are sold to a bank that specializes in serving the community bank mortgage market. The Bank also offers other services, including credit, debit and ATM cards with access to regional and national automated teller networks, safe deposit boxes, cashiers checks, traveler's checks and an ATM.

Under applicable law, the Bank is permitted to make loans to individual borrowers in aggregate amounts of up to 15 percent of the sum of the Bank's total capital and allowance for loan losses. At December 31, 1998, the Bank's legal lending limit was approximately $854,000. The Board of Directors has established an "in-house" limit of $750,000. The Board may from time to time raise or lower the "in-house" limit as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions. The Company believes that the Bank's legal lending limit is adequate to satisfy the credit needs of most of its clients. For credit needs that exceed the Bank's legal lending limit, the Bank has the ability to participate with other banks to meet the credit need. In such instances, the Bank intends to be the lead bank in the loan arrangement.

The Bank's market area is competitive. There are many commercial banks, savings institutions and credit unions with multiple offices in its primary service area of Medina County. However, in the past few years, many of the area's financial institutions have been acquired by large regional organizations headquartered outside of the Medina area. As a result of such consolidation, the Company believes that the competitive and economic environment is right for a new, independent, locally owned and managed bank such as Western Reserve Bank to serve the financial needs of Medina area residents and businesses. The Bank also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

EMPLOYEES

At December 31, 1998, the Bank has 11 full-time and four part-time employees. None of its employees are covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.


SUPERVISION AND REGULATION

GENERAL

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC"), the Ohio Division of Financial Institutions (the "Division"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions such as the Company and the Bank regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The following references to material statutes and regulations affecting the Company and the Bank are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and the Bank.

THE COMPANY

GENERAL. The Company, as the sole stockholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the FRB under the Bank Holding Company Act of 1956 (the "BHCA") as amended. In accordance with FRB policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. Under the BHCA, the Company is subject to periodic examination by the FRB and is required to file with the FRB periodic reports of its operations and such additional information as the FRB may require. The Company is also subject to regulation by the Division under Ohio law.

INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain FRB approval before acquiring substantially all the assets of any bank or bank holding company or ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, it would own or control, directly or indirectly, more than five percent (5%) of the voting shares of such bank or bank holding company.

The BHCA also prohibits, with certain limited exceptions, the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the FRB, the Company is permitted to engage in, among other activities, such banking-related activities as making or servicing loans or certain types of leases; engaging in certain insurance and discount brokerage activities; performing certain data processing services; acting in certain circumstances as a fiduciary or investment or financial advisor; and making investments in certain corporations or projects designed primarily to promote community welfare. The Company has no present plans to engage in such activities.

Bank holding companies are restricted in, and subject to, limitations regarding transactions with subsidiaries and other affiliates. In addition, bank holding companies and their subsidiaries are prohibited from engaging in certain "tie-in" arrangements in connection with any extensions of credit, leases, sales of property or furnishing of services.

Subject to certain restrictions, the Company will be able to borrow money to make a capital contribution to the Bank and for other proper corporate purposes, and such loans can be repaid from dividends paid by the Bank to the company. There are no plans at the present time for the Company to borrow money under such circumstances. The Company may also raise capital for the Bank and otherwise by selling securities, as it did in its Offering.

Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with FRB capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the Company's allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

Under the FRB's guidelines, the capital standards described above apply on a consolidated basis to bank holding companies that have more than $150 million in total consolidated assets, but generally apply on a bank-only basis to bank holding companies, like the Company, that have less than $150 million in total consolidated assets.

Dividends. The ability of the Company to obtain funds for the payment of dividends and for other cash requirements will be largely dependent on the amount of dividends which may be declared by its subsidiary, the Bank. Generally, an Ohio state-chartered bank may not declare a dividend without the approval of the Division, if the total of dividends declared by such bank in a calendar year exceeds the total of its net profits for that year, combined with its retained profits of the preceding two years. In addition, state-chartered banks are subject to dividend regulation by the primary federal bank regulatory agency in connection with general supervisory authority as it relates to a bank's requirement to maintain adequate capital (See "Capital" above.)

THE BANK

GENERAL. The Bank is an Ohio-chartered bank and member of the Federal Reserve System. The Bank is therefore regulated by the Division as well as the Board of Governors of the Federal Reserve System. The regulatory agencies have the authority to regularly examine the Bank and the Bank will be subject to the regulations promulgated by its supervisory agencies. In addition, the deposits of the Bank are insured by the FDIC to the fullest extent permitted by law and, therefore, the Bank is subject to FDIC regulations.

DEPOSIT INSURANCE. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

For the year ended December 31, 1998, Bank Insurance Fund ("BIF") assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1999, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits. Because the bank is "well capitalized" for purposes of its deposit insurance premiums, it expects its initial annual FDIC premium to be the statutory minimum.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 1998 the FICO assessment rate for SAIF members was approximately 0.063% of deposits while the FICO assessment rate for BIF members was approximately 0.013% of deposits. During the year ended December 31, 1998 the Bank paid no FICO assessments. Management expects to be subject to FICO assessments beginning in 1999.

CAPITAL REQUIREMENTS. The Federal Reserve, Division and FDIC require banks and holding companies to maintain minimum capital ratios. The "risk-adjusted" capital guidelines for the Bank and the Company involve a mathematical process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the Bank's and Company's capital base. The rules set the minimum guidelines for the ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) at 8%. Tier 1 Capital is comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock less certain intangible items. At least half of the total capital is to be Tier 1 Capital. The remainder may consist of a limited amount of subordinated debt, other preferred stock, and a portion of the loan loss reserves (not to exceed 1.25% of risk-weighted assets). The Bank anticipates maintaining capital at a level sufficient to be classified as "well capitalized" pursuant to the Federal Reserve guidelines.

In addition, the federal banking regulatory agencies have adopted leverage capital guidelines for banks and bank holding companies. Under these guidelines, banks and bank holding companies must maintain a minimum ratio of three percent (3%) Tier 1 Capital to total assets. However, most banking organizations are expected to maintain capital ratios well in excess of the minimum level and generally must keep their Tier 1 ratio at or above 5%.
The Bank intends to maintain capital well above the regulatory minimum.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FDIC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Pursuant to the Federal Reserve Bank's approval of Western Reserve Bank's application for membership in the Federal Reserve System, the Bank is required to maintain its Tier 1 tangible capital ratios at a minimum of 9.0% for its first three years of operation. As of December 31, 1998, the Bank exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 150.0%, a Tier 1 risk-based capital ratio of 150.0% and a leverage ratio of 60.8%. These ratios are expected to decrease to more normal levels as the Bank increases its assets through normal banking operations in 1999 and beyond.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. Management of the Company is not aware of any activity or condition that could result in the aforementioned sanctions.

DIVIDENDS. Ohio law prohibits the Bank from paying dividends in an amount greater than the total of its net profits for that year, combined with its retained profits of the preceding two years without the prior approval of the Division. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1998. However, since the Bank has, to date, not recorded a profit, as of December 31, 1998, $-0- was available to be paid as dividends to the Company by the Bank. Additionally, as a condition of its approval to commence operations, the Bank is prohibited from paying dividends to the Corporation for a period of three (3) years without prior written non-objection from the Board of Governors of the Federal Reserve .

ADDITIONAL REGULATION. The Bank is also subject to federal regulation as to such matters as required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement by the Bank of its own securities, limitations upon the payment of dividends and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of addition detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, the Community Reinvestment Act, antiredlining legislation and antitrust laws.

INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit by the Company and its subsidiary, on investments in the stock or other securities of the Company and its subsidiary and the acceptance of the stock or other securities of the Company or its subsidiary as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiary, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or its subsidiary or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the appropriate federal regulator, would constitute grounds for further enforcement action.

BRANCHING AUTHORITY. Ohio banks, such as the Bank, have the authority under Ohio law to establish branches anywhere in the State of Ohio, subject to receipt of all required regulatory approvals.

In May 1997 Ohio adopted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") which allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-

Neal Act and authorized by Ohio law. Management currently has no plans to establish any branch offices.


FEDERAL RESERVE SYSTEM. FRB regulations, as presently in effect, require depository institutions to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $47.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $47.8 million, the reserve requirement is $1.434 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. In 1998, the Bank was not yet subject to the foregoing requirements. The Bank expects to be subject to these requirements in 1999.


PENDING LEGISLATION. Legislation is pending in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Congress also regularly considers legislation that may have an impact upon the operations of the Company and Bank. At this time, the Company is unable to predict whether any proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

ITEM 1.  BUSINESS-STATISTICAL DISCLOSURE
         -------------------------------

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

       A. The following are the average balance sheets for the years ending December 31:


                                                       ----------------------------1998--------------------------
                                                                                   ----
                                                          Average                                       Average
                                                          Balance                Interest                Rate
                                                          -------                --------                ----
ASSETS
Interest-earning assets
     Federal funds sold                                 $   76,096              $    3,709                4.87%
     Interest-bearing deposits in other
       financial institutions                            3,601,472                 187,234                5.20
     Federal Reserve Bank stock                             25,273                   1,566                6.20
     Loans receivable (1)                                   54,100                   4,360                8.06
                                                        ----------              ----------
        Total interest-earning assets                    3,756,941                 196,869                5.24

Noninterest-earning assets
     Cash and due from banks                                81,219
     Allowance for loan losses                                (213)
     Premises and equipment, net                            77,369
     Accrued interest receivable and
       other assets                                        134,841
                                                        ----------

                                                        $4,050,157
                                                        ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Savings, NOW and money markets                     $  386,257              $   16,509                4.27%
     Certificates of deposits                               37,573                   1,706                4.54
                                                        ----------              ----------
        Total interest-bearing liabilities                 423,810                  18,215                4.30%
                                                                                ----------

Noninterest-bearing liabilities
     Demand deposits                                        73,375
     Accrued interest payable and
       other liabilities                                   559,355
                                                        ----------
                                                         1,056,560

Shareholders' equity                                     2,993,597
                                                        ----------

                                                        $4,050,157
                                                        ==========

Net interest income/spread                                                      $  178,654                0.94%
                                                                                ==========           =========

Net interest income as a percent
  of average interest earning assets                                                                      4.76%
                                                                                                     =========


(1)  Loan fees of $2,025 were excluded from the computation.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

                                                     ------------------------------1997--------------------------
                                                          Average                                       Average
                                                          Balance                Interest                Rate
                                                          -------                --------                ----
ASSETS
Interest-earning assets
     Interest-bearing deposits in other
        financial institutions                       $      29,093               $  1,114                 3.83%
                                                     -------------               --------
        Total interest-earning assets                       29,093                  1,114                 3.83%

Noninterest-earning assets
     Cash and due from banks                                   944
     Accrued interest receivable and
       other assets                                         29,041
                                                     -------------
                                                     $      59,078
                                                     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Deposits                                        $           0               $      0                    n/a
                                                     -------------               --------
        Total interest-bearing liabilities                       0                      0                    n/a
                                                                                 --------

Noninterest-bearing liabilities
     Accrued interest payable and
       other liabilities                                       542
                                                     -------------
                                                               542

Shareholders' equity                                        58,536
                                                     -------------

                                                     $      59,078
                                                     =============

Net interest income/spread                                                       $  1,114                 3.83%
                                                                                 ========            =========

Net interest income as a percent
  of average interest earning assets                                                                      3.83%
                                                                                                     =========

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

       B. The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

           Volume Variance - change in volume multiplied by the previous year's rate. Rate Variance - change in rate multiplied by the previous year's volume.
           Rate/Volume Variance - change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.



                                                                   Total             Variance Attributable To
                                                                  Variance           ------------------------
                                                                  1998/1997          Volume               Rate
                                                                  ---------          ------               ----
INTEREST INCOME
     Federal funds sold                                       $        3,709     $        3,709    $              -
     Interest-bearing deposits in other
        financial institutions                                       186,120            137,082              49,038
     Federal Reserve Bank stock                                        1,566              1,566                   -
     Loans receivable                                                  4,360              4,360                   -
                                                              --------------     --------------    ----------------
                                                                     195,755            146,717              49,038

INTEREST EXPENSE
     Savings, NOW and money markets                                   16,509             16,509                   -
     Certificates of deposits                                          1,706              1,706                   -
                                                              --------------     --------------    ----------------
                                                                      18,215             18,215                   -
                                                              --------------     --------------    ----------------

NET INTEREST INCOME                                           $      177,540     $      128,502    $         49,038
                                                              ==============     ==============    ================



II.    INVESTMENT PORTFOLIO

       Neither the Company nor the Bank had any investment securities at December 31, 1998 or 1997.

III.     LOAN PORTFOLIO


       A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31, 1998. There were no loans outstanding at December 31, 1997.

                                                                       1998
                                                                       ----
           Commercial                                               $ 481,609
           Home equity lines of credit                                122,311
           Installment and credit card loans to individuals           261,177
                                                                    ---------
                                                                    $ 865,097
                                                                    =========

           CONCENTRATIONS OF CREDIT RISK: The Company grants commercial, residential real estate mortgage and installment loans to individuals mainly in Medina and contiguous counties in Ohio. Commercial loans include loans collateralized by business assets. Commercial loans make up approximately 56% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. Home equity lines of credit make up approximately 14% of the loan portfolio and are collateralized by residential real estate. Installment loans to individuals make up approximately 30% of the loan portfolio and are primarily collateralized by consumer assets.

       B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial loans outstanding as of December 31, 1998 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

                                            Maturing                  Commercial
                                            --------                  ----------

           Within one year                                             $  60,656
           After one year but within five years                          420,953
           After five years                                                    0
                                                                       ---------
                                                                       $ 481,609
                                                                       ---------


                                                               Commercial Loan Interest Sensitivity
                                                               ------------------------------------
                                                            Fixed            Variable
                                                            Rate               Rate               Total
                                                            ----               ----               -----
           Due after one year but
             within five years                          $   340,953         $   80,000         $   420,953
           Due after five years                                   0                  0                   0
                                                        -----------         ----------         -----------

                                                        $   340,953         $   80,000         $   420,953
                                                        ===========         ==========         ===========

       C.  Risk Elements
           -------------

              1. Nonaccrual, Past Due, Restructured and Impaired Loans - The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31.

                                                                                     1998
                                                                                     ----

                  (a)    Loans accounted for on a nonaccrual basis                $    -

                  (b)    Accruing loans which are contractually past due 90
                         days or more as to interest or principal payments             -

                  (c)    Loans not included in (a) or (b) which are "Troubled
                         Debt Restructurings" as defined by
                         Statement of Financial Accounting Standards No. 15            -

                  (d)    Other loans defined as "impaired"                             -
                                                                                  ------
                                                                                  $    -
                                                                                  ------

                  Management believes the allowance for loan losses at December 31, 1998 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                                                                        1998
                                                                                        ----
                                                                                   (In thousands)
                  Gross interest income that would have been recorded in 1998 on nonaccrual loans outstanding at December 31, 1998 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since
                  origination if held for part of the period                          $       -

                  Interest  income  actually  recorded on  nonaccrual  loans and
                  included in net income for the period                                       -
                                                                                      ---------

                  Interest income not recognized during the period
                                                                                      $       -
                                                                                      ---------

                  Discussion of the Nonaccrual Policy

                  The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful. When interest accruals are discontinued, interest income accrued in the current period is reversed. While loans which are past due 90 days or more as to interest or principal payments are considered for nonaccrual status, management may elect to continue the accrual of interest when the estimated net realizable value of collateral, in management's judgment, is sufficient to cover the principal balance and accrued interest.

              2.  Potential Problem Loans

                  As of December 31, 1998, in addition to the $-0- of loans reported under Item III, C.1., there are $-0- in other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C.1 at some future date. There were no loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Section 1 above.

              3.  Foreign Outstandings

                  None

              4.  Loan Concentrations

                  None

       D.  Other Interest-Bearing Assets
           -----------------------------

           There are no other interest-bearing assets as of December 31, 1998 which would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

IV.   SUMMARY OF LOAN LOSS EXPERIENCE

       A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the year ended December 31:

                                                                          1998
                                                                          ----
        LOANS
                Loans outstanding at end of period                      $865,097
                                                                        ========

                Average loans outstanding during period                 $ 54,100
                                                                        ========

        ALLOWANCE FOR LOAN LOSSES

                Balance at beginning of period                          $     -

                Loans charged-off
                    Commercial                                                -
                    Residential real estate mortgage                          -
                    Installment loans to individuals                          -
                                                                        -------
                                                                              -
                Recoveries of loans previously charged-off
                    Commercial                                                -
                    Residential real estate mortgage                          -
                    Installment loans to individuals                          -
                                                                        -------
                                                                              -
                                                                        -------

        Net loans charged-off                                                 -

        Provision for loan losses                                        11,700
                                                                        -------

        Balance at end of period                                        $11,700
                                                                        =======

        Ratio of net charge-offs during the period to
          average loans outstanding during the period                        -%
                                                                        =======

           The allowance for loan losses balance and the provision for loan losses are judgmentally determined by management based upon periodic reviews of the loan portfolio. In addition, management considered the level of charge-offs on loans as well as the fluctuations of charge-offs and recoveries on loans including the factors which caused these changes. Estimating the risk of loss and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values and other factors and estimates which are subject to change over time.

       B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

                                                                                       December 31, 1998
                                                                                  Allocation of the Allowance
                                                                             -----------for Loan Losses------------
                                                                                               Percentage of Loans
                                                                                                In Each Category
                                                                                Allowance           to Total
                                                                                 Amount               Loans
                                                                                 ------               -----

           Commercial                                                        $    6,983                 55.7%
           Home equity lines of credit                                              612                 14.1
           Installment and credit card loans to individuals                       3,922                 30.2
           Unallocated                                                              183                    -
                                                                             ----------          -----------

                                                                             $   11,700                100.0%
                                                                             ==========          ===========

           While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.


V.     DEPOSITS

             The average amount of deposits and average rates paid are summarized as follows for the year ended December 31:

                                                                1998
                                                                ----
                                                        Average       Average
                                                        Amount         Rate
                                                        ------         ----
                                                       (Dollars in thousands)

       Savings, NOW and money markets                  $386,257        4.27%
       Certificates of deposits                          37,573        4.54
       Demand deposits (noninterest-bearing)             73,375           -
                                                       --------
                                                       $497,205        3.66%
                                                       ========

       At December 31, 1998, the Bank had one time certificate of deposit of $100,000 or more outstanding, totaling $100,395, which matures in November 1999.

VI.      RETURN ON EQUITY AND ASSETS

       The ratio of net income (loss) to average shareholders' equity and average total assets and certain other ratios are as follows:

                                                        1998            1997
                                                        ----            ----

        Average total assets                          $4,050,157     $ 59,078
        Average shareholders' equity                  $2,993,597     $ 58,536
        Net loss                                      $ (620,952)    $(55,669)
        Return on average total assets                     (15.3)%      (94.2)%
        Return on average shareholders' equity             (20.7)%      (95.1)%
        Cash dividends declared                       $     0.00     $   0.00
        Dividend payout percentage                           n/a          n/a
        Average shareholders'
          equity to average total assets                   73.9%         99.1%

VII.    SHORT-TERM BORROWINGS

        The Company did not have any category of short-term borrowings during or at the end of the reported periods.


ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

The Company leases premises for the Bank's main office at 4015 Medina Road, Suite 100, Medina, Ohio, which also serve as the Company's corporate headquarters. The leased premises consist of approximately 7,884 square feet of a three-story multi-tenant brick building constructed in 1998 with ample parking. The building is located on State Route 18, a major thoroughfare in Medina, approximately 1.5 miles west of Interstate 71 and 1 mile east of downtown Medina.

The lease for the building has a primary term of ten years with options for two five-year extensions. Under the lease, the aggregate lease payment was $17,411 for the last two months in 1998. The annual lease payment for the first year of the lease is $104,463, subject to increases each subsequent year. The facility is leased under an operating lease from a member of the Board of Directors. Refer to Note 4 on page 11 of the Company's 1998 Annual Report to Shareholders (incorporated herein by reference) for additional discussion about the lease.

The Bank has five interior teller stations (two of which are sit-down teller desks, and three of which are traditional stand-up teller counters), a two-lane drive-through, a drive-up ATM and a night depository facility. The Company believes the facility will be adequate to meet the needs of the Company and the Bank for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

The Company is not aware of any legal proceedings against it or the Bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------

The Company's Common Stock was held by approximately 418 holders of record as of March 24, 1999, and is quoted on the OTC Bulletin Board. It has not yet been assigned a symbol. To date there has been no regular and liquid market for the common stock, and there can be no assurance that a regular and liquid trading market will develop in the foreseeable future.

The Company is not aware of any transactions in its common stock since its stock offering which closed on July 1, 1998. All shares were sold at $20.00 per share in the Offering. Certain other private transactions may have occurred during the periods indicated of which the Company has no knowledge.

No cash or other dividends were declared or paid during the fiscal year ended December 31, 1998 or the period from February 25, 1997 through December 31, 1997. The Company expects that all Company and Bank earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, the Company will probably be largely dependent upon dividends paid by the Bank for funds to pay dividends on the Common Stock. It is also possible, however, that the Company could pay dividends in the future generated from investment income and other activities of the Company.

Under Ohio law, the Bank will be restricted as to the maximum amount of dividends it may pay on its Common Stock. For additional discussion regarding dividend restrictions, please refer to the discussion regarding Supervision and Regulation in Part I of this Form 10-KSB.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
         ----------------------------------------------------------------------
         OPERATION
         ---------

The information on pages 24-29 of the Company's 1998 Annual Report to Shareholders under the caption "Management's Discussion and Analysis" is incorporated by reference.


ITEM 7.  FINANCIAL STATEMENTS
         --------------------

The following financial statements and related notes from the 1998 Annual Report to Shareholders are incorporated by reference:

                                                                 Annual Report
                                                                   Page No.
                                                                   --------

Report of Independent Auditors                                       2
Consolidated Balance Sheets                                          3
Consolidated Statements of Income                                    4
Consolidated Statements of Changes in Shareholders' Equity           5
Consolidated Statements of Cash Flows                                6
Notes to Consolidated Financial Statements                         7-22


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

A. Directors. The information on pages 5-7 of the Company's 1998 proxy statement under the caption "Election of Directors" is incorporated by reference.

B. Executive Officers. The Company's executive officers who are not also directors are as follows:

BRIAN K. HARR, age 35, Senior Vice President of the Company and Senior Vice President, Senior Lender of the Bank, served as Vice President, Business Banking Manager of Bank One, Charleston, West Virginia from October, 1997 until joining the company. Prior to that assignment, Mr. Harr served as Assistant Vice President, Relationship Manager for Bank One, Columbus, Ohio from October 1994 until October 1997.

CYNTHIA A. MAHL, age 38, Senior Vice President, Secretary and Treasurer of the Company and Senior Vice President, Secretary, Treasurer, Chief Financial Officer and Senior Operations Officer of the Bank, was employed by PremierBank & Trust located in Elyria, Ohio since 1985. From 1993 she served as its Vice President and Controller until joining the Company in June 1998.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

The information on pages 9-10 of the 1998 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The information on page 4 of the 1998 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners" in incorporated by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The information on page 11 of the 1998 Proxy Statement under the caption "Transactions with Management and Others" is incorporated by reference.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)(1)   Index to Financial Statements--See Part II, Item 7, Financial
         Statements

(a)(2) Schedule of Exhibits--The Exhibit Index which immediately follows the signature page to this Form 10-KSB is incorporated by reference. The exhibits required to be filed with this Form 10-KSB are included with this Form 10-KSB and are located immediately following the Exhibit Index to this Form 10-KSB.

(b) Reports on Form 8-K--The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1999.

                             WESTERN RESERVE BANCORP, INC.

                             By: /s/ Edward J. McKeon
                                ------------------------------------------------
                                  Edward J. McKeon, President, Chief
                                  Executive Officer and Director

                             By: /s/ Cynthia A. Mahl
                                ------------------------------------------------
                                  Cynthia A. Mahl, Principal Financial Officer and Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 31, 1999.



         /s/ P.M. Jones                           /s/ Edward J. McKeon
         ----------------------------------       ------------------------------
         P.M. Jones, Chairman of the Board        Edward J. McKeon, President,
                                                  Chief Executive Officer and
                                                  Director

         /s/ Ray E. Laribee                       /s/ Rory H. O'Neil
         ----------------------------------       ------------------------------
         Ray E. Laribee, Director                 Rory H. O'Neil, Director

         /s/ Hal Nichols, Director                /s/ Michael R. Rose
         ----------------------------------       ------------------------------
         R. Hal Nichols, Director                 Michael R. Rose, Director

                          WESTERN RESERVE BANCORP, INC.
                                  EXHIBIT INDEX

                                                                                                      Sequential
  Exhibit No.                                Description of Exhibits                                 Page Number

      3.1          Certificate of Incorporation of Western Reserve Bancorp, Inc.                          *

      3.2          Bylaws of Western Reserve Bancorp, Inc.                                                *

      4.0          Stock Certificate of Western Reserve Bancorp, Inc.                                     *

     10.1          Employment Contract of Edward J. McKeon                                                *

     10.2          Lease Agreement by and between Michael Rose DBA Washington                            < >
                   Properties and Western Reserve Bancorp, Inc.

     10.3          Western Reserve Bancorp, Inc. 1998 Stock Option Plan                                  < >

     13.1          Annual Report to Shareholders (Except for sections  incorporated by reference          ()
                   into this Form 10-KSB,  the Annual Report to Shareholders shall not be deemed to be "filed" with the Commission.)

     21.1          Subsidiary of Western Reserve Bancorp, Inc.                                            ()

     27.1          Financial Data Schedule                                                                **

     99.1          Proxy  Statement and form of proxy for the Annual Meeting of  Shareholders to           *
                   be held April 28, 1999. (Except for sections incorporated by reference into this Form 10-KSB, the proxy materials shall not be deemed to be "filed" with the Commission.)


* Previously filed and incorporated herein by reference.
**Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.