Form 10QSB
period 1999-03-31
WESTERN RESERVE BANCORP INC
filed 1999-05-17
CIK 1051473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13
    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13
    OR 15(d) OF THE EXCHANGE ACT


Commission file number 333-43361
                       ---------

                          WESTERN RESERVE BANCORP, INC.
       (Exact name of small busines issuer as specified in its charter)

            Ohio                                            31-1566623
(State or other jurisdiction of                            (IRS Employer
incorporation or organization                            Identification No.)

                 4015 Medina Road, Suite 100, Medina, Ohio 44256
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (330) 764-3131
                                 --------------
               Issuer's telephone number, including area code

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X      No
                                     -----      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Common Stock, no par value, $1.00 stated value
                 ----------------------------------------------
                                (Class of Stock)

                              320,267 common shares
                              ---------------------
          (number of shares outstanding as of April 30, 1999)

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1999

                                           PART I--FINANCIAL INFORMATION

                                                                                                Page
ITEM 1         FINANCIAL STATEMENTS

               Consolidated Statements of Financial Condition as of March 31, 1999
                  and  December 31, 1998 ..............................................           3

               Consolidated Statements of Income for the three months
                  ended March 31, 1999 and 1998 .......................................           4

               Consolidated Statement of Cash Flows for the three months
                  ended March 31, 1999 and 1998 .......................................           5

               Notes to Consolidated Financial Statements .............................           6

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS .................................           8

                                             PART II--OTHER INFORMATION

               OTHER INFORMATION ......................................................          12

               SIGNATURES .............................................................          13

                          WESTERN RESERVE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      March 31, 1999 and December 31, 1998
                                   (unaudited)

                                                               March 31       December 31
                                                                 1999            1998
                                                             ------------    ------------
Assets
      Cash and due from banks                                $    634,455    $    447,553
      Interest-bearing deposits in other banks                  1,761,631       7,019,380
      Federal funds sold                                       13,950,000       2,925,000
                                                             ------------    ------------
           Cash and cash equivalents                           16,346,086      10,391,933
      Loans                                                     2,733,775         865,097
           Less allowance for loan losses                         (37,700)        (11,700)
                                                             ------------    ------------
                Net loans                                       2,696,075         853,397
      Federal Reserve Bank stock                                  174,050         174,050
      Premises and equipment, net                                 805,434         816,992
      Accrued interest receivable and other assets                 82,949          27,645
                                                             ------------    ------------
                Total Assets                                 $ 20,104,594    $ 12,264,017
                                                             ============    ============
Liabilities and Shareholders' Equity
      Deposits
           Noninterest-bearing                               $  2,329,712    $    760,359
           Interest-bearing                                    12,222,164       5,231,190
                                                             ------------    ------------
                Total deposits                                 14,551,876       5,991,549
      Accrued interest payable and other liabilities               86,000         580,590
                                                             ------------    ------------
                Total Liabilities                              14,637,876       6,572,139

Shareholders' Equity
      Common stock, without par value, $1 stated value:
           750,000 shares authorized, 320,267 shares
           issued and outstanding at March 31, 1999 and
           December 31, 1998, respectively                        320,267         320,267
      Additional paid-in capital                                6,048,232       6,048,232
      Retained deficit                                           (901,781)       (676,621)
                                                             ------------    ------------
           Total Shareholders' Equity                           5,466,718       5,691,878
                                                             ------------    ------------
                Total Liabilities and Shareholders' Equity   $ 20,104,594    $ 12,264,017
                                                             ============    ============

                          WESTERN RESERVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three months ended March 31, 1999 and 1998
                                   (unaudited)

                                          Three months ended March 31
                                              1999         1998
                                            ---------    ---------
Interest Income
      Loans                                 $  28,873
      Investment securities                     2,611
      Federal funds sold and other
         short-term funds                     159,617    $     409
                                            ---------    ---------
           Total interest income              191,101          409
Interest Expense on Deposits                   91,847
                                            ---------    ---------
           Net interest income                 99,254          409
Provision for Loan Losses                      26,000
                                            ---------    ---------
           Net interest income after
              provision for loan losses        73,254          409
Other Income
      Service charges on deposit accounts       3,113
      Other                                     9,530
                                            ---------    ---------
           Total other income                  12,643         --
Other Expenses
      Salaries and benefits                   158,930       41,616
      Premises and equipment                   61,458        9,717
      Data processing                          27,092          170
      Taxes other than income and payroll      20,287          500
      Professional fees                         5,089        6,253
      Supplies, printing and postage            6,829        1,507
      Other expenses                           31,372        6,362
                                            ---------    ---------
           Total noninterest expense          311,057       66,125
                                            ---------    ---------
Net Loss                                    $(225,160)   $ (65,716)
                                            =========    =========


Average shares outstanding                    320,267       11,108

Basic and diluted loss per share            ($   0.70)   ($   5.92)
                                            =========    =========

                          WESTERN RESERVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1999 and 1998
                                   (unaudited)

                                                        1999            1998
                                                    ------------    ------------
Cash Flows from Operating Activities
      Net loss                                      $   (225,160)   $    (65,716)
      Adjustments to reconcile net loss to
        net cash from operating activities:
           Depreciation                                   21,871             414
           Provision for loan losses                      26,000
           Net change in interest receivable             (10,713)
           Net change in interest payable                  1,921
           Net change in other assets                    (44,590)        (50,352)
           Net change in other liabilities              (496,513)          6,566
                                                    ------------    ------------
           Net Cash from Operating Activities           (727,184)       (109,088)

Cash Flows from Investing Activities
      Net change in loans                             (1,868,678)
      Purchases of premises and equipment                (10,313)         (1,936)
                                                    ------------    ------------
           Net Cash from Investing Activities         (1,878,991)         (1,936)

Cash Flows from Financing Activities
      Net increase in deposits                         8,560,328
      Proceeds from issuance of common stock                --           115,000
                                                    ------------    ------------
           Net Cash from Financing Activities          8,560,328         115,000
                                                    ------------    ------------

Increase in Cash and Cash Equivalents                  5,954,153           3,976
Cash and cash equivalents at beginning of period      10,391,933          23,953
                                                    ------------    ------------
Cash and cash equivalents at end of period          $ 16,346,086    $     27,929
                                                    ============    ============
Supplemental disclosures of cash flow information
      Cash paid during the period for
           Interest                                 $     89,925    $          0
           Taxes                                               0               0

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Western Reserve Bancorp, Inc. (the Company) was incorporated under the laws of the State of Ohio on February 27, 1997. Until November 6, 1998, the Company was a development stage company, and its efforts had been devoted to the offering of its common shares to the general public and to obtaining regulatory approvals, recruiting personnel and financial planning relating to the organization of Western Reserve Bank (the Bank). The Company completed its public stock offering on July 1, 1998. A total of 320,267 shares of the Company's common stock were sold. Proceeds, net of offering costs, were $6,368,499. Approximately $5,800,0000 of the proceeds were used to purchase all of the capital stock of the Bank. The Bank, which commenced operations on November 6, 1998, is chartered by the State of Ohio, and is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC). The Company is a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended.

Nature of Business: The Bank offers a full range of commercial and consumer banking services primarily in its defined market area of Medina County, Ohio.

Principles of Consolidation: The consolidated financial statements include the accounts of Western Reserve Bancorp, Inc. and its wholly-owned subsidiary, Western Reserve Bank. All material intercompany accounts have been eliminated.

Cash Equivalents: For purposes of the Statements of Cash Flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for periods of less than thirty days.

Use of Estimates in Preparation of Financial Statements: In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. Areas involving the use of management's estimates and assumptions include the allowance for loan losses, the realization of deferred tax assets and the depreciation of premises and equipment.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is the opinion of Management that all adjustments necessary for a fair presentation have been made and that all adjustments were of a normal recurring nature.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Start-up Activities: At December 31, 1998, the Company elected to adopt Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires start-up activities, including organizational costs, to be expensed as incurred. As a result, the Company recorded an expense of $157,848 for the year ended December 31, 1998 to write-off the remaining unamortized organizational costs. The Company disclosed the adoption of SOP 98-5 as the cumulative effect of a change in accounting principle in the 1998 statement of operations.

Reclassifications: Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company and the Bank leases its facility under an operating lease from a member of the Board of Directors. The lease term is for ten years, with two five-year renewal options. Also, the Company leases an automobile from a company affiliated with a member of the Board of Directors. The lease is a 36 month closed end lease that expires in September 2000.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with the Chief Executive Officer. The agreement, which expires December 31, 2001, provides a base annual salary of $125,000. In the event the officer is terminated without cause, the Company has an obligation to pay the officer's salary through the date of termination, plus eighteen months salary as severance, which totals approximately $187,500.

NOTE 4 - INCOME TAXES

The Company records income taxes using the liability method. This method provides that deferred tax assets and liabilities, which are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, are computed using current tax rates and recorded on the balance sheet. The tax benefit associated with the net operating loss carryforward of approximately $902,000 has been offset with a valuation allowance as of March 31, 1999, since the Company has no history of generating taxable income.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) at March 31, 1999 to December 31, 1998, and the results of operations for the three months ended March 31, 1999 and 1998. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. The company's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

FINANCIAL CONDITION

Total assets as of March 31, 1999 increased 63.9%, or $7,840,577, to $20,104,594, compared with $12,264,017 at December 31, 1998. The increase in total assets was due primarily to the Bank's continuing acquisition of new deposit accounts. Deposits increased $8,560,327 in the first quarter of 1999. Of this increase, approximately $5,767,000 was deployed in short-term federal funds and interest-bearing deposits in other banks, and approximately $1,869,000 was used to make loans to the bank's borrowers. Cash and cash equivalents increased $5,954,153 to $16,346,086 at March 31, 1999 from $10,391,933 at December 31,
1998.

Total loans at March 31, 1999, were $2,733,775, up from $865,097 at December 31, 1998. Commercial loans to businesses comprised 78.3% of total loans, or $2,141,458. $346,619, or 12.7% of total loans, are residential real estate loans, and the remaining $245,698, or 9.0%, are consumer installment and credit card loans. At March 31, 1999 and December 31, 1998, there were no loans that were past due or considered to be impaired.

Total deposits were $14,551,876 at March 31, 1999, compared to $5,991,549 at December 31, 1998. Deposits at March 31, 1999 consist of $2,329,712 of noninterest-bearing demand deposits, $1,151,109 interest-bearing NOW accounts, $9,861,082 in savings and money market accounts, $835,333 in certificates of deposit, and $374,640 in IRAs.

Shareholders' equity decreased $225,160, to $5,466,718 at March 31, 1999, from $5,691,878 at December 31, 1998. This decrease was due to the net loss of $225,160 for the three months ended March 31, 1999.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999

RESULTS OF OPERATIONS

The net loss increased to $225,160 for the three months ended March 31, 1999, from $65,716 for the same period in 1998. The increased loss is primarily a result of expenses associated with operating the Bank in 1999, whereas the first quarter of 1998 was devoted to development stage activities. The Company began development stage activities on February 27, 1997, and the net loss for the three months ended March 31, 1998, represents ongoing activities of the development stage operations, primarily salaries for the Company's two employees (at that time), occupancy costs related to the pre-opening leased space, and other expenses incurred in the development stage.

The Bank's net interest margin for the first quarter of 1999 was 2.65%. Management anticipates that, as more of its assets are shifted from short-term investments and federal funds sold to higher-yielding loans, the net interest margin will improve to levels more reflective of normal banking results.

Noninterest income for the first quarter of 1999 was $12,643, of which $6,583 resulted from gains on sales of mortgage loans, and $3,113 was service charges on deposit accounts. Noninterest expense increased to $311,057 in the first three months of 1999, compared to $66,125 in the same period in 1998. The increase was due to the Bank being fully operational in 1999, compared to the Company's engaging only in start-up activities in the first quarter of 1998. Total "other expenses" of $31,372 in the first quarter of 1999 consist primarily of marketing, advertising and public relations, expenditures, insurance, and printing, supplies and postage costs.

During the first quarter of 1999, the allowance for loan losses was increased by $26,000, to $37,700, from the $11,700 at December 31, 1999. There have been no loans charged-off.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to fund loan demand, meet deposit customers' withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the Company's main source of cash flow is by receiving deposits from its customers, and to a lesser extent, the interest income on loans and short-term investments. The primary uses of cash are lending to the Bank's borrowers, and investing in short-term interest-earning assets. Management believes its current liquidity level is sufficient to meet future anticipated growth.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999

At March 31, 1999, Western Reserve Bank's risk-based capital ratios based on Federal Reserve Board guidelines were as follows:

                                                                    Western Reserve Bank         Well-capitalized

         Tier 1 "core" capital to risk-weighted assets                   70.4%                       6.0%
         Total capital to risk-weighted assets                           70.9%                      10.0%
         Tier 1 leverage ratio                                           32.0%                       5.0%

As the Bank grows, management expects its risk-based capital ratios to decrease to more typical levels.

As discussed above, total shareholders' equity decreased $225,160, from $5,691,878 at December 31, 1998 to $5,466,718 at March 31, 1999. The decrease was due the net loss for the first quarter of 1999.

YEAR 2000 DISCLOSURE

The Year 2000 issue is the result of many computer programs being written using two digits rather than four to define an applicable year. A company's hardware, data-driven automated equipment, or computer programs that have date sensitive software, may recognize a date using "00" as the year 1900 rather than the year 2000. This faulty recognition could result in a system failure of miscalculation causing disruptions or operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

The Company was a start-up in 1998, and acquired all of its systems in the second half of 1998. Thus, there are no old or "legacy" systems that could have extensive Year 2000 problems.

The Company's Year 2000 plan seeks to achieve operating readiness to ensure that its customers are provided uninterrupted services. The Company has formed a Year 2000 Committee of Bank officers and staff. The Committee is conducting a comprehensive review of all of its information technology and non information technology systems to identify potential Year 2000 problems and has completed identification and substantially completed testing of all hardware and software for compliance by March 31, 1999.

The Company has identified mission-critical applications. An application, system or vendor is considered mission critical if it is vital to the successful continuance of core business activity or is an application that interfaces with a mission-critical system. The Company evaluates its Year

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999

2000 preparedness based on the guidelines issued by the Federal Financial Institutions Examination Council (FFIEC) outline. The following five phases were identified by the FFIEC: Awareness, Assessment, Renovation, Validation and Implementation. At December 31, 1998, the Awareness phase had been completed. The Company is in various stages of Assessment, Renovation, Validation and Implementation on those applications or systems identified as mission critical. Year 2000 compliance testing for the Company's primary outsourced information systems applications is substantially complete as of March 31, 1999. Based on this testing, management believes that this system is Year 2000 ready.

The Company could experience higher funding costs if consumers react to publicity about the Year 2000 issue by withdrawing deposits. In addition, the Company could experience increases in problem loans and credit losses if borrowers fail to respond to Year 2000 issues. The Year 2000 Committee is reviewing all commercial loan customers and significant depositors to determine the extent to which their Year 2000 readiness may affect the Company's operations.

The Company is currently developing contingency plans and anticipates completion by June 30, 1999. The Company anticipates that all systems will be Year 2000 compliant by mid-year 1999. On an ongoing basis, the Year 2000 Committee is contacting key suppliers and third parties with which the Company conducts business to determine their Year 2000 readiness. The Committee reviewing the progress of third party vendors can make no assurances that the critical third parties with which the Company does business will adequately address their Year 2000 issues. If suppliers and customers are not Year 2000 compliant by January 1, 2000, their noncompliance could materially affect the Company's business and operating results. The Company is in the process of developing contingency plans that focus on reducing any disruption that might be created by third parties with whom the Company does business in the event they are not Year 2000 compliant. The Year 2000 Committee will be completing and testing the business resumption plan and the plan is anticipated to be in place and tested by September 30, 1999.

The Company currently anticipates that it will spend approximately $10,000 related to Year 2000 issues. The Year 2000 problem could have a material impact on the operation of the Company if not properly addressed, but management anticipates that the problem will be resolved and thus will not have a significant impact on the Company's delivery of its services or its core operations.

Through March 31, 1999, the Bank has expensed approximately $2,500 related to the Year 2000, primarily for outside consulting. Additionally, approximately $2,000 has been capitalized.


The preceding paragraphs constitute a Year 2000 Readiness disclosure for purposes of the Year 2000 Information and Readiness Disclosure Act.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1999

                           PART II--OTHER INFORMATION

Items 1 - 5 are not applicable.

Item 6 - Exhibits and Reports on Form 8-K:

         (a) Exhibits

     EXHIBIT
     NUMBER       DESCRIPTION

      3.1         Certificate of Incorporation of Western Reserve Bancorp, Inc.                             *
      3.2         Bylaws of Western Reserve Bancorp, Inc.                                                   *
      4.0         Stock Certificate of Western Reserve Bancorp, Inc.                                        *
      10.1        Employment Contract of Edward J. McKeon                                                   *
      10.2        Lease Agreement by and between Michael Rose DBA Washington Properties and Western
                  Reserve Bancorp, Inc.                                                                     *
      10.3        Western Reserve Bancorp, Inc. 1998 Stock Option Plan                                      *
      27.1        Financial Data Schedule                                                                   **

*   Previously filed and incorporated herein by reference.

** Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
S-K.

         (b) No current reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Western Reserve Bancorp, Inc.

Date: May 17, 1999                By:      /s/ Edward J. McKeon
                                           Edward J. McKeon
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)