Form 10QSB
period 1999-06-30
WESTERN RESERVE BANCORP INC
filed 1999-08-16
CIK 1051473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 For the quarter ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 333-43361
                      ----------

                          WESTERN RESERVE BANCORP, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

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


                                 (330) 764-3131
                                 --------------
                (Issuer's telephone number, including area code)


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

                              320,267 common shares
                              ---------------------
               (number of shares outstanding as of July 30, 1999)

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1999


                          PART I--FINANCIAL INFORMATION
                                                                          Page
ITEM 1   FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition as of
            June 30, 1999 and December 31, 1998 .....................         3
         Consolidated Statements of Operations for the three months and six months ended June 30, 1999
            and 1998 ................................................         4

         Consolidated Statements of Comprehensive Income for the
            six months ended June 30, 1999 and 1998..................         5

         Consolidated Statements of Cash Flows for the six months
            ended June 30, 1999 and 1998 ............................         6

         Notes to Consolidated Financial Statements .................         7

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS .....................         9


                     PART II--OTHER INFORMATION

         OTHER INFORMATION ..........................................        14

         SIGNATURES .................................................        15


                          WESTERN RESERVE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)


                                                               June 30,      December 31,
                                                                 1999            1998
                                                             ------------    ------------
Assets
      Cash and due from banks                                $  1,083,962    $    447,553
      Interest-bearing deposits in other banks                  1,338,102       7,019,380
      Federal funds sold                                        7,385,000       2,925,000
                                                             ------------    ------------
           Cash and cash equivalents                            9,807,064      10,391,933
      Securities available-for-sale                             5,952,243
      Loans                                                     9,039,395         865,097
           Less allowance for loan losses                        (123,000)        (11,700)
                                                             ------------    ------------
                Net loans                                       8,916,395         853,397
      Federal Reserve Bank stock                                  174,050         174,050
      Premises and equipment, net                                 795,427         816,992
      Accrued interest receivable and other assets                189,918          27,645
                                                             ------------    ------------
                Total Assets                                 $ 25,835,097    $ 12,264,017
                                                             ============    ============
Liabilities and Shareholders' Equity
      Deposits
           Noninterest-bearing                               $  3,409,218    $    760,359
           Interest-bearing                                    17,175,246       5,231,190
                                                             ------------    ------------
                Total deposits                                 20,584,464       5,991,549
      Accrued interest payable and other liabilities               66,455         580,590
                                                             ------------    ------------
                Total Liabilities                              20,650,919       6,572,139
Shareholders' Equity
      Common stock, without par value, $1 stated value:
           750,000 shares authorized, 320,267 shares
           issued and outstanding at June 30, 1999 and
           December 31, 1998                                      320,267         320,267
      Additional paid-in capital                                6,048,232       6,048,232
      Unrealized loss on available-for-sale securities            (45,590)
      Retained deficit                                         (1,138,731)       (676,621)
                                                             ------------    ------------
           Total Shareholders' Equity                           5,184,178       5,691,878
                                                             ------------    ------------
                Total Liabilities and Shareholders' Equity   $ 25,835,097    $ 12,264,017
                                                             ============    ============

See accompanying notes to consolidated financial statements.

                                       3

                                        WESTERN RESERVE BANCORP, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (unaudited)

                                         Three months ended June 30,     Six months ended June 30,
                                              1999         1998              1999          1998
                                         ------------  ------------      ------------   ----------
Interest Income
      Loans                                 $ 115,847                      $ 144,720
      Investment securities                    36,368                         38,979
      Federal funds sold and other
         short-term funds                     154,383    $   5,082           314,000    $   5,491
                                            ---------    ---------         ---------    ---------
           Total interest income              306,598        5,082           497,699        5,491
Interest Expense on Deposits                  147,417                        239,264
                                            ---------    ---------         ---------    ---------
           Net interest income                159,181        5,082           258,435        5,491
Provision for Loan Losses                      85,300                        111,300
                                            ---------    ---------         ---------    ---------
           Net interest income after
              provision for loan losses        73,881        5,082           147,135        5,491
Noninterest Income
      Service charges on deposit accounts       3,891                          7,004
      Gains on sales of mortgages               5,100                         11,683
      Other income                              4,138          171             7,085          171
                                            ---------    ---------         ---------    ---------
           Total noninterest income            13,129          171            25,772          171
Noninterest Expenses
      Salaries and benefits                   156,650       44,638           315,580       86,254
      Premises and equipment                   60,119        9,060           121,577       18,777
      Data processing                          25,599          258            52,691          428
      Taxes other than income and payroll      22,194          150            42,481          650
      Supplies, printing and postage           11,766        3,890            18,595        5,397
      Professional fees                         8,348        5,160            13,437       11,413
      FDIC insurance                              349                            349
      Other expenses                           38,935       18,150            70,307       24,512
                                            ---------    ---------         ---------    ---------
           Total noninterest expense          323,960       81,306           635,017      147,431
                                            ---------    ---------         ---------    ---------
Net Loss                                    $(236,950)   $ (76,053)        $(462,110)   $(141,769)
                                            =========    =========         =========    =========

Average shares outstanding                    320,267       36,082           320,267       23,668
                                            =========    =========         =========    =========

Basic and diluted loss per share            ($   0.74)   ($   2.11)        ($   1.44)   ($   5.99)
                                            =========    =========         =========    =========


See accompanying notes to consolidated financial statements.


                          WESTERN RESERVE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                         Six Months Ended June 30,
                                                            1999         1998
                                                        -----------   -----------
Net loss                                                $ (462,110)   $ (141,769)
Other comprehensive income, net of tax:
      Unrealized gains/(losses) on securities:
           Unrealized losses arising during the period     (45,590)
                                                        -----------   -----------
                Unrealized losses on securities            (45,590)           --
                                                        -----------   -----------
Comprehensive income                                    $ (507,700)   $ (141,769)
                                                        ===========   ===========

See accompanying notes to conslidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           Six months ended June 30,
                                                              1999           1998
                                                         -------------   -------------
Cash Flows from Operating Activities
      Net loss                                           $   (462,110)   $   (141,769)
      Adjustments to reconcile net loss to
        net cash from operating activities:
           Provision for loan losses                          111,300
           Depreciation                                        44,407           2,326
           Amortization of premiums less accretion of
              discounts on securities available-for-sale          (20)
           Net change in interest receivable                  (79,767)
           Net change in interest payable                       3,186
           Net change in other assets                         (82,506)        (81,500)
           Net change in other liabilities                   (517,322)         (4,437)
                                                         -------------   -------------
           Net Cash from Operating Activities                (982,832)       (225,380)

Cash Flows from Investing Activities
      Purchases of securities available-for-sale           (5,997,813)
      Net change in loans                                  (8,174,298)
      Purchases of premises and equipment                     (22,842)        (39,909)
                                                         -------------   -------------
           Net Cash from Investing Activities             (14,194,953)        (39,909)

Cash Flows from Financing Activities
      Net increase in deposits                             14,592,916
      Proceeds from issuance of common stock                                  860,000
                                                         -------------   -------------
           Net Cash from Financing Activities              14,592,916         860,000
                                                         -------------   -------------

Change in Cash and Cash Equivalents                          (584,869)        594,711
Cash and cash equivalents at beginning of period           10,391,933          29,258
                                                         -------------   -------------
Cash and cash equivalents at end of period               $  9,807,064    $    623,969
                                                         ============    ============

Supplemental disclosures of cash flow information
      Cash paid during the period for
           Interest                                          $236,078              $0
           Taxes                                                    0               0


See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Western Reserve Bancorp, Inc. (the Company) was incorporated under the laws of the State of Ohio on February 27, 1997. Until November 6, 1998, the Company was a development stage company, and its efforts had been devoted to the offering of its common shares to the general public and to obtaining regulatory approvals, recruiting personnel and financial planning relating to the organization of Western Reserve Bank (the Bank). The Company completed its public stock offering on July 1, 1998. A total of 320,267 shares of the Company's common stock were sold. Proceeds, net of offering costs, were $6,368,499. Approximately $5,800,000 of the proceeds were used to purchase all of the capital stock of the Bank. The Bank, which commenced operations on November 6, 1998, is chartered by the State of Ohio, and is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC). The Company is a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended.

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

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company and the Bank leases its facility under an operating lease from a member of the Board of Directors. The lease term is for ten years, with two five-year renewal options. The Company has recorded $52,232 of rent expense under the lease year-to-date through June 30, 1999. Also, the Company leases an automobile from a company affiliated with a member of the Board of Directors. The lease is a 36 month closed end lease that expires in September 2000.

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

NOTE 4 - INCOME TAXES

The Company records income taxes using the liability method. This method provides that deferred tax assets and liabilities, which are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, are computed using current tax rates and recorded on the balance sheet. The tax benefit associated with the net operating loss carryforward of approximately $1,138,731 has been offset with a valuation allowance as of June 30, 1999, since the Company has no history of generating taxable income. Also, the unrealized loss on available-for-sale securities is presented on a gross basis, since any related deferred tax asset has been offset with a valuation allowance.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999


The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) at June 30, 1999 to December 31, 1998, and the results of operations for the three months and six months ended June 30, 1999 and 1998. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. The company's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, the interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

FINANCIAL CONDITION

Total assets as of June 30, 1999 increased 110.7%, or $13,571,080, to $25,835,097, compared with $12,264,017 at December 31, 1998. The increase in total assets was funded primarily by the Bank's continuing acquisition of new deposit accounts. Deposits increased to $20,584,464 at June 30, 1999, an increase of $14,592,915, or 243.6%, compared to the $5,991,549 at December 31, 1998. The total increase in 1999 amounted to $8,560,327 in the first quarter, and $6,032,588 in the second quarter. Approximately $8,174,000 of the increased deposits was used to make loans to the bank's borrowers, and $5,998,000 was used to purchase U.S. Agency securities for the Bank's investment portfolio. Cash and cash equivalents decreased $584,869 to $9,807,064 at June 30, 1999 from $10,391,933 at December 31, 1998.

Total loans at June 30, 1999, were $9,039,395, compared to $2,733,775 at March 31, 1999 and $865,097 at December 31, 1998. As of June 30, 1999, commercial loans to businesses were $7,201,657, or 79.7% of total loans. $897,435, or 9.9%, of total loans were residential real estate and home equity loans, and $741,303, or 8.2%, were consumer installment and credit card loans. Mortgage loans held for sale were $199,000, or 2.2% of total loans at June 30, 1999. At June 30, 1999 and December 31, 1998, there were no loans that were past due or considered to be impaired.

As discussed above, total deposits increased to $20,584,464 at June 30, 1999, compared to $14,551,876 at March 31, 1999, and $5,991,549 at December 31, 1998.
Deposits at June 30, 1999 consist of $3,409,218 or 16.5% in noninterest-bearing demand deposits, $1,603,803 or 7.8% in interest-bearing NOW accounts, $13,724,501 or 66.7% in savings and money market accounts, $1,331,479 or 6.5% in certificates of deposit, and $515,463 or 2.5% in IRAs.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999


FINANCIAL CONDITION (CONTINUED)

Total shareholders' equity decreased $507,700, to $5,184,178 at June 30, 1999, from $5,691,878 at December 31, 1998. This decrease was due to the net loss of $462,110 for the six months ended June 30, 1999 and the $45,590 unrealized loss on available-for-sale securities.


RESULTS OF OPERATIONS

The net loss increased to $462,110 for the six months ended June 30, 1999, from $141,769 for the same period in 1998. The increased loss was primarily a result of expenses associated with operating the Bank in 1999, whereas the first half of 1998 was devoted to development stage activities. The Company began development stage activities on February 27, 1997, and the net loss for the six months ended June 30, 1998, represents ongoing activities of the development stage operations, primarily salaries for the Company's two employees (at that time), occupancy costs related to the pre-opening leased space, and other expenses incurred in the development stage. To facilitate understanding of the Bank's growth and activities during 1999, a comparison of the first and second quarters of 1999 will be presented in addition to comparisons of 1999 and 1998.

The Bank's net interest income before the provision for loan losses for the first half of 1999 was $258,435, of which $159,181 was earned in the second quarter, up from $99,254 in the first quarter. This compares with $5,491 in the first half of 1998. Interest income on loans was $115,847 in the second quarter of 1999, up from $28,873 in the first quarter. Interest income from investments and short-term funds was $352,979 in the first half of 1999 ($190,751 in the second quarter, up from $162,228 in the first quarter). Interest expense on deposits totaled $239,264 in the first six months of 1999, of which $147,417 was incurred in the second quarter and $91,847 in the first quarter.

The Bank's net interest margin for the first half of 1999 was 2.86%. For the second quarter the net interest margin was 3.01%, compared with 2.65% in the first quarter. Management anticipates that the net interest margin will continue to improve to levels more reflective of normal banking results as more of its assets continue to be shifted from short-term investments and federal funds sold to higher-yielding loans.

The provision for loan losses is directly related to the rapid loan growth experienced by the Bank. In the first half of 1999, the Bank provided $111,300 for future loan losses, of which $85,300 was expensed in the second quarter, up from $26,000 in the first quarter. There have been no loans charged-off. In determining the adequacy of the allowance for loan losses, and the related provision, management evaluates the composition of the loan portfolio, current and anticipated

                         WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999


RESULTS OF OPERATIONS (CONTINUED)

economic conditions, the creditworthiness of the Bank's borrowers and other related factors. As of June 30, 1999, there were no loans more than 15 days delinquent.

Noninterest income for the first six months of 1999 was $25,772, up from $171 for the same period in 1998. Noninterest income was relatively level in the second and first quarters of 1999, at $13,129 and $12,643, respectively. The largest components of other noninterest income are fee income from the bank's credit cards, the rental of safe deposit boxes, and the sales of checks to depositors.

Noninterest expenses were $635,017 for the first half of 1999, compared with $147,431 in the first half of 1998. The increase was due to the Bank being fully operational in 1999, compared to the Company's engaging only in start-up activities in the first half of 1998. During the first six months of 1999, the growth in noninterest expenses was relatively flat, with $323,960 in the second quarter, up $12,903, or 4.1%, over the $311,057 in the first quarter. Increases were primarily in supplies, printing and postage, accounting and legal fees, and insurance expenses. Total "other expenses" of $70,307 in the first half of 1999 consisted primarily of $22,213 for marketing, advertising and public relations, $11,748 for insurance, $9,198 for loan expenses, and $8,113 for telephone.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to fund loan demand, meet deposit customers' withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the Company's main source of cash flow is from receiving deposits from its customers, and to a lesser extent, the interest income on loans and investments. The primary uses of cash are lending to the Bank's borrowers, and investing in securities and short-term interest-earning assets. Management believes its current liquidity level is sufficient to meet future anticipated growth.

At June 30, 1999, Western Reserve Bank's risk-based capital ratios based on Federal Reserve Board guidelines were as follows:

                                                                    Western Reserve Bank         Well-capitalized
         Tier 1 "core" capital to risk-weighted assets                   34.4%                       6.0%
         Total capital to risk-weighted assets                           35.3%                      10.0%
         Tier 1 leverage ratio                                           22.3%                       5.0%

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

As the Bank continues to grow, management expects its risk-based capital ratios to decrease to more typical levels.

As discussed above, total shareholders' equity decreased $507,700, to $5,184,178 at June 30 from $5,691,878 at December 31, 1998. The decrease was due the net loss for the first half of 1999 and the unrealized loss on available-for-sale securities.


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

The Company's Year 2000 plan seeks to achieve operating readiness to ensure that its customers are provided uninterrupted services. The Company has formed a Year 2000 Committee of Bank officers and staff. The Committee has conducted a comprehensive review of all of its information technology and non-information technology systems to identify potential Year 2000 problems and had completed identification and substantially completed testing of all hardware and software for compliance by March 31, 1999.

The Company has identified mission-critical applications. An application, system or vendor is considered mission critical if it is vital to the successful continuance of core business activity or is an application that interfaces with a mission-critical system. The Company evaluates its Year 2000 preparedness based on the guidelines issued by the Federal Financial Institutions Examination Council (FFIEC) outline. The following five phases were identified by the FFIEC:
Awareness, Assessment, Renovation, Validation and Implementation. At December 31, 1998, the Awareness phase had been completed. The Company is in various stages of Assessment, Renovation, Validation and Implementation on those applications or systems identified as mission critical. Year 2000 compliance testing for the Company's primary outsourced information systems applications was substantially complete as of March 31, 1999. Based on this testing, management believes that these systems are Year 2000 ready.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999


YEAR 2000 DISCLOSURE (CONTINUED)

The Company could experience higher funding costs if consumers react to publicity about the Year 2000 issue by withdrawing deposits. In addition, the Company could experience increases in problem loans and credit losses if borrowers fail to respond to Year 2000 issues. The Year 2000 Committee reviews all commercial loan customers and significant depositors on a regular basis to determine the extent to which their Year 2000 readiness may affect the Company's operations.

The Company believes that all systems are substantially Year 2000 compliant as of June 30, 1999. On an ongoing basis, the Year 2000 Committee is contacting key suppliers and third parties with which the Company conducts business to determine their Year 2000 readiness. The Committee reviewing the progress of third party vendors can make no assurances that the critical third parties with which the Company does business will adequately address their Year 2000 issues. If suppliers and customers are not Year 2000 compliant by January 1, 2000, their noncompliance could materially affect the Company's business and operating results. The Company is in the process of developing and testing contingency plans that focus on reducing any disruption that might be created by third parties with whom the Company does business in the event they are not Year 2000 compliant. As of June 30, 1999, the Year 2000 Committee has completed the business resumption contingency plan and the plan will be tested and revised as deemed necessary during the third quarter of 1999.

The Company currently anticipates that it will spend approximately $10,000 related to Year 2000 issues. The Year 2000 issue could have a material impact on the operation of the Company if not properly addressed, but management anticipates that the problem will be resolved and thus will not have a significant impact on the Company's delivery of its services or its core operations.

Through June 30, 1999, the Bank has expensed approximately $4,357 related to the Year 2000 issue, primarily for outside consulting and informational mailings to customers.

The preceding paragraphs constitute a Year 2000 Readiness disclosure for purposes of the Year 2000 Information and Readiness Disclosure Act.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1999

                           PART II--OTHER INFORMATION


Items 1 - 3 and 5 are not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

        (a) The annual meeting of the shareholders of Western Reserve Bancorp, Inc. was held on April 28, 1999, in accordance with the notice of meeting and proxy statement mailed to shareholders. Each of the following Class II directors was re-elected to a three-year term ending in 2002: C. Richard Lynham, Edward J. McKeon, R. Hal Nichols and Rory H. O'Neil. A total of 234,135 shares were represented at the meeting. Of these, proxies representing 3,5000 shares withheld their votes for all nominees, and 250 votes were withheld for Mr. Nichols. Each nominee received 230,635 votes except Mr. Nichols, who received 230,385 votes.



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


         (b) No current reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Western Reserve Bancorp, Inc.

Date: August 13, 1999           By:   /s/ Edward J. McKeon
                                      Edward J. McKeon
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)