Form 10QSB
period 1999-09-30
WESTERN RESERVE BANCORP INC
filed 1999-11-15
CIK 1051473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarter ended September 30, 1999

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

                              320,267 common shares
                              ---------------------
              (number of shares outstanding as of October 29, 1999)

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1999


                          PART I--FINANCIAL INFORMATION


                                                                                          Page

ITEM 1     FINANCIAL STATEMENTS

           Consolidated Statements of Financial Condition as of September 30, 1999
              and December 31, 1998 .....................................................  3

           Consolidated Statements of Operations for the three months and nine months ended September 30, 1999 and 1998 .............................  4

           Consolidated Statements of Comprehensive Income for the nine months ended September 30, 1999 and 1998 .........................................  5

           Consolidated Statements of Cash Flows for the nine months
              ended September 30, 1999 and 1998 .........................................  6

           Notes to Consolidated Financial Statements ...................................  7

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS .......................................  9


                           PART II--OTHER INFORMATION

           OTHER INFORMATION ............................................................ 15

           SIGNATURES ................................................................... 16



                          WESTERN RESERVE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)


                                                                September 30,     December 31,
                                                                     1999              1998
                                                                ------------      ------------
Assets
      Cash and due from banks                                   $    715,168      $    447,553
      Interest-bearing deposits in other banks                       551,148         7,019,380
      Federal funds sold                                           4,299,000         2,925,000
                                                                ------------      ------------
           Cash and cash equivalents                               5,565,316        10,391,933
      Securities available-for-sale                                5,920,980
      Loans                                                       15,952,576           865,097
           Less allowance for loan losses                           (209,000)          (11,700)
                                                                ------------      ------------
                Net loans                                         15,743,576           853,397
      Federal Reserve Bank stock                                     174,050           174,050
      Premises and equipment, net                                    780,821           816,992
      Accrued interest receivable and other assets                   248,506            27,645
                                                                ------------      ------------
                Total Assets                                    $ 28,433,249      $ 12,264,017
                                                                ============      ============

Liabilities and Shareholders' Equity
      Deposits
           Noninterest-bearing                                  $  3,569,571      $    760,359
           Interest-bearing                                       19,801,003         5,231,190
                                                                ------------      ------------
                Total deposits                                    23,370,574         5,991,549
      Accrued interest payable and other liabilities                  52,102           580,590
                                                                ------------      ------------
                Total Liabilities                                 23,422,676         6,572,139

Shareholders' Equity
      Common stock, without par value, $1 stated value:
           750,000 shares authorized, 320,267 shares
           issued and outstanding at September 30, 1999 and
           December 31, 1998                                         320,267           320,267
      Additional paid-in capital                                   6,048,232         6,048,232
      Unrealized loss on available-for-sale securities               (76,872)
      Retained deficit                                            (1,281,054)         (676,621)
                                                                ------------      ------------
           Total Shareholders' Equity                              5,010,573         5,691,878
                                                                ------------      ------------
                Total Liabilities and Shareholders' Equity      $ 28,433,249      $ 12,264,017
                                                                ============      ============


See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                   Three months ended            Nine months ended
                                                      September 30,                September 30,
                                                  1999            1998          1999           1998
                                               ---------      ---------      ---------      ---------
Interest Income
       Loans                                   $ 273,361                     $ 418,081
       Investment securities                      90,192                       129,171
       Federal funds sold and other                    -
          short-term funds                        81,667      $  74,060        395,667      $  79,551
                                               ---------      ---------      ---------      ---------
            Total interest income                445,220         74,060        942,919         79,551
Interest Expense on Deposits                     190,814                       430,078
                                               ---------      ---------      ---------      ---------
            Net interest income                  254,406         74,060        512,841         79,551
Provision for Loan Losses                         86,000                       197,300
                                               ---------      ---------      ---------      ---------
            Net interest income after
               provision for loan losses         168,406         74,060        315,541         79,551
Noninterest Income
       Service charges on deposit accounts         6,128                        13,132
       Gains on sales of mortgages                 3,057                        14,740
       Other income                                7,798              -         14,883            171
                                               ---------      ---------      ---------      ---------
            Total noninterest income              16,983              -         42,755            171
Noninterest Expenses
       Salaries and benefits                     157,532        152,440        473,112        238,694
       Premises and equipment                     60,607          7,169        182,184         25,946
       Data processing                            27,844            128         80,535            556
       Taxes other than income and payroll        21,242                        63,723            650
       Supplies, printing and postage              7,957          3,739         26,552          9,136
       Professional fees                           3,331         24,993         16,768         36,406
       FDIC insurance                                410                           759
       Other expenses                             48,789          9,653        119,096         34,165
                                               ---------      ---------      ---------      ---------
            Total noninterest expense            327,712        198,122        962,729        345,553
                                               ---------      ---------      ---------      ---------
Net Loss                                       $(142,323)     $(124,062)     $(604,433)     $(265,831)
                                               =========      =========      =========      =========


Average shares outstanding                       320,267        320,617        320,267        123,736
                                               =========      =========      =========      =========

Basic and diluted loss per share                  ($0.44)        ($0.39)        ($1.89)        ($2.15)
                                               =========      =========      =========      =========


See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)


                                                        Nine Months Ended September 30,
                                                             1999            1998
                                                           ---------      ---------
Net loss                                                   $(604,433)     $(265,831)
Other comprehensive income, net of tax:
      Unrealized gains/(losses) on securities:
           Unrealized losses arising during the period       (76,872)
                                                           ---------      ---------
                Unrealized losses on securities              (76,872)             -

                                                           ---------      ---------
Comprehensive income                                       $(681,305)     $(265,831)
                                                           =========      =========



See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                              Nine months ended September 30,
                                                                  1999              1998
                                                              ------------      ------------
Cash Flows from Operating Activities
       Net loss                                               $   (604,433)     $   (265,831)
       Adjustments to reconcile net loss to
         net cash from operating activities:
            Provision for loan losses                              197,300
            Depreciation                                            67,329             2,414
            Amortization of premiums less accretion of
               discounts on securities available-for-sale              (38)
            Net change in interest receivable                     (179,740)
            Net change in interest payable                           4,196
            Net change in other assets                             (41,121)         (117,623)
            Net change in other liabilities                       (532,685)           86,314
                                                              ------------      ------------
            Net Cash from Operating Activities                  (1,089,192)         (294,726)

Cash Flows from Investing Activities
       Purchases of securities available-for-sale               (5,997,813)
       Net change in loans                                     (15,087,480)
       Purchases of premises and equipment                         (31,158)          (93,987)
                                                              ------------      ------------
            Net Cash from Investing Activities                 (21,116,451)          (93,987)

Cash Flows from Financing Activities
       Net increase in deposits                                 17,379,026
       Proceeds from issuance of common stock                                      6,252,340
                                                              ------------      ------------
            Net Cash from Financing Activities                  17,379,026         6,252,340
                                                              ------------      ------------

Change in Cash and Cash Equivalents                             (4,826,617)        5,863,627
Cash and cash equivalents at beginning of period                10,391,933            29,258
                                                              ------------      ------------
Cash and cash equivalents at end of period                    $  5,565,316      $  5,892,885
                                                              ============      ============

Supplemental disclosures of cash flow information
       Cash paid during the period for
            Interest                                          $    425,882      $          0
            Taxes                                                        0                 0



See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


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

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company and the Bank leases its facility under an operating lease from a member of the Board of Directors. The lease term is for ten years, with two five-year renewal options. The Company has recorded $78,347 of rent expense under the lease year-to-date through September 30, 1999. Also, the Company leases an automobile from a company affiliated with a member of the Board of Directors. The lease is a 36 month closed end lease that expires in September 2000.

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

NOTE 4 - INCOME TAXES

The Company records income taxes using the liability method. This method provides that deferred tax assets and liabilities, which are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, are computed using current tax rates and recorded on the balance sheet. The tax benefit associated with the net operating loss carryforward of approximately $1,281,054 has been offset with a valuation allowance as of September 30, 1999, since the Company has no history of generating taxable income. Also, the unrealized loss on available-for-sale securities is presented on a gross basis, since any related deferred tax asset has been offset with a valuation allowance.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly owned subsidiary, Western Reserve Bank (the Bank) at September 30, 1999 to December 31, 1998, and the results of operations for the three months and nine months ended September 30, 1999 and 1998. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Total assets as of September 30, 1999 increased 131.8%, or $16,169,232, to $28,433,249, compared with $12,264,017 at December 31, 1998. The increase in total assets was funded primarily by the Bank's continuing acquisition of new deposit accounts. Deposits increased to $23,370,574 at September 30, 1999, an increase of $17,379,025, or 290.1%, compared to the $5,991,549 at December 31, 1998. The total increase in 1999 amounted to $8,560,327 in the first quarter, $6,032,588 in the second quarter and $2,786,110 in the third quarter. Approximately $15,087,000 of the increased deposits were used to make loans to the bank's borrowers, and $5,998,000 was used to purchase U.S. Agency securities for the Bank's investment portfolio. Cash and cash equivalents decreased $4,826,617 to $5,565,316 at September 30, 1999 from $10,391,933 at December 31,
1998.

Total loans at September 30, 1999, were $15,952,576, compared to $9,039,395 at June 30, 1999, $2,733,775 at March 31, 1999 and $865,097 at December 31, 1998.
As of September 30, 1999, commercial loans to businesses were $12,162,272, or 76.2% of total loans. $2,657,148, or 16.7%, of total loans were residential real estate and home equity loans, and $1,133,156, or 7.1%, were consumer installment and credit card loans. There were no mortgage loans held for sale at September 30, 1999. At September 30, 1999 and December 31, 1998, there were no loans that were past due or considered to be impaired. Management anticipates that loan demand will continue to be strong, especially in the commercial loan segment. The Bank's loan-to-deposit ratio as of September 30, 1999, was 68.3%. Management expects that the loan-to-deposit ratio will increase to approximately 85%-90%.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999


FINANCIAL CONDITION (CONTINUED)

The Bank currently holds approximately $6 million of U.S. government agency securities in its available-for-sale investment portfolio. These securities were purchased in the second quarter to enhance yield. As loan demand continues to increase, if the Bank needs additional funds it could sell these securities or use them as collateral for short-term borrowings. As of September 30, 1999, the maturity dates of these securities ranged from April 2001 to October 2003.

As discussed above, total deposits increased to $23,370,574 at September 30, 1999, compared to $20,584,464 at June 30, 1999, $14,551,876 at March 31, 1999,
and $5,991,549 at December 31, 1998. Deposits at September 30, 1999 consist of $3,569,571 or 15.3% in noninterest-bearing demand deposits, $1,886,593 or 8.1% in interest-bearing NOW accounts, $15,691,419 or 67.1% in savings and money market accounts, $1,690,006 or 7.2% in certificates of deposit, and $532,985 or 2.3% in IRAs. During the third quarter of 1999, deposit growth slowed to more normal levels when compared to the first two quarters of the year. Management expects deposits to continue to grow at approximately the current rate. As anticipated, the majority of the deposit growth continues to be in Market Rate Savings accounts. This product is a liquid savings account that offers tiered rates which, at balances of $15,000 or more, are indexed to a national money market average, plus 5 to 15 basis points. The weighted average cost of all market rate savings accounts during September 1999 was 4.45%.

Total shareholders' equity decreased $681,305, to $5,010,573 at September 30, 1999, from $5,691,878 at December 31, 1998. This decrease was due to the net loss of $604,433 for the nine months ended September 30, 1999 and the $76,872 unrealized loss on available-for-sale securities.


RESULTS OF OPERATIONS

The net loss increased to $604,433 for the nine months ended September 30, 1999, from $265,831 for the same period in 1998. The increased loss in 1999 compared to 1998 was primarily a result of expenses associated with operating the Bank in 1999, whereas the first ten months of 1998 were devoted to development stage activities. The Company began development stage activities on February 27, 1997, and the net loss for the nine months ended September 30, 1998, represents ongoing activities of the development stage operations, primarily salaries for the Company's senior officers, occupancy costs related to the pre-opening leased space, and other expenses incurred in the development stage. To facilitate understanding of the Bank's growth and activities during 1999, a comparison of each of the first three quarters of 1999 will be presented in addition to comparisons of 1999 and 1998.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999


RESULTS OF OPERATIONS (CONTINUED)

The Corporation's net loss for the first nine months of 1999 was $604,433. The net loss in the third quarter of 1999 was $142,323, down from the losses of $236,950 and $225,160 in the second and first quarters, respectively.

Net interest income before the provision for loan losses for the first nine months of 1999 was $512,841, of which $254,406 was earned in the third quarter, up from $159,181 in the second quarter and $99,254 in the first quarter. This compares with $79,551 in the first nine months of 1998. Interest income on loans was $273,361 in the third quarter of 1999, up from $115,847 in the second quarter and $28,873 in the first quarter. Interest income from investments and short-term funds was $524,838 in the first nine months of 1999 ($171,859 in the third quarter, compared to $190,751 in the second quarter and $162,228 in the first quarter). The decrease in the third quarter was due to more of the Bank's funds being used to fund higher-yielding loans. Interest expense on deposits totaled $430,078 in the first nine months of 1999, of which $190,814 was incurred in the third quarter, up from $147,417 in the second quarter and $91,847 in the first quarter.

The Bank's net interest margin for the first nine months of 1999 was 3.31% (including loan fees of $17,058, which contributed 0.11% to the net interest margin). For the third quarter, the net interest margin was 4.01%, up from 3.01% in the second quarter and 2.65% in the first quarter. Management anticipates that the net interest margin will continue to improve to levels more reflective of normal banking results as more of its assets continue to be shifted from short-term investments and federal funds sold to higher-yielding loans. The Bank's yield on earning assets continues to strengthen, to 6.78% during the third quarter, up from 5.70% in the second quarter and 5.02% in the first quarter. The cost of interest-bearing funds has increased more slowly, to 4.11% in the third quarter of 1999, from 3.99% in the second quarter and 4.10% in the first quarter.

The provision for loan losses is directly related to the rapid loan growth experienced by the Bank. In the first nine months of 1999, the Bank provided $197,300 for future loan losses, of which $86,000 was expensed in the third quarter, $85,300 in the second quarter and $26,000 in the first quarter. Management's determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on the consideration of historical loss histories of other similar community financial institutions which management believes are representative of the expected loss experience of the Bank. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, the creditworthiness of the Bank's borrowers and other related factors. As of September 30, 1999, there were no loans more than 15 days delinquent, and no loans had been charged-off.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999

RESULTS OF OPERATIONS (CONTINUED)

Total noninterest income for the first nine months of 1999 was $42,755, up from $171 for the same period in 1998. Noninterest income was $16,983 in the third quarter of 1999, compared to $13,129 and $12,643 in the second and first quarters, respectively. The largest components of other noninterest income are fee income from the bank's credit card and ATM programs, the rental of safe deposit boxes, and the sales of checks to depositors.

Noninterest expenses were $962,729 for the first nine months of 1999, compared with $345,553 in the same period of 1998. The increase was due to the Bank being fully operational in 1999, compared to the Company's engaging only in start-up activities through October 1998. During the first nine months of 1999, noninterest expenses were relatively flat, with $327,712 in the third quarter, compared to $323,960 in the second quarter and $311,057 in the first quarter. Increases were primarily in supplies, printing and postage, accounting and legal fees, and insurance expenses. Total "other expenses" of $119,096 in the first nine months of 1999 consisted primarily of $37,690 for marketing, advertising and public relations, $18,373 for insurance, $12,036 for loan expenses, and $11,210 for telephone. Management expects that noninterest expenses will increase slightly during the next several quarters.

Based on current projections, management anticipates that the Bank will reach break-even in mid-2000. As noted above, results may differ from those expected and are subject to certain risks and uncertainties.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to fund loan demand, meet deposit customers' withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the Company's main source of cash flow is from receiving deposits from its customers, and to a lesser extent, repayment of loan principal and the interest income on loans and investments. The primary uses of cash are lending to the Bank's borrowers, and investing in securities and short-term interest-earning assets. Management believes its current liquidity level is sufficient to meet future anticipated growth. However, if loan demand significantly outpaces deposit growth, alternative sources of liquidity include the sale of available-for-sale securities from the Bank's investment portfolio, Federal Home Loan Bank advances, the purchase of federal funds, repurchase agreements, or brokered deposits.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

At September 30, 1999, Western Reserve Bank's risk-based capital ratios based on Federal Reserve Board guidelines were as follows:


                                                       Western Reserve Bank    Well-capitalized
    Tier 1 "core" capital to risk-weighted assets            24.2%                   6.0%
    Total capital to risk-weighted assets                    25.2%                  10.0%
    Tier 1 leverage ratio                                    18.7%                   5.0%


As the Bank continues to grow, management expects its risk-based capital ratios to decrease to more typical levels.

As discussed above, total shareholders' equity decreased $681,305, to $5,010,573 at September 30 from $5,691,878 at December 31, 1998. The decrease was due the net loss for the first nine months of 1999 and the unrealized loss on available-for-sale securities.


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

The Company has identified all of its mission-critical applications. An application, system or vendor is considered mission critical if it is vital to the successful continuance of core business activity or is an application that interfaces with a mission-critical system. The Company evaluates its Year 2000 preparedness based on the guidelines issued by the Federal Financial Institutions

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999


YEAR 2000 DISCLOSURE (CONTINUED)

Examination Council (FFIEC). The following five phases were identified by the
FFIEC: Awareness, Assessment, Renovation, Validation and Implementation. At December 31, 1998, the Awareness phase had been completed. As of September 30, 1999, the Company has completed the Assessment, Renovation, Validation and Implementation on those applications or systems identified as mission critical. Year 2000 compliance testing for the Company's primary outsourced information systems applications was substantially complete as of March 31, 1999. Based on this testing, and continuing follow-up monitoring, management believes that these systems are Year 2000 ready.

The Company believes that all systems are substantially Year 2000 compliant as of September 30, 1999. On an ongoing basis, the Year 2000 Committee is continuing to contact key suppliers and third parties with which the Company conducts business to determine their Year 2000 readiness. The Committee reviewing the progress of third party vendors can make no assurances that the critical third parties with which the Company does business will adequately address their Year 2000 issues. If suppliers and customers are not Year 2000 compliant by January 1, 2000, their noncompliance could materially affect the Company's business and operating results. The Company has completed developing and is in the process of testing contingency plans that focus on reducing any disruption that might be created by third parties with whom the Company does business in the event they are not Year 2000 compliant. As of September 30, 1999, the Year 2000 Committee has completed the business resumption contingency plan and the plan is being tested and revised. Testing of the business resumption contingency plan is expected to be completed by November 30, 1999.

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

The Company currently anticipates that it will spend less than $10,000 related to Year 2000 issues. The Year 2000 issue could have a material impact on the operation of the Company if not properly addressed, but management anticipates that the problem will be resolved and thus will not have a significant impact on the Company's delivery of its services or its core operations. Through September 30, 1999, the Bank has expensed approximately $5,335 related to the Year 2000 issue, primarily for outside consulting and informational mailings to customers.

The preceding paragraphs constitute a Year 2000 Readiness disclosure for purposes of the Year 2000 Information and Readiness Disclosure Act.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1999

                           PART II--OTHER INFORMATION


Items 1 - 3 and 5 are not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

         (a) No matters were submitted to a vote of security holders in the quarter ended September 30, 1999


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


         (b) No current reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Western Reserve Bancorp, Inc.

Date: November 12, 1999            By:  /s/ Edward J. McKeon
                                        Edward J. McKeon
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)