Form 10KSB40
period 1999-12-31
WESTERN RESERVE BANCORP INC
filed 2000-03-30
CIK 1051473

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    For the fiscal year ended December 31, 1999
                              -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from                to
                                  ----------------  -------------------------

Commission file number   333-43361
                       -------------

                          WESTERN RESERVE BANCORP, INC.
                          -----------------------------
                 (Name of Small Business Issuer in Its Charter)

             Ohio                                        31-1566623
-----------------------------------------   -----------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)


4015 Medina Road, Suite 100, Medina, Ohio                     44256
-----------------------------------------   -----------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

                                 (330) 764-3131
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                            Yes [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Issuer's gross revenues for its most recent fiscal year were $1,565,648.

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 24, 2000 was approximately $5,633,607 (which excludes 52,000 shares held by directors and executive officers). As of said date, the Issuer had 320,267 shares of Common Stock issued and outstanding.

                      Documents incorporated by reference:

Parts I and II:   Portions of Registrant's 1999 Annual Report to Shareholders

Part III: Portions of Registrant's 1999 Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2000

                  Transitional Small Business Disclosure Format (check one):
                  Yes [ ] No [ x ]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

The Bank offers a broad range of deposit services for consumers and businesses, including noninterest-bearing and interest-bearing checking accounts, savings and money market accounts, time certificates of deposit and individual retirement accounts. The Bank engages in a full line of lending activities, including all types of commercial loans to businesses, consumer loans to individuals for household, family and other personal expenditures, and real estate loans including first mortgage loans, home equity loans and construction loans. The Bank makes both fixed rate and variable rate residential mortgage loans. Generally, the Bank keeps the variable rate and short-term fixed rate mortgages in its portfolio, but sell substantially all of the long-term fixed-rate loans (with servicing released) to a bank that specializes in serving the community bank mortgage market. The Bank also offers other services, including credit, debit and ATM cards with access to regional and national automated teller networks, a courier service for business deposits, cash management services, safe deposit boxes, cashiers checks, traveler's checks and an ATM.

Under applicable law, the Bank is permitted to make loans to individual borrowers in aggregate amounts of up to 15 percent of the sum of the Bank's total capital and allowance for loan losses. At December 31, 1999, the Bank's legal lending limit was approximately $767,000. The Board of Directors has established an "in-house" limit of $750,000. The Board may from time to time raise or lower the "in-house" limit as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions. The Company believes that the Bank's legal lending limit is adequate to satisfy the credit needs of most of its clients. For credit needs that exceed the Bank's legal lending limit, the Bank has the ability to participate with other banks to meet the credit need. In such instances, the Bank intends to be the lead bank in the loan arrangement.

The Bank's market area is competitive. There are many commercial banks, savings institutions and credit unions with multiple offices in the Bank's primary service area of Medina County. Also, during 1999, several banks and savings institutions headquartered outside of Medina County acquired or opened new branches in the Medina area. However, in the past few years, many of the area's financial institutions have been acquired by large regional organizations headquartered outside of the Medina area. As a result of such consolidation, the organizers of the Company believed that the competitive and economic environment was right for a new, independent, locally owned and managed bank such as Western Reserve Bank to serve the financial needs of Medina area residents and businesses. The rapid growth of the Bank in the 14 months since it opened has confirmed that belief. The Bank also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

EMPLOYEES

At December 31, 1999, the Bank has 12 full-time and 4 part-time employees. None of its employees are covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

SUPERVISION AND REGULATION

GENERAL

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC"), the Ohio Division of Financial Institutions (the "Division"), the Internal Revenue Service, the state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

The following references to material statutes and regulations affecting the Company and the Bank are brief summaries thereof and do not purport to be complete. As such, they are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and the Bank.

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

The BHCA also prohibits the Company, with certain limited exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the FRB, the Company is permitted to engage in, among other activities, such banking-related activities as making or servicing loans or certain types of leases; engaging in certain insurance and discount brokerage activities; performing certain data processing services; acting in certain circumstances as a fiduciary or investment or financial advisor; and making investments in certain corporations or projects designed primarily to promote community welfare. The Company has no present plans to engage in such activities.

Bank holding companies are restricted in, and subject to, limitations regarding transactions with subsidiaries and other affiliates. In addition, bank holding companies and their subsidiaries are prohibited from engaging in certain "tie-in" arrangements in connection with any extensions of credit, leases, sales of property or furnishing of services.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999) which, effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1999 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Financial Services Modernization Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on Western Reserve Bancorp, Inc. and Western Reserve Bank in particular have yet to be determined due to the fact that the Financial Services Modernization Act was only recently adopted.

Subject to certain restrictions, the Company will be able to borrow money to make a capital contribution to the Bank and for other proper corporate purposes, and such loans can be repaid from dividends paid by the Bank to the company. There are no plans at the present time for the Company to borrow money under such circumstances. The Company may also raise capital for the Bank and for other purposes by selling securities, as it did in its Offering.

CAPITAL REQUIREMENTS. Bank holding companies are required to maintain minimum levels of capital in accordance with FRB capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the Bank's allowance for loan and lease losses.

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

For the year ended December 31, 1999, Bank Insurance Fund ("BIF") assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2000, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits. Because the bank is "well capitalized" for purposes of its deposit insurance premiums, it expects its FDIC BIF premium to be the statutory minimum.

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

FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 1999 the FICO assessment rate for SAIF members was approximately 0.05925% of deposits while the FICO assessment rate for BIF members was approximately 0.01174% of deposits. During the year ended December 31, 1999 the Bank paid approximately $1,350 in FICO assessments. Beginning with assessments paid for the period starting January 1, 2000, insured institutions will be assessed at the same FICO rate for both BIF- and SAIF-insured deposits. As a result, BIF FICO assessments will be higher than in previous periods while SAIF FICO assessments will be lower. For the first quarter of 2000, the annualized FICO assessment rate will be 0.0212%. Management expects the amounts paid for FICO assessments to increase as the Bank's deposits continue to increase.

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

As of December 31, 1999, the Bank exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 18.7%, a Tier 1 risk-based capital ratio of 17.6% and a leverage ratio of 16.0%. These ratios are expected to continue to decrease to more normal levels as the Bank increases its assets through normal banking operations in 2000 and beyond.

Pursuant to the Federal Reserve Bank's approval of Western Reserve Bank's application for membership in the Federal Reserve System, the Bank is required to maintain its Tier 1 tangible capital ratios at a minimum of 9.0% for its first three years of operation. Management anticipates that, due to the Bank's rapid growth which is exceeding projections, additional capital will be required in late-2000. It is expected that the Company will initiate a second equity offering of the Company's stock this year.

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

DIVIDENDS. Ohio law prohibits the Bank from paying dividends in an amount greater than the total of its net profits for that year, combined with its retained profits of the preceding two years without the prior approval of the Division. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1999. However, since the Bank has not, to date, recorded a profit, as of December 31, 1999, $-0- was available to be paid as dividends to the Company by the Bank. Additionally, as a condition of its approval to commence operations, the Bank is prohibited from paying dividends to the Corporation for a period of three (3) years without prior written non-objection from the Board of Governors of the Federal Reserve.

ADDITIONAL REGULATION. The Bank is also subject to federal regulation as to such matters as required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement by the Bank of its own securities, limitations upon the payment of dividends and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, the Community Reinvestment Act, antiredlining legislation and antitrust laws.

INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit by the Company and its subsidiary, on investments in the stock or other securities of the Company and its subsidiary and the acceptance of the stock or other securities of the Company or its subsidiary as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiary, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any director or officer of the Company or its subsidiary or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the appropriate federal regulator, would constitute grounds for further enforcement action. The Company and the Bank are currently not under any such actions or plans.

BRANCHING AUTHORITY. Ohio banks, such as the Bank, have the authority under Ohio law to establish branches anywhere in the State of Ohio, subject to receipt of all required regulatory approvals.

In May 1997 Ohio adopted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") which allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act and authorized by Ohio law.

In February 2000, management filed an application with the State of Ohio to establish a branch within The Oaks at Medina, a retirement and lifetime care community located at 4931 Nettleton Road, Medina. Management currently has no other plans to establish branch offices.

FEDERAL RESERVE SYSTEM. FRB regulations, as presently in effect, require depository institutions to maintain noninterest earning reserves against their transaction accounts (primarily regular and interest-bearing checking accounts), as follows: for transaction accounts aggregating $47.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $47.8 million, the reserve requirement is $1.434 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. In 1998 and 1999, the Bank was not yet subject to the foregoing requirements. However, management expects the Bank's deposits to be at such a level that the Bank will become subject to maintaining required reserves with the FRB.

PENDING LEGISLATION. Congress regularly considers legislation that may have an impact upon the operation of the Company and the Bank. At this time, the Company is unable to predict whether any proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

ITEM 1.  BUSINESS-STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

      A. The following are the average balance sheets for the years ending December 31:

                                                          -------------------------1999------------------------
                                                                                   ----
                                                          Average                                       Average
                                                          Balance                Interest                Rate
                                                          -------                --------               -------
ASSETS
Interest-earning assets
     Federal funds sold                              $   7,608,273              $  372,138                4.89%
     Interest-bearing deposits in other
       financial institutions                            1,524,766                  71,531                4.69
     Securities available for sale                       3,608,398                 209,104                5.79
     Federal Reserve Bank stock                            174,050                  10,443                6.00
     Loans receivable (1)                                9,720,768                 802,327                8.25
                                                     -------------              ----------
        Total interest-earning assets                   22,636,255               1,465,543                6.47
Noninterest-earning assets
     Cash and due from banks                             1,052,311
     Unrealized gain (loss) on available-
       for-sale securities                                 (38,797)
     Allowance for loan losses                            (118,594)
     Premises and equipment, net                           797,518
     Accrued interest receivable and
       other assets                                        144,117
                                                     -------------
                                                       $24,472,810
                                                     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Interest-bearing transaction accounts           $   1,628,717                  25,928                1.59%
     Savings and money market accounts                  12,737,525                 567,530                4.46
     Certificates of deposit and IRAs                    1,693,075                  76,149                4.50
     Federal funds purchased                                 1,052                      48                4.56
                                                     -------------              ----------
        Total interest-bearing liabilities              16,060,369                 669,655                4.17%
                                                                                ----------
Noninterest-bearing liabilities
     Demand deposits                                     3,018,604
     Accrued interest payable and
       other liabilities                                   137,661
                                                     -------------
                                                         3,156,265
Shareholders' equity                                     5,256,176
                                                     -------------
                                                       $24,472,810
                                                     =============
Net interest income/spread                                                      $  795,888                2.30%
                                                                                ==========           =========
Net interest income as a percent
  of average interest earning assets                                                                      3.52%
                                                                                                     =========
Average interest earning assets to
  interest bearing liabilities                               40.94%
                                                             -----

(1) Loan fees of $38,168 were excluded from the computation.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                                       ---------------------------1998--------------------------
                                                                                  ----
                                                         Average                                       Average
                                                         Balance                Interest                Rate
                                                         -------                --------                ----
ASSETS
Interest-earning assets
     Federal funds sold                              $      76,096              $    3,709                4.87%
     Interest-bearing deposits in other
       financial institutions                            3,601,472                 187,234                5.20
     Federal Reserve Bank stock                             25,273                   1,566                6.20
     Loans receivable (1)                                   54,100                   4,360                8.06
                                                     -------------              ----------
        Total interest-earning assets                    3,756,941                 196,869                5.24
Noninterest-earning assets
     Cash and due from banks                                81,219
     Allowance for loan losses                                (213)
     Premises and equipment, net                            77,369
     Accrued interest receivable and
       other assets                                        134,841
                                                     -------------
                                                     $   4,050,157
                                                     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Savings, NOW and money markets                  $     386,257              $   16,509                4.27%
     Certificates of deposits                               37,573                   1,706                4.54
                                                     -------------              ----------
        Total interest-bearing liabilities                 423,830                  18,215                4.30%
                                                                                ----------
Noninterest-bearing liabilities
     Demand deposits                                        73,375
     Accrued interest payable and
       other liabilities                                   559,355
                                                     -------------
                                                         1,056,560
Shareholders' equity                                     2,993,597
                                                     -------------
                                                     $   4,050,157
                                                     =============
Net interest income/spread                                                      $  178,654                0.94%
                                                                                ==========           =========
Net interest income as a percent
  of average interest earning assets                                                                      4.76%
                                                                                                     =========
Average interest earning assets to
  interest bearing liabilities                               786.43%
                                                             ======

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

                                 Summary of Changes in Net Interest Income

                                                   1999 vs. 1998                           1998 vs. 1997
                                            Increase (Decrease) Due to              Increase (Decrease) Due to
                                        ------------------------------------    --------------------------------
                                         Volume       Rate          Net         Volume      Rate          Net
                                         ------       ----          ---         ------      ----          ---
Interest income:
     Loans receivable                 $ 797,873   $       94    $  797,967   $   4,360   $        --   $   4,360
     Federal funds sold                 368,416           13       368,429       3,709            --       3,709
     Interest-bearing deposits in
        financial institutions          (98,950)     (16,753)     (115,703)    185,581           540     186,120
     Securities available-for-sale      209,104           --       209,104          --            --          --
     Federal Reserve Bank stock           8,929          (52)        8,877       1,566            --       1,566
                                    ------------- ------------ ------------ ------------ --------------------------
     Total interest-earning assets    1,285,372      (16,698)    1,268,674     195,215           540     195,755

Interest expense:
     Interest-bearing transaction
        accounts                         25,459           (4)       25,455         471            --         471
     Savings and money market           551,631         (137)      551,494      16,038            --      16,038
     Certificates of deposit
       and IRAs                          74,435            8        74,443       1,706            --       1,706
     Federal funds purchased                 48           --            48          --            --          --
                                      ---------   -----------    ---------   ---------   -----------   ---------
     Total interest-bearing
       liabilities                      651,573         (133)      651,440      18,215            --      18,215
                                      ---------   -----------    ---------   ---------   -----------   ---------
Change in net interest income         $ 633,799   $  (16,565)   $  617,234   $ 177,000    $      540   $ 177,540
                                      =========   ===========   ==========   =========    ==========   =========

II.    INVESTMENT PORTFOLIO

       The amortized cost and estimated fair values of securities available for sale at December 31, 1999 are as follows:

                                                       Gross          Gross                       Weighted
                                      Amortized     Unrealized     Unrealized        Fair          Average
                                         Cost          Gains         Losses          Value          Yield
                                         ----          -----         ------          -----          -----
       U.S. Agency Securities        $ 5,998,054   $      --      $  (105,714)   $ 5,892,340        5.79%
                                     ===========   ==========     ===========    ===========

       At December 31, 1999, all securities available for sale were scheduled to mature within one to three years. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

       Neither the Company nor the Bank had any investment securities at December 31, 1998.

III.   LOAN PORTFOLIO

       A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31, 1999 and 1998.

                                                                                    1999                  1998
                                                                                    ----                  ----
           Commercial                                                           $  18,459,745       $    481,609
           Home equity lines of credit                                              2,091,354            122,311
           Residential mortgage and construction                                    1,563,911                 --
           Consumer installment                                                     1,184,246            260,852
           Credit card and other                                                       71,963                325
                                                                                -------------       ------------
                                                                                $  23,371,219       $    865,097
                                                                                =============       ============

           CONCENTRATIONS OF CREDIT RISK: The Company grants commercial, residential real estate mortgage and installment loans to businesses and individuals mainly in Medina and contiguous counties in Ohio. Commercial loans include loans collateralized by business assets. At December 31, 1999, commercial loans secured by real estate make up approximately 36.0% of the loan portfolio. Other commercial loans to businesses comprise 43.0% of total loans, and are expected to be repaid from cash flows from operations of the businesses. Variable rate home equity lines of credit make up approximately 8.9% of the loan portfolio and are collateralized by residential real estate. Residential mortgage and construction loans are 6.7% of the loan portfolio and are secured primarily by first mortgages on residential property. Installment and credit card loans to individuals make up approximately 5.4% of the loan portfolio and are primarily collateralized by consumer assets.

       B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the maturity distribution and sensitivity to changes in interest rates of loans outstanding as of December 31, 1999. Fixed rate loans are presented based on their maturity date, and variable rate loans with floating or adjustable interest rates are included based on their earliest repricing opportunity.

              Loan Maturities and Sensitivity to Changes in Interest Rates

                                                Within            1-5              After
                                                1 year           years            5 years           Total
                                                ------           -----            -------           -----
          Commercial                         $  8,433,771     $  9,588,219     $     437,755     $ 18,459,745
          Residential mortgage
             and construction                     814,600          653,751            95,560        1,563,911
          Home equity lines
             of credit                          2,091,354               --                --        2,091,354
          Consumer installment                    781,170          259,457           143,619        1,184,246
          Credit card and other                    71,963               --                --           71,963
                                            ---------------  ---------------   ---------------  -------------
                                             $ 12,192,858     $ 10,501,427      $    676,934     $ 23,371,219
                                            ===============  ===============   ===============  =============

          Of the loans due after one year, approximately $6,505,402 have variable interest rates, and $4,672,959 have fixed interest rates.

      C.  RISK ELEMENTS

              1. Nonaccrual, Past Due, Restructured and Impaired Loans - The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31.

                                                                                        1999              1998
                                                                                        ----              ----
                  (a)    Loans accounted for on a nonaccrual basis                   $        0       $         0

                  (b)    Accruing loans which are contractually past due 90
                           days or more as to interest or principal payments                 --                --

                  (c)    Loans not included in (a) or (b) which are
                           "Troubled Debt Restructurings" as defined by
                           Statement of Financial Accounting Standards No. 15                --                --

                  (d)    Other loans defined as "impaired"                                   --                --
                                                                                     ----------       -----------

                                                                                     $        0       $         0
                                                                                     ==========       ===========

                  Management believes the allowance for loan losses at December 31, 1999 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on loss experience of comparable companies, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                                                                           1999
                                                                                           ----
                  Gross interest income that would have been recorded in 1999 on nonaccrual loans outstanding at December 31, 1999 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since
                  origination if held for part of the period                            $      -

                  Interest  income  actually  recorded on  nonaccrual  loans and
                  included in net income for the period                                        -
                                                                                        --------
                  Interest income not recognized during the period                      $      -
                                                                                        =========

                  Discussion of the Nonaccrual Policy

                  The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful. When interest accruals are discontinued, interest income accrued in the current period is reversed. In general, while loans which are past due 90 days or more as to interest or principal payments are considered for nonaccrual status, management may elect to continue the accrual of interest when the estimated net realizable value of collateral, in management's judgment, is sufficient to cover the principal balance and accrued interest.

              2.  Potential Problem Loans

                  As of December 31, 1999, in addition to the $-0- of loans reported under Item III, C.1., there are $-0- in other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C.1 at some future date. There were no loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Section 1 above.

              3.  Foreign Outstandings

                  None

              4.  Loan Concentrations

                  As of December 31, 1999, commercial loans to entities classified as real estate holding companies comprise $4,675,000 of the total loan portfolio. However, approximately $1,756,000 of this is to three separate single-purpose real estate holding companies that hold property for their related entities. Commercial loans to real estate development companies total $2,453,000.

       D.  OTHER INTEREST-BEARING ASSETS

           There are no other interest-bearing assets as of December 31, 1999 which would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

IV.   SUMMARY OF LOAN LOSS EXPERIENCE

       A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

                                                                                    1999                1998
                                                                                    ----                ----
            LOANS
                 Loans outstanding at end of period                             $  23,371,219       $    865,097
                                                                                =============       ============
                 Average loans outstanding during period                        $   9,720,768       $     54,100
                                                                                =============       ============
           ALLOWANCE FOR LOAN LOSSES
                Balance at beginning of period                                  $      11,700       $          0

                Loans charged-off
                     Commercial                                                            --                 --
                     Residential mortgage and construction                                 --                 --
                     Consumer installment                                                  --                 --
                                                                                -------------       ------------
                                                                                           --                 --
                Recoveries of loans previously charged-off
                     Commercial                                                            --                 --
                     Residential mortgage and construction                                 --                 --
                     Consumer installment                                                  --                 --
                                                                                -------------       ------------
                                                                                           --                 --
                                                                                -------------       ------------
           Net loans charged-off                                                           --                 --
           Provision for loan losses                                                  295,300             11,700
                                                                                -------------       ------------
           Balance at end of period                                             $     307,000       $     11,700
                                                                                =============       ============
           Ratio of net charge-offs during the period to
                average loans outstanding during the period                                 0%                 0%
                                                                                =============       ============

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

                                                                                        Percentage of Loans in
                                                                                            Each Category to
                                                           Allowance Amount                    Total Loans
                                                     ------------------------------     -------------------------
                                                            1999              1998           1999         1998
                                                      -----------      ------------       ---------     --------
            Commercial                               $    267,876      $      6,983            79.0%        55.7%
            Residential mortgage & construction             5,992                --             6.7          0.0
            Home equity lines of credit                    10,457               612             8.9         14.1
            Installment and credit card
                 loans to individuals                      19,912             3,922             5.4         30.2
            Unallocated                                     2,763               183             0.0          0.0
                                                     ------------      ------------       ---------     --------
            Total                                    $    307,000      $     11,700           100.0%       100.0%
                                                     ============      ============       =========     ========

           While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.     DEPOSITS

       The average amount of deposits and average rates paid are summarized as follows for the year ended December 31:

                                                                        1999                          1998
                                                                        ----                          ----
                                                                 Average      Average          Average    Average
                                                                 Amount         Rate            Amount      Rate
                                                                 ------         ----            ------      ----
       Noninterest bearing demand deposits                    $   3,018,604    0.00%         $    73,375   0.00%
       Interest bearing demand deposits                           1,628,717    1.59               29,359   1.60
       Savings and money market accounts                         12,737,524    4.46              356,897   4.49
       Certificates of deposit and IRAs                           1,693,075    4.50               37,573   4.54
                                                              -------------                  -----------
                                                              $  19,077,920                  $   497,204
                                                              =============                  ===========

       At December 31, 1999, the Bank had $1,141,407 of time certificates of deposit of $100,000 or more outstanding. Remaining maturities of these time deposits are as follows:

       Three months or less                                   $     464,773
       Over three through six months                                120,000
       Over six through twelve months                               105,171
       Over twelve months                                           451,463
                                                              -------------
             Total                                            $   1,141,407
                                                              =============

VI.      RETURN ON EQUITY AND ASSETS

       The ratio of net income (loss) to average shareholders' equity and average total assets and certain other ratios are as follows:

                                                                                1999                  1998
                                                                                ----                  ----
        Average total assets                                             $    24,472,810          $    4,050,157
        Average shareholders' equity                                     $     5,256,176          $    2,993,597
        Net loss                                                         $      (717,921)         $     (620,952)
        Return on average total assets                                             (2.93)%                (15.30)%
        Return on average shareholders' equity                                    (13.66)%                (20.70)%
        Cash dividends declared                                                   $ 0.00                  $ 0.00
        Dividend payout percentage                                                   n/a                  n/a
        Average shareholders' equity to average total assets                       21.48%                  73.93%

VII.    SHORT-TERM BORROWINGS

        The Company did not have any reportable categories of short-term borrowings during or at the end of the reported periods.

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

The lease for the building has a primary term of ten years with options for two five-year extensions. The annual lease payment for 1999 was $105,120 and $17,411 for the last two months in 1998 and is subject to increases each subsequent year. The facility is leased under an operating lease from a member of the Board of Directors. Refer to Note 5 on page 12 of the Company's 1999 Annual Report to Shareholders (incorporated herein by reference) for additional discussion about the lease.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock was held by approximately 400 holders of record as of March 24, 2000, and is quoted on the OTC Bulletin Board. It has not yet been assigned a symbol. To date there has been no regular and liquid market for the common stock, and there can be no assurance that a regular and liquid trading market will develop in the foreseeable future.

In the fourth quarter of 1999, there was one transaction of 1,000 shares at $21.00 (bid price) of the Company's common stock reported by the market maker in the Company's stock. The Company is not aware of any other public transactions in its common stock since its stock offering which closed on July 1, 1998. All shares were sold at $20.00 per share in the Offering. Certain other private transactions may have occurred during the periods indicated of which the Company has no knowledge.

No cash or other dividends were declared or paid since the Company's inception on February 25, 1997. The Company expects that all Company and Bank earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, the Company will probably be largely dependent upon dividends paid by the Bank for funds to pay dividends on the Common Stock. It is also possible, however, that the Company could pay dividends in the future generated from investment income and other activities of the Company.

Under Ohio law, the Bank will be restricted as to the maximum amount of dividends it may pay on its Common Stock. For additional discussion regarding dividend restrictions, please refer to the discussion regarding Supervision and Regulation in Part I of this Form 10-KSB.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The information on pages 24-29 of the Company's 1999 Annual Report to Shareholders under the caption "Management's Discussion and Analysis" is incorporated by reference.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements and related notes from the 1999 Annual Report to Shareholders are incorporated by reference:

                                                                                       Annual Report
                                                                                          Page No.
                                                                                       -------------
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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

A. Directors. The information on pages 5-7 of the Company's 1999 Proxy Statement under the caption "Election of Directors" is incorporated by reference.

B. Executive Officers. The Company's executive officers who are not also directors are as follows:

Brian K. Harr, age 36, Senior Vice President of the Company and Senior Vice President, Senior Lender of the Bank, served as Vice President, Business Banking Manager of Bank One, Charleston, West Virginia from October, 1997 until joining the company in September 1998. Prior to that assignment, Mr. Harr served as Assistant Vice President, Relationship Manager for Bank One, Columbus, Ohio from October 1994 until October 1997.

Cynthia A. Mahl, age 39, Senior Vice President, Secretary and Treasurer of the Company and Senior Vice President, Secretary, Treasurer, Chief Financial Officer and Senior Operations Officer of the Bank, was employed by PremierBank & Trust located in Elyria, Ohio since 1985. From 1993 she served as its Vice President and Controller until joining the Company in June 1998.

ITEM 10.  EXECUTIVE COMPENSATION

The information on page 9 of the 1999 Proxy Statement under the caption "Compensation of Executive Officers" is incorporated by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information on page 4 of the 1999 Proxy Statement, under the caption "Beneficial Ownership" in incorporated by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information on page 10 of the 1999 Proxy Statement under the caption "Transactions with Management and Others" is incorporated by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)   Index to Financial Statements--See Part II, Item 7, Financial
         Statements

(a)(2) Schedule of Exhibits--The Exhibit Index that immediately follows the signature page to this Form 10-KSB is incorporated by reference. The exhibits required to be filed with this Form 10-KSB are included with this Form 10-KSB and are located immediately following the Exhibit Index to this Form 10-KSB.

(b) Reports on Form 8-K--The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                           WESTERN RESERVE BANCORP, INC.

                           By:  /s/ Edward J. McKeon
                                --------------------------------------------
                                Edward J. McKeon, President, Chief
                                Executive Officer and Director

                           By:  /s/ Cynthia A. Mahl
                                --------------------------------------------
                                Cynthia A. Mahl, Principal Financial Officer
                                and Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 30, 2000.

         /s/ P.M. Jones                                           /s/ Edward J. McKeon
         ----------------------------------                       ----------------------------------
         P.M. Jones, Chairman of the Board                        Edward J. McKeon, President, Chief
                                                                  Executive Officer and Director


         /s/ Glenn Smith                                          /s/ Rory O'Neil
         ----------------------------------                       ----------------------------------
         Glenn Smith, Director                                    Rory O'Neil, Director

         /s/ R. Hal Nichols                                       /s/ Ray E. Laribee
         ----------------------------------                       ----------------------------------
         R. Hal Nichols, Director                                 Ray E. Laribee, Director



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

                                                                                                        Sequential
  Exhibit No.                                 Description of Exhibits                                  Page Number
      3.1           Certificate of Incorporation of Western Reserve Bancorp, Inc.                           *

      3.2           Bylaws of Western Reserve Bancorp, Inc.                                                 *

      4.0           Stock Certificate of Western Reserve Bancorp, Inc.                                      *

      10.1          Employment Contract of Edward J. McKeon                                                 *

      10.2          Lease  Agreement by and between  Michael Rose DBA  Washington                           *
                    Properties and Western Reserve Bancorp, Inc.

      10.3          Western Reserve Bancorp, Inc. 1998 Stock Option Plan                                    *

      13.1          Annual Report to Shareholders  (Except for sections  incorporated by reference into this Form 10-KSB, the Annual Report to Shareholders shall not be deemed to be "filed" with the Commission.)

      21.1          Subsidiary of Western Reserve Bancorp, Inc .

      27.1          Financial Data Schedule                                                                 **

      99.1          Proxy  Statement and form of proxy for the Annual Meeting of                            *
                    Shareholders to be held April 26, 2000. (Except for sections incorporated by reference into this Form 10-KSB, the proxy materials shall not be deemed to be "filed" with the Commission.)

*  Previously filed and incorporated herein by reference.

** Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
   S-K.