Form 10QSB
period 2000-03-31
WESTERN RESERVE BANCORP INC
filed 2000-05-15
CIK 1051473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarter ended March 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 333-43361
                       ---------


                          WESTERN RESERVE BANCORP, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

           Ohio                                         31-1566623
           ----                                        -----------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)

          4015 Medina Road, Suite 100, P.O. Box 585, Medina, Ohio 44256
          -------------------------------------------------------------
                    (Address of principal executive offices)


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

                              320,267 common shares
                              ---------------------
               (number of shares outstanding as of April 30, 2000)

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2000


                          PART I--FINANCIAL INFORMATION
                                                                           Page

ITEM 1   FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition as of March 31, 2000
            and December 31, 1999  ..........................................      3

         Consolidated Statements of Operations for the three months
            ended March 31, 2000 and 1999 ...................................      4

         Consolidated Statements of Comprehensive Income for the three months
            ended March 31, 2000 and 1999 ...................................      5

         Consolidated Statements of Cash Flows for the three months
            Ended March 31, 2000 and 1999 ...................................      6

         Notes to Consolidated Financial Statements .........................      7

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS .............................     11


                           PART II--OTHER INFORMATION

         OTHER INFORMATION ..................................................     16

         SIGNATURES .........................................................     17

                          WESTERN RESERVE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                  March 31,       December 31,
                                                                    2000              1999
                                                                ------------      ------------
Assets
       Cash and due from banks                                  $  1,087,651      $  1,263,553
       Interest-bearing deposits in other banks                         --               8,063
       Federal funds sold                                          3,162,000           166,000
                                                                ------------      ------------
            Cash and cash equivalents                              4,249,651         1,437,616
       Securities available-for-sale, at fair value                5,877,850         5,892,340
       Loans                                                      27,363,854        23,371,219
            Less allowance for loan losses                          (348,754)         (307,000)
                                                                ------------      ------------
                 Net loans                                        27,015,100        23,064,219
       Federal Reserve Bank stock                                    148,800           174,050
       Federal Home Loan Bank stock                                   85,300              --
       Premises and equipment, net                                   737,369           759,355
       Accrued interest receivable and other assets                  349,528           215,272
                                                                ------------      ------------
                 Total Assets                                   $ 38,463,598      $ 31,542,852
                                                                ============      ============

Liabilities
       Deposits
            Noninterest-bearing                                 $  4,432,934      $  3,639,186
            Interest-bearing                                      28,855,104        22,964,282
                                                                ------------      ------------
                 Total deposits                                   33,288,038        26,603,468
       Securities sold under agreements to repurchase                266,989              --
       Accrued interest payable and other liabilities                 54,020            71,141
                                                                ------------      ------------
                 Total Liabilities                                33,609,047        26,674,609

Shareholders' Equity
       Common stock, without par value, $1 stated value:
            750,000 shares authorized, 320,267 shares
            issued and outstanding at March 31, 2000 and
            December 31, 1999                                        320,267           320,267
       Additional paid-in capital                                  6,048,232         6,048,232
       Retained deficit                                           (1,393,506)       (1,394,542)
       Accumulated other comprehensive income (loss)                (120,442)         (105,714)
                                                                ------------      ------------
            Total Shareholders' Equity                             4,854,551         4,868,243
                                                                ------------      ------------
                 Total Liabilities and Shareholders' Equity     $ 38,463,598      $ 31,542,852
                                                                ============      ============



See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three months ended
                                                                March 31,
                                                            2000           1999
                                                       ---------      ---------
Interest Income
      Loans                                            $ 564,270      $  28,873
      Investment securities                               90,622          2,611
      Federal funds sold and other
         short-term funds                                 21,405        159,617
                                                       ---------      ---------
           Total interest income                         676,297        191,101
Interest Expense
      Deposits                                           298,568         91,847
      Other short-term funds                               2,750              -
                                                       ---------      ---------
           Total interest expense                        301,318         91,847
                                                       ---------      ---------
           Net interest income                           374,979         99,254
Provision for Loan Losses                                 56,500         26,000
                                                       ---------      ---------
           Net interest income after
              provision for loan losses                  318,479         73,254
Other income
      Service charges on deposit accounts                 12,129          3,113
      Gains on sales of mortgage loans                     7,902          6,583
      Other income                                         7,542          2,947
                                                       ---------      ---------
           Total other income                             27,573         12,643
Other expenses
      Salaries and benefits                              167,459        158,930
      Premises and equipment                              64,661         61,458
      Data processing                                     33,610         27,092
      Taxes other than income and payroll                 15,800         20,287
      Marketing and advertising                            8,730          6,353
      Other expenses                                      54,756         36,937
                                                       ---------      ---------
           Total noninterest expense                     345,016        311,057
                                                       ---------      ---------
Net income (loss)                                      $   1,036      $(225,160)
                                                       =========      =========


Average shares outstanding                               320,267        320,267
                                                       =========      =========

Basic and diluted earnings (loss) per share            $    0.00      $   (0.70)
                                                       =========      =========


See accompanying notes to consolidated financial statements.

                              WESTERN RESERVE BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                         Three Months Ended March 31,
                                                              2000           1999
                                                           ---------      ---------
Net income (loss)                                          $   1,036      $(225,160)
Other comprehensive income, net of tax:
      Unrealized gains/(losses) on securities:
           Unrealized losses arising during the period       (14,708)
                                                           ---------      ---------
                Unrealized losses on securities              (14,708)             -
                                                           ---------      ---------
Comprehensive income                                       $ (13,672)     $(225,160)
                                                           =========      =========





See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three months ended March 31,
                                                            2000               1999
                                                        ------------      ------------
Cash flows from operating activities
      Net income (loss)                                 $      1,036      $   (225,160)
      Adjustments to reconcile net income (loss) to
        net cash from operating activities:
           Provision for loan losses                          56,500            26,000
           Depreciation                                       23,183            21,871
           Net accretion of discounts on securities             (238)                -
           Loans originated for sale                      (1,081,050)         (668,300)
           Proceeds from sale of loan originations         1,088,952           514,883
           Gains on sales of loans                            (7,902)           (6,583)
           Net change in interest receivable                 (85,425)          (10,713)
           Net change in interest payable                     18,950             1,921
           Net change in other assets                        (48,832)          (44,590)
           Net change in other liabilities                   (36,070)         (496,513)
                                                        ------------      ------------
              Net cash from operating activities             (70,896)         (887,184)

Cash flows from investing activities
      Redemption of Federal Reserve Bank stock                25,250
      Purchase of Federal Home Loan Bank stock               (85,300)
      Net increase in loans                               (4,007,382)       (1,708,678)
      Purchases of premises and equipment                     (1,197)          (10,313)
                                                        ------------      ------------
           Net cash from investing activities             (4,068,629)       (1,718,991)

Cash flows from financing activities
      Net increase in deposits                             6,684,571         8,560,328
      Net change in short-term funds                         266,989                 -
                                                        ------------      ------------
           Net cash from financing activities              6,951,560         8,560,328
                                                        ------------      ------------

Change in cash and cash equivalents                        2,812,035         5,954,153
Cash and cash equivalents at beginning of period           1,437,616        10,391,933
                                                        ------------      ------------
Cash and cash equivalents at end of period              $  4,249,651      $ 16,346,086
                                                        ============      ============

Supplemental disclosures of cash flow information
     Cash paid during the period for

Cash paid during the period for
     Interest                                           $    282,368      $     89,925
     Taxes                                                         0                 0

See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000


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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is the opinion of management that all adjustments necessary for a fair

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

presentation have been made and that all adjustments were of a normal recurring nature. The Annual Report of the Company for the year ended December 31, 1999 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

Reclassifications: Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.


NOTE 2 - LOANS

Loans at March 31, 2000 and December 31, 1999, were as follows:


                                                March 31,           December 31,
                                                  2000                 1999
                                                  ----                 ----
Commercial                                     $21,072,784           $18,459,745
Home equity                                      2,989,722             2,091,354
Residential mortgage
   and construction                              2,022,100             1,563,911
Consumer installment                             1,188,403             1,184,246
Credit card and other                               90,845                71,963
                                               -----------           -----------
                                               $27,363,854           $23,371,219
                                               ===========           ===========


NOTE 3 - DEPOSITS

Deposits at March 31, 2000 and December 31, 1999, were as follows:

                                                  March 31,         December 31,
                                                    2000                 1999
                                                    ----                 ----
Noninterest-bearing demand                       $ 4,432,934         $ 3,639,186
Interest-bearing demand                            2,888,957           2,132,099
Savings                                           13,198,591          11,107,154
Money market                                       7,232,850           6,960,429
Time under $100,000                                2,544,838           1,623,193
Time $100,000 and over                             2,989,868           1,141,407
                                                 -----------         -----------
Total                                            $33,288,038         $26,603,468
                                                 ===========         ===========

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company and the Bank lease their facility under an operating lease from a member of the Board of Directors. The lease term is for ten years, with two five-year renewal options. The Company has recorded $27,101 of rent expense under the lease year-to-date through March 31, 2000.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with the Chief Executive Officer. The agreement, which expires December 31, 2001, provides a base annual salary of $125,000. In the event the officer is terminated without cause, the Company has an obligation to pay the officer's salary through the date of termination, plus eighteen months salary as severance, which totals approximately $195,000.


NOTE 6 - INCOME TAXES

The Company records income taxes using the liability method. This method provides that deferred tax assets and liabilities, which are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, are computed using current tax rates and recorded on the balance sheet. The tax benefit associated with the net operating loss carryforward has been offset with a valuation allowance as of March 31, 2000, since the Company has no history of generating taxable income. Also, the unrealized loss on available-for-sale securities is presented on a gross basis, since any related deferred tax asset has been offset with a valuation allowance.

                          WESTERN RESERVE BANCORP, INC.
                                 MARCH 31, 2000


SELECTED QUARTERLY FINANCIAL INFORMATION

($000's except per share data)                          3/31/00      12/31/99        9/30/99        6/30/99        3/31/99
                                                       ---------     ---------      ---------      ---------      ---------
BALANCE SHEET DATA:
Total assets                                           $  38,464     $  31,543      $  28,433      $  25,835      $  20,105
Securities available for sale                              5,878         5,892          5,921          5,952           --
Total loans                                               27,364        23,371         15,953          9,039          2,734
Allowance for loan losses                                    349           307            209            123             38
Total deposits                                            33,288        26,603         23,371         20,584         14,552
Shareholders' equity                                       4,855         4,868          5,011          5,184          5,467

INCOME STATEMENT DATA:
Total interest income                                  $     676     $     561      $     445      $     307      $     191
Total interest expense                                       301           240            191            147             92
                                                       ---------     ---------      ---------      ---------      ---------
Net interest income                                          375           321            254            159             99
Provision for loan losses                                     57            98             86             85             26
                                                       ---------     ---------      ---------      ---------      ---------
Net interest income after provision for loan losses          318           223            168             74             73
Noninterest income                                            28            19             17             13             13
Noninterest expense                                          345           356            328            324            311
                                                       ---------     ---------      ---------      ---------      ---------
Net income (loss) before income taxes                  $       1     $    (113)     $    (142)     $    (237)     $    (225)
                                                       =========     =========      =========      =========      =========

PER SHARE DATA:
Basic and diluted earnings (loss)
   per common share                                    $    0.00     $   (0.35)     $   (0.44)     $   (0.74)     $   (0.70)
Book value per share                                       15.16         15.20          15.64          16.19          17.07
Cash dividends per share                                    0.00          0.00           0.00           0.00           0.00
Average shares used for net earnings
   per share calculations                                320,267       320,267        320,267        320,267        320,267

OPERATING RATIOS (%):
Total net loans to total deposits                          81.16%        86.70%         67.36%         43.32%         18.53%
Total shareholders' equity to total assets                 12.62         15.43          17.62          20.07          27.19
Average shareholders' equity to average assets             13.93         16.14          18.89          22.94          33.12
Return on average equity (annualized)                       0.09         (9.16)        (11.18)        (17.80)        (16.13)
Return on average assets (annualized)                       0.01         (1.48)         (2.11)         (4.08)         (5.34)
Allowance for loan losses to total loans                    1.27          1.31           1.31           1.36           1.38

AVERAGE BALANCES:
Average assets                                         $  34,769     $  30,707      $  26,957      $  23,208      $  16,859
Average shareholders' equity                               4,843         4,955          5,092          5,325          5,584

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000


OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at March 31, 2000, to December 31, 1999, and the results of operations for the three months ended March 31, 2000 and 1999. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The company's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, the interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

FINANCIAL CONDITION

Total assets as of March 31, 2000 increased 21.9%, or $6,920,746, to $38,463,598, compared with $31,542,852 at December 31, 1999. The increase in total assets was funded primarily by the Bank's continuing growth of new deposit accounts. Deposits increased to $33,288,038 at March 31, 2000, an increase of $6,684,570, or 25.1%, compared to the $26,603,468 at December 31, 1999. Of the increased deposits, approximately $3,993,000 was used to make loans to the bank's borrowers, and $2,996,000 was placed in short-term federal funds sold in anticipation of continuing loan demand and for liquidity purposes. Cash and cash equivalents increased $2,812,035 to $4,249,651 at March 31, 2000 from $1,437,616 at December 31, 1999.

Total loans at March 31, 2000, were $27,363,854, compared to $23,371,219 at December 31, 1999, an increase of $3,992,635, or 17.1%. As of March 31, 2000, commercial loans to businesses were $21,072,784, or 77.0% of total loans. $5,011,822, or 18.3%, of total loans were residential real estate and home equity loans, and $1,279,248, or 4.7%, were consumer installment and credit card loans. There were no mortgage loans held for sale at March 31, 2000 or December 31, 1999. At March 31, 2000 and December 31, 1999, there were no loans that were past due or considered to be impaired. Management anticipates that loan demand will continue to be strong, especially in the commercial loan segment. The Bank's loan-to-deposit ratio as of March 31, 2000, was 82.2%. Management expects that the loan-to-deposit ratio will increase to approximately 85%-90%.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000


FINANCIAL CONDITION (CONTINUED)

The Bank currently holds approximately $6 million of short-term U.S. government agency securities in its available-for-sale investment portfolio. These securities were purchased in the second quarter of 1999 to enhance yield. As loan demand continues to increase, if the Bank needs additional funds it could sell these securities or use them as collateral for short-term borrowings. As of March 31, 2000, the maturity dates of these securities ranged from April 2001 to October 2003.

As discussed above, total deposits increased to $33,288,038 at March 31, 2000, compared to $26,603,468 at December 31, 1999. Deposits at March 31, 2000 consisted of $4,432,934 or 13.3% in noninterest-bearing demand deposits, $2,888,957 or 8.7% in interest-bearing NOW accounts, $20,440,266 or 61.4% in savings and money market accounts, $4,856,160 or 14.6% in certificates of deposit, and $669,721 or 2.0% in IRAs. During the first quarter of 2000, deposits increased more rapidly than in the previous two quarters. This was due in part to the Bank obtaining approximately $1,550,000 in six-month CDs through the State of Ohio's Bid Ohio program. The rates on these CDs range from 6.01% to 6.251%. Also, the Bank offered a 13-month CD special which brought in approximately $1,041,600 at an average rate of 6.135% in the first quarter of 2000. As anticipated, much of the deposit growth continues to be in Market Rate Savings accounts. This product is a liquid savings account that offers tiered rates which, at balances of $15,000 or more, are indexed to a national money-market average, plus 5 to 15 basis points. The weighted average cost of all market rate savings accounts during the first quarter of 2000 was 5.00%.

Total shareholders' equity decreased $13,692, to $4,854,551 at March 31, 2000, from $4,868,243 at December 31, 1999. This decrease was due to $14,728 additional unrealized losses on available-for-sale securities, which was partially offset by net income of $1,036 for the first quarter of 2000.


RESULTS OF OPERATIONS

The Bank recorded its first monthly profit in February 2000, and continued to be profitable from that point. For the first three months of 2000, consolidated net income was $1,036, compared to a net loss of $225,160 for the same period in 1999. To facilitate understanding of the Bank's growth and activities during 1999 and year-to-date 2000, a comparison of each of the quarters of 1999 will be presented in addition to comparisons of the first quarter of 2000.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000


RESULTS OF OPERATIONS (CONTINUED)

The Corporation's net income for the first three months of 2000 was $1,036. This compares with 1999 quarterly net losses of $113,488 in the fourth quarter, and $142,323, $236,950 and $225,160 in the third, second and first quarters, respectively.

Net interest income before the provision for loan losses for the first three months of 2000 was $374,979, compared to $99,254 in the first quarter of 1999. Interest income on loans was $564,270 in the first quarter of 2000, up from $28,873 in the first quarter of 1999. Interest income from investments and short-term funds was $112,027 in the first three months of 2000, compared to $162,228 in the first quarter of 1999. The decrease in 2000 was due to more of the Bank's funds being used to fund higher-yielding loans. Interest expense totaled $301,318 in the first three months of 2000, compared to $91,847 in the first quarter of 1999.

The Bank's net interest margin for the first three months of 2000 was 4.53% (including loan fees of $15,418, which contributed 0.19% to the net interest margin). In 1999, the net interest margin by quarter (including loan fees) was 4.45% in the fourth quarter, 4.04% in the third, 3.01% in the second and 2.62% in the first quarter. The net interest margin has continued to improve as more of the Bank's assets have been shifted from short-term investments and federal funds sold to higher-yielding loans. The Bank's yield on earning assets continues to strengthen, to 8.17% (including loan fees) in the first quarter of 2000, up from 7.76% in the fourth quarter of 1999, 7.08% during the third quarter, 5.80% in the second quarter and 5.04% in the first quarter. The cost of interest-bearing funds has increased as well, to 4.70% in the first quarter of 2000, up from 4.37% in the fourth quarter 1999, 4.11% in the third quarter, 3.99% in the second quarter and 4.10% in the first quarter of 1999.

The provision for loan losses is directly related to the rapid loan growth experienced by the Bank. In the first three months of 2000, the Bank provided $56,500 for future loan losses. During 1999, $98,000 was expensed in the fourth quarter, $86,000 in the third quarter, $85,300 in the second quarter and $26,000 in the first quarter. Management's determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the expected loss experience of the Bank. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, the creditworthiness of the Bank's borrowers and other related factors. As of March 31, 2000 and December 31, 1999, there were no loans more than 15 days delinquent. One loan, in the amount of $14,746, was charged-off in January 2000. Although the loan was just 40 days past due, management determined that it was probable that the amounts due under the terms of the loan would not be repaid, and therefore the loan was placed into nonaccrual status, interest earned but not yet collected was reversed, and the loan was charged off.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000


RESULTS OF OPERATIONS (CONTINUED)

Total noninterest income for the first three months of 2000 was $27,573, up from $12,643 for the same period in 1999. Noninterest income was $19,182 in the fourth quarter of 1999, compared with $16,983, $13,129 and $12,643 in the third, second and first quarters, respectively. The largest components of other noninterest income are fee income from the bank's credit card and ATM programs, the rental of safe deposit boxes, and the sales of checks to depositors.

Noninterest expenses were $345,016 for the first three months of 2000, compared with $311,057 in the same period of 1999. During 1999, noninterest expenses were relatively level, with $355,885 in the fourth quarter, $327,712 in the third quarter, $323,960 in the second quarter and $311,057 in the first quarter. Total "other expenses" of $63,486 in the first three months of 2000 consisted primarily of the following:

                  Supplies, printing and postage                  $ 11,191
                  Public relations and contributions                 9,394
                  Marketing and advertising                          8,730
                  Professional fees                                  8,643
                  Loan expenses                                      8,000
                  Insurance                                          6,301
                  Travel and entertainment                           3,247
                  Telephone                                          2,906
                  Other                                              5,074
                                                                  --------
                  Total                                           $ 63,486
                                                                  ========

Management expects that noninterest expenses will continue to increase slightly during the next several quarters in conjunction with the growth of the Bank.

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

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

At March 31, 2000 and December 31, 1999, Western Reserve Bank's risk-based capital ratios based on Federal Reserve Board guidelines were as follows:

                                                                  March 31,          December 31,           Well-
                                                                    2000                 1999            capitalized
                                                                    ----                 ----            -----------
     Tier 1 "core" capital to risk-weighted assets                  15.1%                17.6%              6.0%
     Total capital to risk-weighted assets                          16.1                 18.7              10.0%
     Tier 1 leverage ratio                                          14.1                 16.0               5.0%

As the Bank continues to grow, management expects its risk-based capital ratios to continue to decrease to more typical levels.

As a de novo, or start-up, institution, the Bank is required, under the terms of its approval order from the State of Ohio, to maintain a minimum ratio of its shareholders' equity to total assets of at least 9% during its first three years of operations. At March 31, 2000, the Bank's ratio of shareholders' equity to total assets was 12.47%, compared to 15.24% at December 31, 1999. Based on management's projections of continuing strong growth of the Bank, the Bank may need additional capital in late 2000 to maintain this requirement. One source the Bank is considering is the Company's raising additional capital through a limited stock offering.

As discussed above, total shareholders' equity decreased $13,692, to $4,854,551 at March 31, 2000 from $4,868,243 at December 31, 1999. The decrease was due to an increase in the unrealized loss on available-for-sale securities, partially offset by the Corporation's net income.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2000

                           PART II--OTHER INFORMATION


Items 1 - 3 and 5 are not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

         (a) No matters were submitted to a vote of security holders in the quarter ended March 31, 2000


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


        (b) No current reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Western Reserve Bancorp, Inc.

Date: May 15, 2000           By:  /s/ Edward J. McKeon
                                  --------------------
                                  Edward J. McKeon
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


                                  /s/ Cynthia A. Mahl
                                  --------------------
                                  Cynthia A. Mahl
                                  Senior Vice President/Chief Financial Officer (Principal Financial Officer)