Form 10QSB
period 2000-06-30
WESTERN RESERVE BANCORP INC
filed 2000-08-14
CIK 1051473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2000

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


                                 (330) 764-3131
                                ----------------
                 Issuer's telephone number, including area code

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Common Stock, no par value, $1.00 stated value
                 ----------------------------------------------
                                (Class of Stock)

                              320,267 common shares
                              ---------------------
               (number of shares outstanding as of July 31, 2000)

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2000



                          PART I--FINANCIAL INFORMATION


                                                                            Page

ITEM 1   FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition as
           of June 30, 2000 and December 31, 1999 ......................      3

         Consolidated Statements of Operations for the three
           months and six months ended June 30, 2000 and 1999...........      4

         Consolidated Statements of Comprehensive Income for
           the three months and six months ended June 30, 2000
           and 1999.....................................................      5

         Consolidated Statements of Cash Flows for the six
           months ended June 30, 2000 and 1999..........................      6

         Notes to Consolidated Financial Statements.....................      7

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..........................     11


                           PART II--OTHER INFORMATION

         OTHER INFORMATION .............................................     17

         SIGNATURES ....................................................     18


                                                       WESTERN RESERVE BANCORP, INC.
                                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                       June 30,              December 31,
                                                                                         2000                    1999
                                                                                  -------------------     -------------------
Assets
       Cash and due from banks                                                    $        1,139,378      $        1,263,553
       Interest-bearing deposits in other banks                                                    -                   8,063
       Federal funds sold                                                                  2,172,000                 166,000
                                                                                  -------------------     -------------------
            Cash and cash equivalents                                                      3,311,378               1,437,616
       Securities available-for-sale, at fair value                                        5,881,215               5,892,340
       Loans                                                                              31,742,669              23,371,219
            Less allowance for loan losses                                                  (400,309)               (307,000)
                                                                                  -------------------     -------------------
                 Net loans                                                                31,342,360              23,064,219
       Federal Reserve Bank stock                                                            144,200                 174,050
       Federal Home Loan Bank stock                                                           87,000                       -
       Premises and equipment, net                                                           730,976                 759,355
       Accrued interest receivable and other assets                                          299,299                 215,272
                                                                                  -------------------     -------------------
                 Total Assets                                                     $       41,796,428      $       31,542,852
                                                                                  ===================     ===================

Liabilities
       Deposits
            Noninterest-bearing                                                   $        4,936,859      $        3,639,186
            Interest-bearing                                                              31,726,003              22,964,282
                                                                                  -------------------     -------------------
                 Total deposits                                                           36,662,862              26,603,468
       Securities sold under agreements to repurchase                                        160,666                       -
       Accrued interest payable and other liabilities                                         78,926                  71,141
                                                                                  -------------------     -------------------
                 Total Liabilities                                                        36,902,454              26,674,609

Shareholders' Equity
       Common stock, without par value, $1 stated value:
            750,000 shares authorized, 320,267 shares
            issued and outstanding at June 30, 2000 and
            December 31, 1999                                                                320,267                 320,267
       Additional paid-in capital                                                          6,048,232               6,048,232
       Retained deficit                                                                   (1,357,332)             (1,394,542)
       Accumulated other comprehensive (loss)                                               (117,193)               (105,714)
                                                                                  -------------------     -------------------
            Total Shareholders' Equity                                                     4,893,974               4,868,243
                                                                                  -------------------     -------------------
                 Total Liabilities and Shareholders' Equity                       $       41,796,428      $       31,542,852
                                                                                  ===================     ===================


See accompanying notes to consolidated financial statements.



                          WESTERN RESERVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              Three months ended                     Six months ended
                                                                   June 30,                              June 30,
                                                           2000                1999              2000                1999
                                                        ----------        -----------       -----------         -----------
Interest Income
       Loans                                            $682,015          $  115,847        $1,246,285          $  144,720
       Investment securities                              91,440              36,368           182,062              38,979
       Federal funds sold and other
          short-term funds                                44,667             154,383            66,072             314,000
                                                        ---------         -----------       -----------         -----------
            Total interest income                        818,122             306,598         1,494,419             497,699
Interest Expense
       Deposits                                          377,045             147,417           675,613             239,264
       Other short-term funds                              2,653                   -             5,403                   -
                                                        ---------         -----------       -----------         -----------
            Total interest expense                       379,698             147,417           681,016             239,264
                                                        ---------         -----------       -----------         -----------
            Net interest income                          438,424             159,181           813,403             258,435
Provision for Loan Losses                                 49,500              85,300           106,000             111,300
                                                        ---------         -----------       -----------         -----------
            Net interest income after
               provision for loan losses                 388,924              73,881           707,403             147,135
Other income
       Service charges on deposit accounts                13,054               3,891            25,183               7,004
       Gains on sales of mortgage loans                    4,842               5,100            12,744              11,683
       Other income                                        9,045               4,138            16,587               7,085
                                                        ---------         -----------       -----------         -----------
            Total other income                            26,941              13,129            54,514              25,772
Other expenses
       Salaries and benefits                             178,168             156,650           345,627             315,580
       Premises and equipment                             69,998              60,119           134,659             121,577
       Data processing                                    35,253              25,599            68,863              52,691
       Professional fees                                  28,986               8,348            37,629              13,437
       Taxes other than income and payroll                15,750              22,194            31,550              42,481
       Marketing, public relations and contrib.           14,281              14,910            32,405              24,051
       Supplies, printing and postage                      9,864              11,766            21,055              18,595
       Other expenses                                     27,391              24,374            52,919              46,605
                                                        ---------         -----------       -----------         -----------
            Total noninterest expense                    379,691             323,960           724,707             635,017
                                                        ---------         -----------       -----------         -----------
Net income (loss)                                       $ 36,174          $ (236,950)       $   37,210          $ (462,110)
                                                        =========         ===========       ===========         ===========

Average shares outstanding                               320,267             320,267           320,267             320,267
                                                        =========         ===========       ===========         ===========

Basic and diluted earnings (loss) per share             $   0.11          $    (0.74)       $     0.12          $    (1.44)
                                                        =========         ===========       ===========         ===========





See accompanying notes to consolidated financial statements.


                                                  WESTERN RESERVE BANCORP, INC.
                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                             Three Months Ended                   Six Months Ended
                                                                  June 30,                             June 30,
                                                           2000               1999             2000                1999
                                                         ---------          ----------       ---------          ----------
Net income (loss)                                        $ 36,174           $(236,950)       $ 37,210           $(462,110)
Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities:
         Unrealized gains (losses) arising
            during the period                               3,249             (45,590)        (11,479)            (45,590)
                                                         ---------          ----------       ---------          ----------
            Unrealized gains (losses) on securities         3,249             (45,590)        (11,479)            (45,590)

                                                         ---------          ----------       ---------          ----------
Comprehensive income                                     $ 39,423           $(282,540)       $ 25,731           $(507,700)
                                                         =========          ==========       =========          ==========





See accompanying notes to consolidated financial statements.


                                           WESTERN RESERVE BANCORP, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Six months ended June 30,
                                                                                 2000                   1999
                                                                          -------------------     ------------------
Cash flows from operating activities
      Net income (loss)                                                   $     37,210            $  (462,110)
      Adjustments to reconcile net income (loss) to
        net cash from operating activities:
           Provision for loan losses                                           106,000                111,300
           Depreciation                                                         50,318                 44,407
           Net accretion of discounts on securities                               (353)                   (20)
           Loans originated for sale                                        (1,697,650)            (1,322,300)
           Proceeds from sales of loan originations                          1,610,394              1,134,983
           Gains on sales of loans                                             (12,744)               (11,683)
           Net change in interest receivable                                   (38,213)               (79,767)
           Net change in interest payable                                       37,437                  3,186
           Net change in other assets                                          (45,814)               (82,506)
           Net change in other liabilities                                     (29,653)              (517,322)
                                                                          -------------           ------------
              Net cash from operating activities                                16,932             (1,181,832)

Cash flows from investing activities
      Purchases of securities available-for-sale                                     -             (5,997,813)
      Redemption of Federal Reserve Bank stock                                  29,850
      Purchase of Federal Home Loan Bank stock                                 (87,000)
      Net change in loans                                                   (8,284,141)            (7,975,298)
      Purchases of premises and equipment                                      (21,939)               (22,842)
                                                                          -------------           ------------
           Net cash from investing activities                               (8,363,230)           (13,995,953)

Cash flows from financing activities
      Net increase in deposits                                              10,059,394             14,592,916
      Net change in short-term funds                                           160,666                      -
                                                                          -------------           ------------
           Net cash from financing activities                               10,220,060             14,592,916
                                                                          -------------           ------------

Change in cash and cash equivalents                                          1,873,762               (584,869)
Cash and cash equivalents at beginning of period                             1,437,616             10,391,933
                                                                          -------------           ------------
Cash and cash equivalents at end of period                                $  3,311,378            $ 9,807,064
                                                                          =============           ============

Supplemental disclosures of cash flow information
      Cash paid during the period for
           Interest                                                       $    643,580               $236,078
           Taxes                                                                     0                      0



See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Western Reserve Bancorp, Inc. (the Company) was incorporated under the laws of the State of Ohio on February 27, 1997. Until November 6, 1998, the Company was a development stage company, and its efforts had been devoted to the offering of its common shares to the general public and to obtaining regulatory approvals, recruiting personnel and financial planning relating to the organization of Western Reserve Bank (the Bank). The Company completed its public stock offering on July 1, 1998. A total of 320,267 shares of the Company's common stock were sold. Proceeds, net of offering costs, were $6,368,499. Approximately $5,800,000 of the proceeds was used to purchase all of the capital stock of the Bank. The Bank, which commenced operations on November 6, 1998, is chartered by the State of Ohio, and is a member of the Federal Reserve System, the Federal Deposit Insurance Corporation (FDIC) and the Federal Home Loan Bank. The Company is a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended.

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

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000



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


NOTE 2 - LOANS

Loans at June 30, 2000 and December 31, 1999, were as follows:

                                    June 30,        December 31,
                                      2000              1999
                                      ----              ----

Commercial                        $ 24,748,885      $  18,459,745
Home equity                          3,273,981          2,091,354
Residential mortgage
   and construction                  2,236,397          1,563,911
Consumer installment                 1,374,832          1,184,246
Credit card                            108,574             71,963
                                  ------------      -------------
                                  $ 31,742,669      $  23,371,219
                                  ============      =============


NOTE 3 - DEPOSITS

Deposits at June 30, 2000 and December 31, 1999, were as follows:


                                     June 30,       December 31,
                                       2000             1999
                                       ----             ----

Noninterest-bearing demand        $  4,936,859      $   3,639,186
Interest-bearing demand              2,499,290          2,132,099
Savings                             14,189,026         11,107,154
Money market                         8,607,802          6,960,429
Time under $100,000                  3,047,275          1,623,193
Time $100,000 and over               3,382,610          1,141,407
                                  ------------      -------------
                                  $ 36,662,862      $  26,603,468
                                  ============      =============

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000



NOTE 4 - RELATED PARTY TRANSACTIONS

The Company and the Bank lease their facility under an operating lease from a member of the Board of Directors. The lease term is for ten years, with two five-year renewal options. The Company has recorded $54,202 of rent expense under the lease year-to-date through June 30, 2000.


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


NOTE 6 - INCOME TAXES

The Company records income taxes using the liability method. This method provides that deferred tax assets and liabilities, which are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, are computed using current tax rates and recorded on the balance sheet. The net tax benefit associated with these temporary differences has been offset with a valuation allowance as of June 30, 2000, since the Company has a limited history of generating taxable income. Also, the unrealized loss on available-for-sale securities is presented on a gross basis, since any related deferred tax asset has been offset with a valuation allowance.


NOTE 7 - STOCK OPTIONS

The Company has a nonqualified stock option plan. Under the plan as amended and restated, options to buy a total of 100,000 shares of the Company's common stock may be granted to directors, officers and employees. The maximum option term is ten years, and options vest over three years as follows: 25% one year from the grant date, 50% after two years, and 100% after three years. During the first six months of 2000, 2,500 options with an exercise price of $21.00 were granted to officers of the company. Additionally, options for 36,000 shares were granted to the Company's nine non-officer directors, with each receiving 4,000 options at $22.00 per share. These options were granted above the then-current market value of $21.00 per share. As of June 30, 2000 and December 31, 1999, there were a total of 81,762 and 43,262 options outstanding, respectively, with exercise prices ranging from $20.00 to $40.00.


                                                  WESTERN RESERVE BANCORP, INC.
                                                          JUNE 30, 2000



SELECTED QUARTERLY FINANCIAL INFORMATION

($000's except per share data)           6/30/00       3/31/00      12/31/99     9/30/99      6/30/99      3/31/99
                                         -------       -------      --------     -------      -------      -------
BALANCE SHEET DATA:
Total assets                            $  41,796    $  38,464      $31,543     $ 28,433     $ 25,835     $  20,105
Securities available for sale               5,881        5,878        5,892        5,921        5,952            --
Total loans                                31,743       27,364       23,371       15,953        9,039         2,734
Allowance for loan losses                     400          349          307          209          123            38
Total deposits                             36,663       33,288       26,603       23,371       20,584        14,552
Shareholders' equity                        4,894        4,855        4,868        5,011        5,184         5,467

Income Statement Data:
Total interest income                   $     818    $     676    $     561     $    445     $    307     $     191
Total interest expense                        380          301          240          191          147            92
                                        ---------    ---------    ---------     --------     --------     ---------
Net interest income                           438          375          321          254          159            99
Provision for loan losses                      49           57           98           86           85            26
                                        ---------    ---------    ---------     --------     --------     ---------
Net interest income after provision
   for loan losses                            389          318          223          168           74            73
Noninterest income                             27           28           19           17           13            13
Noninterest expense                           380          345          356          328          324           311
                                        ---------    ---------    ---------     --------     --------     ---------
Net income (loss) before income tax     $      36    $       1    $    (113)    $   (142)    $   (237)    $    (225)
                                        =========    =========    =========     ========     ========     =========

PER SHARE DATA:
Basic and diluted earnings (loss)
   per common share                     $    0.11    $     0.00   $   (0.35)    $  (0.44)    $  (0.74)    $  (0.70)
Book value per share                        15.28         15.16       15.20        15.64        16.19        17.07
Cash dividends per share                     0.00          0.00        0.00         0.00         0.00         0.00
Average shares used for net earnings
   per share calculations - basic         320,267       320,267     320,267      320,267      320,267      320,267
Average shares used for net earnings
   per share calculation - diluted        321,324       321,324     320,529      320,267      320,267      320,267

OPERATING RATIOS (%):
Total net loans to total deposits           85.49%        81.16%      86.70%       67.36%       43.32%       18.53%
Total shareholders' equity
   to total assets                          11.71         12.62       15.43        17.62        20.07        27.19
Average shareholders' equity
   to average assets                        12.14         13.93       16.14        18.89        22.94        33.12
Return on avg. equity (annualized)           2.97          0.09       (9.16)      (11.18)      (17.80)      (16.13)
Return on avg. assets (annualized)           0.36          0.01       (1.48)       (2.11)       (4.08)       (5.34)
Allowance for loan losses
   to total loans                            1.26          1.27        1.31         1.31         1.36         1.38

QUARTERLY AVERAGE BALANCES:
Average assets                          $  40,127     $  34,769   $  30,707     $ 26,957     $ 23,208     $ 16,859
Average shareholders' equity                4,873         4,843       4,955        5,092        5,325        5,584

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000



OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at June 30, 2000, to December 31, 1999, and the results of operations for the three months and six months ended June 30, 2000 and 1999. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Total assets as of June 30, 2000 increased 32.5%, or $10,253,576, to $41,796,428, compared with $31,542,852 at December 31, 1999. The increase in total assets was funded primarily by the Bank's continuing growth of new deposit accounts. Deposits increased to $36,662,862 at June 30, 2000, an increase of $10,059,394, or 37.8%, compared to the $26,603,468 at December 31, 1999. Of the increased deposits, approximately $8,284,000 was used to make loans to the bank's borrowers, and $2,006,000 was placed in short-term federal funds sold in anticipation of continuing loan demand and for liquidity purposes. Cash and cash equivalents increased $1,873,762 to $3,311,378 at June 30, 2000 from $1,437,616 at December 31, 1999.

Total loans at June 30, 2000, were $31,742,669, compared to $23,371,219 at December 31, 1999, an increase of $8,371,450, or 35.8%. As of June 30, 2000, commercial loans to businesses were $24,748,885, or 77.97% of total loans. $5,510,378, or 17.36%, of total loans were residential real estate and home equity loans, and $1,483,406, or 4.67%, were consumer installment and credit card loans. There were $100,000 and $-0- in mortgage loans held for sale at June 30, 2000 and December 31, 1999, respectively. At June 30, 2000 and December 31, 1999, there were no loans that were more than 30 days past due and no loans considered to be impaired. Management anticipates that loan demand will continue to be strong, especially in the commercial loan segment. The Bank's loan-to-deposit ratio as of June 30, 2000, was 86.6%. Management expects that the loan-to-deposit ratio will remain in the range of approximately 85%-90%.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000



FINANCIAL CONDITION (CONTINUED)

The majority of the Bank's loan growth has been in commercial loans in the Bank's primary market area of Medina County and adjacent counties. Since December 31, 1999, commercial loans increased $6,289,000. This growth consisted of approximately $2,029,000 in commercial loans to businesses, $1,696,000 in commercial real estate loans, $882,000 in commercial lines of credit, $680,000 in SBA-guaranteed loans (of which $517,000 is guaranteed by the SBA), $311,000 in short-term commercial construction loans, and $775,000 in dealer-owned leases to businesses. Additional growth of $1,806,000 was realized in the residential real estate, residential construction and home equity areas in the first six months of 2000.

Of the total loans in the Bank's portfolio, $24,720,000 are at a variable rate of interest. Of the total loans, $18,827,000 mature or are able to be repriced within twelve months. Only $431,000 of the Bank's total loans mature or reprice in more than five years.

The Bank currently holds approximately $6 million of short-term U.S. government agency securities in its available-for-sale investment portfolio. These securities were purchased in the second quarter of 1999 to enhance yield. As loan demand continues to increase, if the Bank needs additional funds it could sell these securities or use them as collateral for short-term borrowings. As of June 30, 2000, the maturity dates of these securities ranged from April 2001 to October 2003.

As discussed above, total deposits increased to $36,662,862 at June 30, 2000, compared to $33,288,038 at March 31, 2000 and $26,603,468 at December 31, 1999.
Deposits at June 30, 2000 consisted of $4,936,859 or 13.47% in noninterest-bearing demand deposits, $2,499,290 or 6.82% in interest-bearing NOW accounts, $22,796,828 or 62.18% in savings and money market accounts, $5,380,528 or 14.68% in certificates of deposit, and $1,049,357 or 2.86% in IRAs. During the first quarter of 2000, deposits increased more rapidly than in the second quarter or in the last two quarters of 1999. This was due in part to the Bank obtaining approximately $1,550,000 in six-month CDs through the State of Ohio's Bid Ohio program. The rates on these CDs range from 6.01% to 6.25%. Also, the Bank offered a 13-month CD special that brought in approximately $1,041,600 at an average rate of 6.14% in the first quarter of 2000. As anticipated, much of the deposit growth continues to be in Market Rate Savings accounts. This product is a liquid savings account that offers tiered rates which, at balances of $15,000 or more, are indexed to a national money-market average, plus 5 to 15 basis points. The weighted average cost of all market rate savings accounts during the second quarter of 2000 was 5.34%, compared with 5.00% in the first quarter.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000



FINANCIAL CONDITION (CONTINUED)

Total shareholders' equity increased $25,731, to $4,893,974 at June 30, 2000, from $4,868,243 at December 31, 1999. This increase was due to net income of $37,210, which was partially offset by $11,479 in additional unrealized losses on available-for-sale securities during the first half of 2000.

RESULTS OF OPERATIONS

The Bank recorded its first monthly profit in February 2000, and has continued to be profitable from that point. For the first six months of 2000, consolidated net income was $37,210, compared to a net loss of $462,110 for the same period in 1999. To facilitate understanding of the Bank's growth and activities during 1999 and year-to-date 2000, results from the first and second quarters of 2000 will be presented in addition to comparisons of prior periods.

The Corporation's net income for the first six months of 2000 was $37,210, of which $36,174 was earned in the second quarter, and $1,036 in the first quarter. This compares with 1999 quarterly net losses of $(113,488) in the fourth quarter, and $(142,323), $(236,950) and $(225,160) in the third, second and first quarters, respectively.

The Bank's net interest income before the provision for loan losses for the first half of 2000 was $813,403, of which $438,424 was earned in the second quarter, up from $374,979 in the first quarter. This compares with $258,435 in the first half of 1999. Interest income on loans for the first six months of 2000 was $1,246,285, of which $682,015 was earned in the second quarter, up from $564,270 in the first quarter 2000. This compares with $144,720 for the first half of 1999. Interest income from investments and short-term funds was $248,134 in the first half of 2000 ($136,107 in the second quarter and $112,027 in the first quarter). In the first half of 1999, interest income on investment and short-term funds was $352,979. The decrease in 2000 was due to more of the Bank's funds being used to fund higher-yielding loans. Interest expenses totaled $681,016 in the first six months of 2000, of which $379,698 was incurred in the second quarter and $301,318 in the first quarter. This compares with $239,264 for the first six months of 1999.

The Bank's net interest margin for the second quarter of 2000 was 4.56% (including loan fees of $15,301 which contributed 0.16% to the net interest margin), compared to 4.53% in the first three months of 2000. In 1999, the net interest margin by quarter (including loan fees) was 4.45% in the fourth quarter, 4.04% in the third, 3.01% in the second and 2.62% in the first quarter. The net interest margin has continued to improve as more of the Bank's assets have been shifted from short-term investments and federal funds sold to higher-yielding loans. The Bank's yield on earning assets continues to strengthen, to 8.52%, up from 8.17% in the first quarter of 2000, and

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000



RESULTS OF OPERATIONS (CONTINUED)

7.76% in the fourth quarter of 1999, 7.08% during the third quarter, 5.80% in the second quarter and 5.04% in the first quarter. The cost of interest-bearing funds has increased as well, to 5.05% in the second quarter of 2000, up from 4.70% in the first quarter of 2000. The cost of interest-bearing funds was 4.37% in the fourth quarter 1999, 4.11% in the third quarter, 3.99% in the second quarter and 4.10% in the first quarter of 1999.

The provision for loan losses is directly related to the rapid loan growth experienced by the Bank. In the first six months of 2000, the Bank provided $106,000 for future loan losses. This amounted to $49,500 in the second quarter and $56,500 in the first quarter. During 1999, $98,000 was expensed in the fourth quarter, $86,000 in the third quarter, $85,300 in the second quarter and $26,000 in the first quarter. Management's determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the expected loss experience of the Bank. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, the creditworthiness of the Bank's borrowers and other related factors. As of June 30, 2000 and December 31, 1999, there were no loans more than 30 days delinquent.

Total noninterest income for the first six months of 2000 was $54,514, up from $25,772 for the same period in 1999. Noninterest income was $26,941 in the second quarter of 2000, compared to $27,573 in the first quarter. In 1999, noninterest income was $19,182 in the fourth quarter, compared with $16,983, $13,129 and $12,643 in the third, second and first quarters, respectively. Aside from service charges on deposit accounts and gains on sales of long-term, fixed-rate mortgages, the largest components of other noninterest income are fee income from the bank's credit card and ATM programs, the rental of safe deposit boxes, and the sales of checks to depositors.

Noninterest expenses were $724,707 for the first six months of 2000, compared with $635,017 in the same period of 1999. Quarterly noninterest expenses increased slightly in the second quarter of 2000, to $379,691, compared to $345,016 in the first quarter. The $34,675 increase in the second quarter is primarily attributable to additional salaries and benefits associated with increased staffing in the lending area, increased professional fees, and increased depreciation. During 1999, noninterest expenses were relatively level, with $355,885 in the fourth quarter, $327,712 in the third quarter, $323,960 in the second quarter and $311,057 in the first quarter. Total "other expenses" in the first six months of 2000 and 1999 consisted primarily of the following:

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000



RESULTS OF OPERATIONS (CONTINUED)

                                 Six months ended June 30,
                                    2000               1999
                                    ----               ----
Loan expenses                 $    16,937    $        9,198
Insurance                          11,920            11,748
Travel and entertainment            6,909             4,949
Telephone                           6,490             8,113
Other                              10,663            12,597
                              -----------    ----------------
                              $    52,919    $       46,605
                              ===========    ================

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

At June 30 and March 31, 2000 and December 31, 1999, Western Reserve Bank's risk-based capital ratios based on Federal Reserve Board guidelines were as follows:


                                                        June 30,   March 31,      Dec. 31,      Well-
                                                         2000        2000          1999     Capitalized
                                                         ----        ----          ----     -----------
Tier 1 "core capital" to risk-weighted assets            13.9%        15.1%        17.6%         6.0%
Total capital to risk-weighted assets                    15.0         16.1         18.7         10.0
Tier 1 leverage ratio                                    12.4         14.1         16.0          5.0

As the Bank continues to grow, management expects its risk-based capital ratios to continue to decrease to more typical levels.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

As a de novo, or start-up, institution, the Bank is required, under the terms of its approval order from the State of Ohio, to maintain a minimum ratio of its Tier 1 capital to total assets of at least 9% during its first three years of operations. At June 30, 2000, the Bank's ratio of shareholders' equity to total assets was 11.89%, compared to 12.78% at March 31, 2000 and 15.57% at December 31, 1999.

As discussed above, total shareholders' equity increased $25,731, to $4,893,974 at June 30, 2000 from $4,868,243 at December 31, 1999. The increase was due to the Corporation's net income, partially offset by an increase in the unrealized losses on available-for-sale securities.

The Company is planning to do an intrastate stock offering of no more than $2,000,000 in the third quarter of 2000. Current shareholders will be given the opportunity to maintain their pro-rata share of the Company's total capitalization before the stock is offered to non-shareholders.


OTHER

The Bank has received permission from the Ohio Division of Financial Institutions to open a limited-hours branch in The Oaks at Medina, a retirement community located near Route 18 and Interstate 71. It is expected that the branch will open on July 17, 2000. No additional personnel will be required to staff the branch.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2000

                           PART II--OTHER INFORMATION


Items 1 - 3 and 5 are not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

      (a) The annual meeting of the shareholders of Western Reserve Bancorp, Inc. was held on April 26, 2000, in accordance with the notice of meeting and proxy statement mailed to shareholders. Each of the following Class III directors was re-elected to a three-year term ending in 2003: Michael R. Rose, Glenn M. Smith and Thomas A. Tubbs. A total of 254,265 shares were represented at the meeting. Of these, proxies representing -0- shares withheld their votes for all nominees. Each nominee received 254,265 votes. The shareholder proposal regarding corporate democracy was defeated, with 2,875 votes "for," 241,740 votes "against," 2,060 broker nonvotes and 7,050 votes abstaining.

Item 6 - Exhibits and Reports on Form 8-K:

      (a)   Exhibits


EXHIBIT
NUMBER        DESCRIPTION                                                                            PAGE
--------      -----------                                                                            ----
  3.1         Certificate of Incorporation of Western Reserve Bancorp, Inc.                           *
  3.2         Bylaws of Western Reserve Bancorp, Inc.                                                 *
  4.0         Stock Certificate of Western Reserve Bancorp, Inc.                                      *
 10.1         Employment Contract of Edward J. McKeon                                                 *
 10.2         Lease Agreement by and between Michael Rose DBA Washington Properties and Western
              Reserve Bancorp, Inc.                                                                   *
 10.3         Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of       19
                April 20, 2000
 11           Earnings per Share                                                                     28
 27.1         Financial Data Schedule                                                                **


*  Previously filed and incorporated herein by reference.
** Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
   S-K.


      (b) No current reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2000


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Western Reserve Bancorp, Inc.



Date: August 14, 2000                  /s/ Edward J. McKeon
                                       Edward J. McKeon
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


                                        /s/ Cynthia A. Mahl
                                        Cynthia A. Mahl
                                        Senior Vice President/Chief Financial
                                          Officer
                                        (Principal Financial Officer)