Form 10QSB
period 2000-09-30
WESTERN RESERVE BANCORP INC
filed 2000-11-14
CIK 1051473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000

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

          4015 Medina Road, Suite 100, P.O. Box 585, Medina, Ohio 44256
     ----------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (330) 764-3131
                 -----------------------------------------------
                (Issuer's telephone number, including area code)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Common Stock, no par value, $1.00 stated value
                 ----------------------------------------------
                                (Class of Stock)

                              379,497 common shares
                              ---------------------
              (number of shares outstanding as of October 31, 2000)

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2000


                          PART I--FINANCIAL INFORMATION

                                                                                          Page
ITEM 1  FINANCIAL STATEMENTS

        Consolidated Statements of Financial Condition as of September 30, 2000
           and December 31, 1999 .......................................................... 3

        Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 and 1999 ....................................... 4

        Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2000 and 1999........................ 5

        Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2000 and 1999............................................... 6

        Notes to Consolidated Financial Statements .........................................7

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.............................................11


                  PART II--OTHER INFORMATION

        OTHER INFORMATION .................................................................18

        SIGNATURES ........................................................................20


                          WESTERN RESERVE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   September 30,    December 31,
                                                                      2000               1999
                                                                  ------------       ------------
Assets
       Cash and due from banks                                    $  1,162,426       $  1,263,553
       Interest-bearing deposits in other banks                             --              8,063
       Federal funds sold                                            3,841,000            166,000
                                                                  ------------       ------------
            Cash and cash equivalents                                5,003,426          1,437,616
       Securities available-for-sale, at fair value                  5,925,795          5,892,340
       Loans                                                        33,863,116         23,371,219
            Less allowance for loan losses                            (442,309)          (307,000)
                                                                  ------------       ------------
                 Net loans                                          33,420,807         23,064,219
       Federal Reserve Bank stock                                      144,200            174,050
       Federal Home Loan Bank stock                                     88,600                 --
       Premises and equipment, net                                     729,433            759,355
       Accrued interest receivable and other assets                    363,350            215,272
                                                                  ------------       ------------
                 Total Assets                                     $ 45,675,611       $ 31,542,852
                                                                  ============       ============

Liabilities
       Deposits
            Noninterest-bearing                                   $  5,987,784       $  3,639,186
            Interest-bearing                                        34,000,609         22,964,282
                                                                  ------------       ------------
                 Total deposits                                     39,988,393         26,603,468
       Securities sold under agreements to repurchase                  382,686                 --
       Accrued interest payable and other liabilities                   56,966             71,141
                                                                  ------------       ------------
                 Total Liabilities                                  40,428,045         26,674,609

Shareholders' Equity
       Common stock, without par value, $1 stated value:
            750,000 shares authorized, 320,267 shares
            issued and outstanding at September 30, 2000 and
            December 31, 1999                                          320,267            320,267
       Additional paid-in capital                                    6,048,232          6,048,232
       Common stock subscribed (10,324 shares)                         244,050                 --
       Retained deficit                                             (1,292,255)        (1,394,542)
       Accumulated other comprehensive (loss)                          (72,728)          (105,714)
                                                                  ------------       ------------
            Total Shareholders' Equity                               5,247,566          4,868,243
                                                                  ------------       ------------
                 Total Liabilities and Shareholders' Equity       $ 45,675,611       $ 31,542,852
                                                                  ============       ============



See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three months ended           Nine months ended
                                                              September 30,                 September 30,
                                                        2000            1999              2000           1999
                                                     ----------      ----------       ----------      ----------
Interest Income
       Loans                                         $  779,565      $  273,361       $2,025,850      $  418,081
       Investment securities                             91,481          90,192          273,543         129,171
       Federal funds sold and other
          short-term funds                               46,128          81,667          112,200         395,667
                                                     ----------      ----------       ----------      ----------
            Total interest income                       917,174         445,220        2,411,593         942,919
Interest Expense
       Deposits                                         446,775         190,814        1,122,388         430,078
       Other short-term funds                             3,810              --            9,213              --
                                                     ----------      ----------       ----------      ----------
            Total interest expense                      450,585         190,814        1,131,601         430,078
                                                     ----------      ----------       ----------      ----------
            Net interest income                         466,589         254,406        1,279,992         512,841
Provision for Loan Losses                                42,000          86,000          148,000         197,300
                                                     ----------      ----------       ----------      ----------
            Net interest income after
               provision for loan losses                424,589         168,406        1,131,992         315,541
Other income
       Service charges on deposit accounts               12,052           6,128           37,235          13,132
       Gains on sales of mortgage loans                  11,103           3,057           23,847          14,740
       Other income                                       9,911           7,798           26,498          14,883
                                                     ----------      ----------       ----------      ----------
            Total other income                           33,066          16,983           87,580          42,755
Other expenses
       Salaries and benefits                            188,956         157,532          534,583         473,112
       Premises and equipment                            68,868          60,607          203,527         182,184
       Data processing                                   37,278          27,913          106,141          80,604
       Professional fees                                 17,952           8,653           55,581          22,090
       Taxes other than income and payroll               15,620          21,242           47,170          63,723
       Marketing, public relations and contrib           17,258          21,498           49,663          45,549
       Supplies, printing and postage                    11,462           9,141           32,517          27,736
       Other expenses                                    35,184          21,126           88,103          67,731
                                                     ----------      ----------       ----------      ----------
            Total noninterest expense                   392,578         327,712        1,117,285         962,729
                                                     ----------      ----------       ----------      ----------
Net income (loss)                                    $   65,077      $ (142,323)      $  102,287      $ (604,433)
                                                     ==========      ==========       ==========      ==========


Average shares outstanding (basic)                      320,267         320,267          320,267         320,267
                                                     ==========      ==========       ==========      ==========
Average shares outstanding (diluted)                    322,178         320,267          321,609         320,267
                                                     ==========      ==========       ==========      ==========

Basic and diluted earnings (loss) per share          $     0.20      $    (0.44)      $     0.32      $    (1.89)
                                                     ==========      ==========       ==========      ==========



See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                             Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                           2000            1999            2000           1999
                                                         ---------      ---------       ---------      ---------
Net income (loss)                                        $  65,077      $(142,323)      $ 102,287      $(604,433)
Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities:
         Unrealized gains (losses) arising
            during the period                               44,465        (31,282)         32,986        (76,872)
                                                         ---------      ---------       ---------      ---------
            Unrealized gains (losses) on securities         44,465        (31,282)         32,986        (76,872)

                                                         ---------      ---------       ---------      ---------
Comprehensive income                                     $ 109,542      $(173,605)      $ 135,273      $(681,305)
                                                         =========      =========       =========      =========



See accompanying notes to consolidated financial statements.

                            WESTERN RESERVE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          Nine months ended September 30,
                                                              2000              1999
                                                         ------------       ------------
Cash flows from operating activities
       Net income (loss)                                  $    102,287       $   (604,433)
       Adjustments to reconcile net income (loss) to
         net cash from operating activities:
            Provision for loan losses                          148,000            197,300
            Depreciation                                        76,061             67,329
            Net accretion of discounts on securities              (469)               (38)
            Loans originated for sale                       (2,974,550)        (1,428,950)
            Proceeds from sales of loan originations         2,998,397          1,443,690
            Gains on sales of loans                            (23,847)           (14,740)
            Net change in interest receivable                 (122,158)          (179,740)
            Net change in interest payable                      21,097              4,196
            Net change in other assets                         (25,920)           (41,121)
            Net change in other liabilities                    (35,272)          (532,685)
                                                          ------------       ------------
               Net cash from operating activities              163,626         (1,089,192)

Cash flows from investing activities
       Purchases of securities available-for-sale                   --         (5,997,813)
       Redemption of Federal Reserve Bank stock                 29,850                 --
       Purchase of Federal Home Loan Bank stock                (88,600)                --
       Net change in loans                                 (10,504,588)       (15,087,480)
       Purchases of premises and equipment                     (46,139)           (31,158)
                                                          ------------       ------------
            Net cash from investing activities             (10,609,477)       (21,116,451)

Cash flows from financing activities
       Net increase in deposits                             13,384,925         17,379,026
       Net change in short-term funds                          382,686                 --
       Cash received for stock subscriptions                   244,050                 --
                                                          ------------       ------------
            Net cash from financing activities              14,011,661         17,379,026
                                                          ------------       ------------

Change in cash and cash equivalents                          3,565,810         (4,826,617)
Cash and cash equivalents at beginning of period             1,437,616         10,391,933
                                                          ------------       ------------
Cash and cash equivalents at end of period                $  5,003,426       $  5,565,316
                                                          ============       ============

Supplemental disclosures of cash flow information
       Cash paid during the period for
            Interest                                      $    643,580       $    425,882
            Taxes                                                    0                  0



See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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


NOTE 2 - LOANS

Loans at September 30, 2000 and December 31, 1999, were as follows:

                                                September 30,   December 31,
                                                  2000                 1999
                                                  ----                 ----
Commercial                                  $     27,008,590    $     18,459,745
Home equity                                        2,742,663           2,091,354
Residential mortgage
   and construction                                2,397,994           1,563,911
Consumer installment                               1,601,646           1,184,246
Credit card                                          112,223              71,963
                                            ----------------    ----------------
                                            $     33,863,116    $     23,371,219
                                            ================    ================


NOTE 3 - DEPOSITS

Deposits at September 30, 2000 and December 31, 1999, were as follows:

                                                September 30,   December 31,
                                                  2000                 1999
                                                  ----                 ----
Noninterest-bearing demand                  $      5,987,784    $      3,639,186
Interest-bearing demand                            2,291,453           2,132,099
Savings                                           15,282,453          11,107,154
Money market                                       9,078,737           6,960,429
Time under $100,000                                4,025,300           1,623,193
Time $100,000 and over                             3,322,666           1,141,407
                                            ----------------    ----------------
                                            $     39,988,393    $     26,603,468
                                            ================    ================

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company and the Bank lease their facility under an operating lease from a member of the Board of Directors. The lease term is for ten years, with two five-year renewal options. The Company has recorded $80,314 of rent expense under the lease year-to-date through September 30, 2000.


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


NOTE 6 - INCOME TAXES

The Company records income taxes using the liability method. This method provides that deferred tax assets and liabilities, which are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, are computed using current tax rates and recorded on the balance sheet. The net tax benefit associated with these temporary differences has been offset with a valuation allowance as of September 30, 2000, since the Company has a limited history of generating taxable income. Also, the unrealized loss on available-for-sale securities is presented on a gross basis, since any related deferred tax asset has been offset with a valuation allowance.


NOTE 7 - STOCK OPTIONS

The Company has a nonqualified stock option plan. Under the plan as amended and restated, options to buy a total of 100,000 shares of the Company's common stock may be granted to directors, officers and employees. The maximum option term is ten years, and options vest over three years as follows: 25% one year from the grant date, 50% after two years, and 100% after three years. During the first nine months of 2000, 2,500 options with exercise prices ranging from $21.00 to $22.00 per share were granted to officers of the Company. Additionally, options for 36,000 shares were granted to the Company's nine non-officer directors, with each receiving 4,000 options at $22.00 per share. These options were granted above the then-current market value of $21.00 per share. As of September 30, 2000 and December 31, 1999, there were a total of 81,762 and 43,262 options outstanding, respectively, with exercise prices ranging from $20.00 to $40.00.

                          WESTERN RESERVE BANCORP, INC.
                               SEPTEMBER 30, 2000

SELECTED QUARTERLY FINANCIAL INFORMATION

($000's except per share data)             9/30/00         6/30/00         3/31/00        12/31/99      9/30/99            6/30/99
                                          ---------       ---------       ---------       ---------     ---------        ---------

BALANCE SHEET DATA:
Total assets                              $  45,676       $  41,796       $  38,464       $  31,543     $  28,433        $  25,835
Securities available for sale                 5,926           5,881           5,878           5,892         5,921            5,952
Total loans                                  33,863          31,743          27,364          23,371        15,953            9,039
Allowance for loan losses                       442             400             349             307           209              123
Total deposits                               39,988          36,663          33,288          26,603        23,371           20,584
Shareholders' equity                          5,248           4,894           4,855           4,868         5,011            5,184

Income Statement Data:
Total interest income                     $     917       $     818       $     676       $     561     $     445        $     307
Total interest expense                          450             380             301             240           191              147
                                          ---------       ---------       ---------       ---------     ---------        ---------
Net interest income                             467             438             375             321           254              159
Provision for loan losses                        42              49              57              98            86               85
                                          ---------       ---------       ---------       ---------     ---------        ---------
Net interest income after provision
   for loan losses                              425             389             318             223           168               74
Noninterest income                               33              27              28              19            17               13
Noninterest expense                             393             380             345             356           328              324
                                          ---------       ---------       ---------       ---------     ---------        ---------
Net income (loss) before income tax       $      65       $      36       $       1       $    (113)    $    (142)       $    (237)
                                          =========       =========       =========       =========     =========        =========

PER SHARE DATA:
Basic and diluted earnings (loss)
   per common share                       $    0.20       $    0.11       $    0.00       $   (0.35)    $   (0.44)       $   (0.74)
Book value per share                          15.87           15.28           15.16           15.20         15.64            16.19
Cash dividends per share                       0.00            0.00            0.00            0.00          0.00             0.00
Average shares used for net earnings
   per share calculations--basic            320,267         320,267         320,267         320,267       320,267          320,267
Average shares used for net earnings
   per share calculations--diluted          322,178         321,324         321,324         320,529       320,267          320,267

OPERATING RATIOS (%):
Total net loans to total deposits             83.58%          85.49%          81.16%          86.70%        67.36%           43.32%
Total shareholders' equity
   to total assets                            11.49           11.71           12.62           15.43         17.62            20.07
Average shareholders' equity
   to average assets                          11.59           12.14           13.93           16.14         18.89            22.94
Return on avg. equity (annualized)             5.19            2.97            0.09           (9.16)       (11.18)          (17.80)
Return on avg. assets (annualized)             0.60            0.36            0.01           (1.48)        (2.11)           (4.08)
Allowance for loan losses
   to total loans                              1.31            1.26            1.27            1.31          1.31             1.36

QUARTERLY AVERAGE BALANCES:
Average assets                            $  43,237       $  40,127       $  34,769       $  30,707     $  26,957        $  23,208
Average shareholders' equity                  5,012           4,873           4,843           4,955         5,092            5,325

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at September 30, 2000, to December 31, 1999, and the results of operations for the three months and nine months ended September 30, 2000 and 1999. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Total assets as of September 30, 2000 increased 44.8%, or $14,132,759, to $45,675,611, compared with $31,542,852 at December 31, 1999. The increase in total assets was funded primarily by the Bank's continuing growth of new deposit accounts. Deposits increased to $39,988,393 at September 30, 2000, an increase of $13,384,925, or 50.3%, compared to the $26,603,468 at December 31, 1999. Of the increased deposits, approximately $10,492,000 was used to make loans to the bank's borrowers, and $3,675,000 was placed in short-term federal funds sold in anticipation of continuing loan demand and for liquidity purposes. Cash and cash equivalents increased $3,565,810 to $5,003,426 at September 30, 2000 from $1,437,616 at December 31, 1999.

Total loans at September 30, 2000, were $33,863,116, compared to $23,371,219 at December 31, 1999, an increase of $10,491,897, or 44.9%. As of September 30, 2000, commercial loans to businesses were $27,008,590, or 79.7% of total loans. $5,140,657, or 15.2%, of total loans were residential real estate and home equity loans, and $1,713,869, or 5.1%, were consumer installment and credit card loans. There were no mortgage loans held for sale at September 30, 2000 and December 31, 1999. At September 30, 2000 and December 31, 1999, there were five loans totaling $214,053 and $-0- loans, respectively, that were 30-59 days past due. Management anticipates that loan demand will continue to be strong, especially in the commercial loan segment. The Bank's loan-to-deposit ratio as of September 30, 2000, was 84.7%. Management expects that the loan-to-deposit ratio will remain in the range of approximately 85%-90%.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000


FINANCIAL CONDITION (CONTINUED)

The majority of the Bank's loan growth has been in commercial loans in the Bank's primary market area of Medina County and adjacent counties. Since December 31, 1999, commercial loans increased $8,549,000. This growth consisted of approximately $2,244,000 in commercial loans to businesses, $4,102,000 in commercial real estate loans, $234,000 in commercial lines of credit, $820,000 in SBA-guaranteed loans (of which $627,000 is guaranteed by the SBA), $619,000 in loan participations purchased from other financial institutions and $884,000 in dealer-owned leases to businesses. Short-term commercial construction loans decreased $286,000 during the same period. Additional growth of $1,485,000 was realized in the residential real estate, residential construction and home equity areas in the first nine months of 2000.

Of the total loans in the Bank's portfolio, $26,482,000 are at a variable rate of interest. Of the total loans, $18,743,000 mature or are able to be repriced within twelve months. Only $462,000 of the Bank's total loans mature or reprice in more than five years.

The Bank currently holds approximately $6 million of short-term U.S. government agency securities in its available-for-sale investment portfolio. These securities were purchased in the second quarter of 1999 to enhance yield. As loan demand continues to increase, if the Bank needs additional funds it could sell these securities or use them as collateral for short-term borrowings. As of September 30, 2000, the maturity dates of these securities ranged from April 2001 to October 2003.

As discussed above, total deposits increased to $39,988,393 at September 30, 2000, compared to $36,662,862 at June 30, 2000, $33,288,038 at March 31, 2000
and $26,603,468 at December 31, 1999. Deposits at September 30, 2000 consisted of $5,987,784 or 15.0% in noninterest-bearing demand deposits, $2,291,453 or 5.7% in interest-bearing NOW accounts, $24,361,190 or 60.9% in savings and money market accounts, $6,077,082 or 15.2% in certificates of deposit, and $1,252,240 or 3.1% in IRAs. During the first quarter of 2000, deposits increased more rapidly than in other quarters. This was due in part to the Bank obtaining approximately $1,550,000 in six-month CDs through the State of Ohio's Bid Ohio program. The rates on these CDs range from 6.01% to 6.25%. Also, the Bank offered a 13-month CD special that brought in approximately $1,041,600 at an average rate of 6.14% in the first quarter of 2000. As anticipated, much of the deposit growth continues to be in Market Rate Savings accounts. This product is a liquid savings account that offers tiered rates which, at balances of $15,000 or more, are indexed to a national money-market average, plus 5 to 15 basis points. The weighted average cost of all market rate savings accounts during the third quarter of 2000 was 5.72%, compared with 5.34% in the second quarter and 5.00% in the first quarter.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000


FINANCIAL CONDITION (CONTINUED)

Total shareholders' equity increased $379,323, to $5,247,566 at September 30, 2000, from $4,868,243 at December 31, 1999. This increase was due to net income of $102,287, a decrease of $32,986 in unrealized losses on available-for-sale securities, and $244,050 in proceeds from the common stock offering in progress. Refer to the section of this report called Liquidity and Capital Resources for further discussion of the common stock offering.


RESULTS OF OPERATIONS

The Bank recorded its first monthly profit in February 2000, and has continued to generate positive earnings each subsequent month. For the first nine months of 2000, consolidated net income was $102,287, compared to a net loss of $604,433 for the same period in 1999. To facilitate understanding of the Bank's growth and activities during 1999 and year-to-date 2000, results from the first, second and third quarters of 2000 will be presented in addition to comparisons of prior periods.

The Corporation's net income for the first nine months of 2000 was $102,287, of which $65,077 was earned in the third quarter, $36,174 in the second quarter, and $1,036 in the first quarter. This compares with 1999 quarterly net losses of $(113,488) in the fourth quarter, and $(142,323), $(236,950) and $(225,160) in the third, second and first quarters, respectively.

The Bank's net interest income before the provision for loan losses for the first nine months of 2000 was $1,279,992, of which $466,589 was earned in the third quarter, up from $438,424 in the second quarter and $374,979 in the first quarter. This compares with a total of $512,841 in the nine months of 1999. Interest income on loans for the first nine months of 2000 was $2,025,850, of which $779,565 was earned in the third quarter, compared to $682,015 in the second quarter and $564,270 in the first quarter 2000. This compares with a total of $418,081 for the first nine months of 1999. Interest income from investments and short-term funds was $385,743 in the first nine months of 2000 ($137,609 in the third quarter, $136,107 in the second quarter and $112,027 in the first quarter). In the first nine months of 1999, interest income on investment and short-term funds totaled $524,838. The decrease in 2000 was due to more of the Bank's funds being used to fund higher-yielding loans. Interest expenses totaled $1,131,601 in the first nine months of 2000, of which $450,585 was incurred in the third quarter, $379,698 in the second quarter and $301,318 in the first quarter. This compares with a total of $430,078 for the first nine months of 1999.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000


RESULTS OF OPERATIONS (CONTINUED)

Year-to-date through September 30, 2000, the Bank's net interest margin was 4.52%. This includes year-to-date loan fees of $47,824 which contributed 0.17% to the net interest margin. The Bank's net interest margin was slightly compressed in the third quarter due to an increase in the cost of funds, which has been somewhat offset as yields on earning assets have continued to improve as more of the Bank's assets have been shifted from short-term investments and federal funds sold to higher-yielding loans. For the third quarter, the Bank's net interest margin was 4.47% (including loan fees of $17,106 which contributed 0.116% to the net interest margin). This compares to 4.56% in the second quarter and 4.53% in the first three months of 2000. In 1999, the net interest margin by quarter (including loan fees) was 4.45% in the fourth quarter, 4.04% in the third, 3.01% in the second and 2.62% in the first quarter. The Bank's yield on earning assets continues to strengthen, to 8.78% in the third quarter, up from 8.52% in the second quarter and 8.17% in the first quarter of 2000. In 1999, the yield on earning assets was 7.76% in the fourth quarter of 1999, 7.08% during the third quarter, 5.80% in the second quarter and 5.04% in the first quarter. The cost of interest-bearing funds has increased as well, to 5.46% in the third quarter, up from 5.05% in the second quarter and 4.70% in the first quarter of 2000. The cost of interest-bearing funds was 4.37% in the fourth quarter 1999, 4.11% in the third quarter, 3.99% in the second quarter and 4.10% in the first quarter of 1999.

The provision for loan losses is directly related to the rapid loan growth experienced by the Bank. In the first nine months of 2000, the Bank provided $148,000 for expected future loan losses. This amounted to $42,000 in the third quarter, $49,500 in the second quarter and $56,500 in the first quarter. During 1999, $98,000 was provided in the fourth quarter, $86,000 in the third quarter, $85,300 in the second quarter and $26,000 in the first quarter. Management's determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the expected loss experience of the Bank. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, the creditworthiness of the Bank's borrowers and other related factors.

Total noninterest income for the first nine months of 2000 was $87,580, up from $42,755 for the same period in 1999. Noninterest income was $33,066 in the third quarter of 2000, compared to $26,941 in the second quarter and $27,573 in the first quarter. In 1999, noninterest income was $19,182 in the fourth quarter, compared with $16,983, $13,129 and $12,643 in the third, second and first quarters, respectively. Aside from service charges on deposit accounts and gains on sales of long-term, fixed-rate mortgages, the largest components of other noninterest income are fee income from the bank's credit card and ATM programs, the rental of safe deposit boxes, and the sales of checks to depositors.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000


RESULTS OF OPERATIONS (CONTINUED)

Noninterest expenses were $1,117,285 for the first nine months of 2000, compared with $962,729 in the same period of 1999. Quarterly noninterest expenses increased slightly in the third quarter of 2000, to $392,578, compared to $379,691 in the second quarter and $345,016 in the first quarter. The increases of $12,887 in the third quarter and $34,675 in the second quarter are primarily attributable to additional salaries and benefits associated with the general growth of the Bank and increased staffing in the lending area, increased professional fees, and increased depreciation. A new lending officer joined the Bank in May 2000, and a commercial loan documentation administrator was added in September 2000. During 1999, noninterest expenses were relatively level, with $355,885 in the fourth quarter, $327,712 in the third quarter, $323,960 in the second quarter and $311,057 in the first quarter. Total "other expenses" in the first nine months of 2000 and 1999 consisted primarily of the following:

                                                 Nine months ended September 30,
                                                     2000                 1999
                                                     ----                 ----
Loan expenses                               $         28,414    $         12,036
Insurance                                             18,531              19,131
Travel and entertainment                              12,223               8,752
Telephone                                             10,511              11,355
Other                                                 18,424              16,457
                                            ----------------    ----------------
                                            $         88,103    $         67,731
                                            ================    ================

Management expects that noninterest expenses will continue to increase during the next several quarters in conjunction with the growth of the Bank.


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

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

At September 30, June 30 and March 31, 2000 and December 31, 1999, Western Reserve Bank's risk-based capital ratios based on Federal Reserve Board guidelines were as follows:

                                           Sept. 30,    June 30,    March 31,     Dec. 31,     Well-
                                             2000        2000        2000          1999    Capitalized
                                             ----        ----        ----          ----    -----------
Tier 1 "core capital" to
    risk-weighted assets                   13.0%         13.9%        15.1%        17.6%         6.0%
Total capital to risk-weighted assets      14.2          15.0         16.1         18.7         10.0
Tier 1 leverage ratio                      11.7          12.4         14.1         16.0          5.0

As a de novo, or start-up, institution, the Bank is required, under the terms of its approval order from the State of Ohio, to maintain a minimum ratio of its Tier 1 capital to total assets of at least 9% during its first three years of operations. At September 30, 2000, the Bank's ratio of Tier 1 capital to total assets was 11.04%, compared to 11.89% at June 30, 2000, 12.78% at March 31, 2000
and 15.57% at December 31, 1999.

As discussed above, total shareholders' equity increased $379,323, to $5,247,566 at September 30, 2000 from $4,868,243 at December 31, 1999. The increase was due to the Corporation's net income of $102,287, a decrease of $32,986 in the unrealized losses on available-for-sale securities and $244,050 from the common stock offering in process, as discussed below.

The Company began an intrastate common stock offering of up to 87,000 shares on September 15, 2000. Current shareholders were given the opportunity to purchase
0.27 share of stock for each share owned at $23.00 per share in a "rights" offering to allow them to maintain their pro-rata share of the Company's total capitalization before the stock was offered to non-shareholders in a "community" offering at $25.00 per share. The "rights" offering expired on October 15, 2000. As of September 30, 2000, shareholders had subscribed to 7,025 shares at $23.00 under their rights, plus an additional 3,299 shares at $25.00, for a total of $244,050. As of the end of the rights offering, a total of 46,370 "rights" shares and 12,860 "community" shares were subscribed to by shareholders. The remaining shares are currently being offered in the "community" offering that will close on December 1, 2000. The Company has reserved the right to extend the offering for an additional 60 days, or close the offering earlier than December 1, 2000.

At the close of the common stock offering, management anticipates that the Corporation will infuse additional capital into the Bank, which will permit the Bank to continue to grow, to increase its legal lending limit, and to take advantage of opportunities that may present themselves in the future.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000


OTHER

On July 17, 2000, the Bank opened a limited-hours branch in The Oaks at Medina, a retirement community located near Route 18 and Interstate 71. No additional personnel have been required to staff the branch. As of September 30, 2000, there are approximately $269,000 in total deposits at the branch.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2000

                           PART II--OTHER INFORMATION


Items 1, 3 and 5 are not applicable.

Item 2--Changes in Securities and Use of Proceeds

         c) The Company commenced an offering of up to 87,000 shares of its common stock on September 15, 2000. The offering was made first to its existing shareholders granting each shareholder the right to purchase 0.27 share for each common share owned by them as of September 1, 2000. The purchase price to existing shareholders was $23.00 per share. Shareholders were also able to purchase additional shares beyond their "rights" shares at $25.00 per share. As of September 30, 2000, shareholders had subscribed to 7,025 shares at $23.00 under the rights offering, plus an additional 3,299 shares at $25.00, for a total of 10,324 shares aggregating $244,050. As of the end of the rights offering on October 15, 2000, a total of 46,370 rights shares and 12,860 community shares were subscribed to by shareholders. Those shares were issued on October 16, 2000. The Company continued the offering to residents of the State of Ohio, whether or not they were shareholders, commending October 16, 2000. Through October 31, 2000, an additional 2,300 shares had been subscribed at $25.00 per share for an aggregate of $57,500. The offering is still continuing and is expected to be concluded as of the earlier of December 1, 2000, or the sale of all 87,000 shares available in the offering. However, the Company has reserved the right to extend the offering for an additional 60 days.

                  The Company did not employ an underwriter or broker to sell the shares. Instead, the shares have been sold directly by the Company through its officers and directors without the payment of any commissions. All shares have been sold for cash.

                  The shares have been sold in reliance upon Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated thereunder solely to residents of the State of Ohio. A registration statement on Form 6(A)(1) was filed with the Ohio Division of Securities pursuant to Section 1707.06(A)(1) of the Ohio Revised Code. The Registration Statement was acknowledged as having been filed and thus effective as of September 11, 2000.

                  Because of the requirements of Rule 147, the shares issued under the offering can not be sold outside of the State of Ohio for nine (9) months after issuance. The certificates representing shares sold in the offering will bear a legend noting such restriction. A copy of the legend to be placed on the shares is attached hereto as Exhibit 4.2.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2000

                     PART II--OTHER INFORMATION (CONTINUED)


Item 2--Changes in Securities and Use of Proceeds (continued)

              The proceeds raised through the sale of the shares in the offering will be used for general corporate purposes. The majority of the proceeds will be used to augment the capital of Western Reserve Bank, the Company's wholly owned commercial bank subsidiary.

Item 4 - Submission of Matters to a Vote of Security Holders

         (a) No matters were submitted to a vote of security holders in the quarter ended September 30, 2000.


Item 6 - Exhibits and Reports on Form 8-K:

         (a)      Exhibits

     EXHIBIT
     NUMBER        DESCRIPTION                                                                            PAGE
       3.1         Certificate of Incorporation of Western Reserve Bancorp, Inc.                            *
       3.2         Bylaws of Western Reserve Bancorp, Inc.                                                  *
       4.1         Stock Certificate of Western Reserve Bancorp, Inc.                                       *
       4.2         Legend to be Placed on Certificates Representing Shares Issued in the Offering          21
      10.1         Employment Contract of Edward J. McKeon                                                  *
      10.2         Lease Agreement by and between Michael Rose DBA Washington Properties and Western
                   Reserve Bancorp, Inc.                                                                    *
      10.3         Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of         *
                   April 20, 2000
       11          Earnings per Share                                                                      22
      27.1         Financial Data Schedule                                                                 **

* Previously filed and incorporated herein by reference.
** Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
S-K.


         (b) No current reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Western Reserve Bancorp, Inc.

Date: November 14, 2000
                                   /s/ Edward J. McKeon
                                   --------------------
                                   Edward J. McKeon
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                                   /s/ Cynthia A. Mahl
                                   --------------------
                                   Cynthia A. Mahl
                                   Senior Vice President/Chief Financial Officer (Principal Financial Officer)