Form 10KSB40
period 2000-12-31
WESTERN RESERVE BANCORP INC
filed 2001-04-02
CIK 1051473

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange
    Act of
    For the fiscal year ended December 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the transition period from                        to
                                   ----------------------   --------------------

Commission file number     333-43361
                       -------------

                          WESTERN RESERVE BANCORP, INC.
                          -----------------------------
                  (Name of Small Business Issuer in Its Charter)

                Ohio                                    31-1566623
-------------------------------                 ---------------------------
(State or Other Jurisdiction of                           (I.R.S.
Incorporation or Organization)                  Employer Identification No.)


     4015 Medina Road, Suite 100, Medina, Ohio            44256
------------------------------------------------  -------------------
     (Address of Principal Executive Offices)           (Zip Code)


                                 (330) 764-3131
                       ---------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                              Yes [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Issuer's gross revenues for its most recent fiscal year were $3,550,389.

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 15, 2001 was approximately $8,171,450 (which excludes 61,194 shares held by directors and executive officers). As of said date, the Issuer had 388,052 shares of Common Stock issued and outstanding.

                      Documents incorporated by reference:
Parts I and II:   Portions of Registrant's 2000 Annual Report to Shareholders
Part III:         Portions of Registrant's 2000 Proxy Statement for the Annual
                   Meeting of Shareholders to be held April 25, 2001

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

During 2000, the Company sold an additional 67,785 shares of common stock in an intra-state offering exempt from the Securities Act of 1933 pursuant to Section 3(a)(11) and Rule 147 promulgated thereunder. A registration statement was filed with the Ohio Division of Securities on Form 6(A)(1) on September 11, 2000. The Offering resulted in proceeds, net of offering costs, of approximately $1,577,000.

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

Under applicable law, the Bank is permitted to make loans to individual borrowers in aggregate amounts of up to 15 percent of the sum of the Bank's total capital and allowance for loan losses. At December 31, 2000, the Bank's legal lending limit was approximately $840,000. The Board of Directors has established an "in-house" limit of $750,000. The Board may from time to time raise or lower the "in-house" limit as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions. In December 2000, the Bank's Board authorized an increase in the "in-house" limit to $1,000,000, to be effective upon the Company's infusion of $1,500,000 capital to the Bank from the proceeds from the Company's secondary offering. The Company believes that the Bank's legal lending limit is adequate to satisfy the credit needs of most of its clients. For credit needs that exceed the Bank's legal lending limit, the Bank has the ability to participate with other banks to meet the credit need. In such instances, the Bank intends to be the lead bank in the loan arrangement.

The Bank's market area is competitive. There are many commercial banks, savings institutions and credit unions with multiple offices in the Bank's primary service area of Medina County. Also, during 1999 and 2000, several banks and savings institutions headquartered outside of Medina County acquired or opened new branches in the Medina area. However, in the past few years, many of the area's financial institutions have been acquired by large regional organizations headquartered outside of the Medina area. As a result of such consolidation, the organizers of the Company believed that the competitive and economic environment was right for a new, independent, locally owned and managed bank such as Western Reserve Bank to serve the financial needs of Medina area residents and businesses. The rapid growth of the Bank in the 26 months since it opened has confirmed that belief. The Bank also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

EMPLOYEES

At December 31, 2000, the Bank has 16 full-time-equivalent employees (14 full-time and 7 part-time). None of its employees are covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

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

The Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999) which was effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1999 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Financial Services Modernization Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on Western Reserve Bancorp, Inc. and Western Reserve Bank in particular have yet to be determined due to the fact that the Financial Services Modernization Act and regulations related thereto have only recently been adopted.

Subject to certain restrictions, the Company will be able to borrow money to make a capital contribution to the Bank and for other proper corporate purposes, and such loans can be repaid from dividends paid by the Bank to the company. There are no plans at the present time for the Company to borrow money under such circumstances. The Company may also raise capital for the Bank and for other purposes by selling securities, as it did in its Offerings.

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

DIVIDENDS. The ability of the Company to obtain funds for the payment of dividends and for other cash requirements will be largely dependent on the amount of dividends which may be declared by its subsidiary, the Bank. Generally, an Ohio state-chartered bank may not declare a dividend without the approval of the Division, if the total of dividends declared by such bank in a calendar year exceeds the total of its net profits for that year, combined with its retained profits of the preceding two years. In addition, state-chartered banks are subject to dividend regulation by the primary federal bank regulatory agency in connection with general supervisory authority as it relates to a bank's requirement to maintain adequate capital (See "Capital" above.) Furthermore, as part of the Bank's approval by regulatory agencies, it is prohibited from paying dividends to the Company for a period of three years after inception without prior written non-objection by the Federal Reserve Bank. The Bank does not expect to pay dividends to the Company in the foreseeable future.

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

For the year ended December 31, 2000, Bank Insurance Fund ("BIF") assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2001, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits. Because the bank is "well capitalized" for purposes of its deposit insurance premiums, it expects its FDIC BIF premium to be the statutory minimum.

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

FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2000 the FICO assessment rate for both BIF and SAIF members was approximately 0.0207% of deposits. During the year ended December 31, 2000 the Bank paid approximately $6,000 in FICO assessments. For the first quarter of 2001, the annualized FICO assessment rate will be 0.0196%. Management expects the amounts paid for FICO assessments to increase as the Bank's deposits continue to increase.

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

As of December 31, 2000, the Bank exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 12.8%, a Tier 1 risk-based capital ratio of 11.7% and a leverage ratio of 10.6%. As a result of the Corporation's equity offering in the second half of 2000, the Bank, on January 2, 2001, issued $1,500,000 of subordinated debt to the Corporation. This debt is treated as Tier 2 capital (subject to certain limitations) for the Bank's risk-based capital calculations. As a result, the Bank's total risk-based capital ratio will increase substantially in 2001. The Bank's Tier 1 risk-based capital and leverage ratios are expected to continue to decrease to more normal levels as the Bank increases its assets through normal banking operations in 2001 and beyond.

Pursuant to the Federal Reserve Bank's approval of Western Reserve Bank's application for membership in the Federal Reserve System, the Bank is required to maintain its ratio of Tier 1 tangible capital to total assets at a minimum of 9.0% for its first three years of operation. At December 31, 2000, that ratio was 10.45%. Management believes that the Bank's capital is more than sufficient to meet this requirement.

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

DIVIDENDS. Ohio law prohibits the Bank from paying dividends in an amount greater than the total of its net profits for that year, combined with its retained profits of the preceding two years without the prior approval of the Division. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2000. However, since the Bank has not, to date, recorded sufficient profits to reverse its accumulated deficit, as of December 31, 2000, $-0- was available to be paid as dividends to the Company by the Bank. Additionally, as a condition of its approval to commence operations, the Bank is prohibited from paying dividends to the Corporation for a period of three (3) years from its opening without prior written non-objection from the Board of Governors of the Federal Reserve.

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

In February 2000, the Bank filed an application with the State of Ohio to establish a branch within The Oaks at Medina, a retirement and lifetime care community located at 4931 Nettleton Road, Medina. The office at The Oaks at Medina opened in July 2000, and maintains limited hours. Management currently has no other plans to establish branch offices.

FEDERAL RESERVE SYSTEM. FRB regulations, as presently in effect, require depository institutions to maintain vault cash or noninterest earning reserves against their transaction accounts (primarily regular and interest-bearing checking accounts), as follows: 0% of net transaction accounts up to $4.7 million; 3% of the amount over $4.7 million up to $47.8 million, and 10% for the amount over $47.8 million. These reserve requirements are subject to annual adjustment by the FRB. In 1999, the Bank was not yet subject to the foregoing requirements. In April 2000, the Bank's deposits achieved the level to require reserves. However, the Bank's vault cash is sufficient to meet the reserve requirement.

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

ITEM 1.  BUSINESS-STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL


       A. The following are the average balance sheets for the years ending December 31:

                                                       ----------------------------2000--------------------------
                                                                                   ----
                                                          Average                                       Average
                                                          Balance                Interest                Rate
                                                          -------                --------                ----
ASSETS
Interest-earning assets
     Federal funds sold                              $   2,924,549              $  183,902                6.29%
     Interest-bearing deposits in other
       financial institutions                                  644                      34                5.35
     Securities available for sale (at cost)             5,998,384                 350,948                5.85
     Federal Reserve Bank stock                            151,165                   9,081                6.00
     Federal Home Loan Bank stock                           69,386                   5,139                7.41
     Loans receivable (1)                               30,740,521               2,874,944                9.35
                                                     -------------              ----------
        Total interest-earning assets                   39,884,649               3,424,048                8.58
Noninterest-earning assets
     Cash and due from banks                             1,171,494
     Unrealized gain (loss) on available-
       for-sale securities                                (103,810)
     Allowance for loan losses                            (390,057)
     Premises and equipment, net                           737,173
     Accrued interest receivable and
       other assets                                        298,293
                                                     -------------
                                                     $  41,597,742
                                                     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Interest-bearing transaction accounts           $   2,645,829                  52,422                1.98%
     Savings and money market accounts                  22,030,224               1,211,998                5.50
     Certificates of deposit and IRAs                    6,199,181                 356,497                5.75
     Short-term funds                                      261,024                  13,674                5.22
                                                     -------------              ----------
        Total interest-bearing liabilities              31,137,108               1,634,591                5.25%
                                                                                ----------
Noninterest-bearing liabilities
     Demand deposits                                     5,084,970
     Accrued interest payable and
       other liabilities                                    70,028
                                                     -------------
                                                         5,154,998
Shareholders' equity                                     5,305,636
                                                     -------------
                                                     $  41,597,742
                                                     =============
Net interest income/spread                                                      $1,789,457                3.33%
                                                                                ==========           =========
Net interest income as a percent
  of average interest earning assets                                                                      4.49%
                                                                                                     =========
Average interest earning assets to
  interest bearing liabilities                              128.09%
                                                            ======

(1) Includes loan fees of $62,323.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                                       ----------------------------1999--------------------------
                                                                                   ----
                                                          Average                                       Average
                                                          Balance                Interest                Rate
                                                     -------------              ----------              -------
ASSETS
Interest-earning assets
     Federal funds sold                              $   7,608,273              $  372,138                4.89%
     Interest-bearing deposits in other
       financial institutions                            1,524,766                  71,531                4.69
     Securities available for sale                       3,608,398                 209,104                5.79
     Federal Reserve Bank stock                            174,050                  10,443                6.00
     Loans receivable (1)                                9,720,768                 840,495                8.65
                                                     -------------              ----------
        Total interest-earning assets                   22,636,255               1,503,711                6.65
Noninterest-earning assets
     Cash and due from banks                             1,052,311
     Unrealized gain (loss) on available-
       for-sale securities                                 (38,797)
     Allowance for loan losses                            (118,594)
     Premises and equipment, net                           797,518
     Accrued interest receivable and
       other assets                                        144,117
                                                     -------------
                                                     $  24,472,810
                                                     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Interest-bearing transaction accounts           $   1,628,717                  25,928                1.59%
     Savings and money market accounts                  12,737,525                 567,530                4.46
     Certificates of deposit and IRAs                    1,693,075                  76,149                4.50
     Federal funds purchased                                 1,052                      48                4.56
                                                     -------------              ----------
        Total interest-bearing liabilities              16,060,369                 669,655                4.17%
                                                                                ----------
Noninterest-bearing liabilities

     Demand deposits                                     3,018,604
     Accrued interest payable and
       other liabilities                                   137,661
                                                     -------------
                                                         3,156,265
Shareholders' equity                                     5,256,176
                                                     -------------
                                                     $  24,472,810
                                                     =============
Net interest income/spread                                                      $  834,056                2.48%
                                                                                ==========           =========
Net interest income as a percent
  of average interest earning assets                                                                      3.68%
                                                                                                     =========

Average interest earning assets to
  interest bearing liabilities                              140.88%
                                                            ======


(1) Includes loan fees of $38,168.

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


                                     Summary of Changes in Net Interest Income

                                                   2000 vs. 1999                           1999 vs. 1998
                                            Increase (Decrease) Due to              Increase (Decrease) Due to
                                        ------------------------------------    ------------------------------------
                                         Volume       Rate          Net         Volume         Rate         Net
                                         ------       ----          ---         ------         ----         ---
Interest income:
     Loans receivable                $1,958,915    $   75,534  $2,034,449    $ 797,873   $        94   $  797,967
     Federal funds sold                (273,787)       85,551    (188,236)     368,416            13      368,429
     Interest-bearing deposits in
        financial institutions          (79,467)        7,970     (71,497)     (98,950)      (16,753)    (115,703)
     Securities available-for-sale      139,812         2,032     141,844      209,104            --      209,104
     Federal Reserve Bank stock          (1,375)           13      (1,362)       8,929           (52)       8,877
     Federal Home Loan Bank stock         5,139            --       5,139           --            --           --
                                    ------------- ------------ ------------- ----------- ------------- ------------
     Total interest-earning assets    1,749,237       171,100   1,920,337    1,285,372       (16,698)   1,268,674

Interest expense:
     Interest-bearing transaction
        accounts                         19,037         7,457      26,494       25,459            (4)      25,455
     Savings and money market           487,579       156,891     644,470      551,631          (137)     551,494
     Certificates of deposit
       and IRAs                         251,218        29,127     280,345       74,435             8       74,443
     Short-term funds                    13,611            16      13,627           48            --           48
                                    ------------- ------------ ------------- ----------- ------------- ------------
     Total interest-bearing
        liabilities                     771,445       193,491     964,936      651,573          (133)     651,440
                                    ------------- ------------ ------------- ----------- ------------- ------------
Change in net interest income        $  977,792    $  (22,391) $  955,401    $ 633,799   $   (16,565)  $  617,234
                                    ============= ============ ============= =========== ============= ============

II.    INVESTMENT PORTFOLIO

       The amortized cost and estimated fair values of securities available for sale at December 31, 2000 and 1999 are as follows:


                                                       Gross          Gross                       Weighted
                                      Amortized     Unrealized     Unrealized        Fair          Average
                                         Cost          Gains         Losses          Value          Yield
                                         ----          -----         ------          -----          -----
       2000
       ----
       U.S. Agency Securities        $ 5,998,752   $          --  $  (20,587)    $ 5,978,165        5.85%
                                     ===========   =============  ==========     ===========

       1999

       U.S. Agency Securities        $ 5,998,054   $          --  $  (105,714)   $ 5,892,340        5.79%
                                     ===========   =============  ===========    ===========


                                          Maturities of Investment Securities
                                            Within 1 year                1-5 years
                                            -------------                ---------
                                                     Weighted                      Weighted
                                        Fair          Average        Fair          Average
                                       Value           Yield        Value           Yield
                                     ----------      --------     ----------       --------

       U.S. Agency Securities        $2,995,080        5.74%      $2,983,085         5.94%
                                     ==========      =======      ==========       =======

       Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

III.     LOAN PORTFOLIO

       A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31, 2000 and 1999.

                                                                                    2000                  1999
                                                                                    ----                  ----
           Commercial                                                           $  30,209,223       $ 18,459,745
           Home equity lines of credit                                              3,128,341          2,091,354
           Residential mortgage and construction                                    3,287,244          1,563,911
           Consumer installment                                                     1,996,033          1,184,246
           Credit card and other                                                      154,778             71,963
                                                                                -------------       ------------
                                                                                $  38,775,619       $ 23,371,219
                                                                                =============       ============

           CONCENTRATIONS OF CREDIT RISK: The Company grants commercial, residential real estate mortgage and installment loans to businesses and individuals mainly in Medina and contiguous counties in Ohio. Commercial loans include loans collateralized by business assets. At December 31, 2000, commercial loans secured by real estate make up approximately 36.7% of the loan portfolio. Other commercial loans to businesses comprise 41.2% of total loans, and are expected to be repaid from cash flows from operations of the businesses. Variable rate home equity lines of credit make up approximately 8.1% of the loan portfolio and are collateralized by residential real estate. Residential mortgage and construction loans are 8.5% of the loan portfolio and are secured primarily by first mortgages on residential property. Installment and credit card loans to individuals make up approximately 5.5% of the loan portfolio and are primarily collateralized by consumer assets.

       B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the maturity distribution and sensitivity to changes in interest rates of loans outstanding as of December 31, 2000. Fixed rate loans are presented based on their maturity date, and variable rate loans with floating or adjustable interest rates are included based on their earliest repricing opportunity.

                    Loan Maturities and Sensitivity to Changes in Interest Rates

                                                Within            1-5              After
                                                1 year           years            5 years           Total
                                                ------           -----            -------           -----
          Commercial                          $15,192,625     $ 14,763,400          $253,198     $ 30,209,223
          Residential mortgage
             and construction                   1,346,297        1,478,374           462,573        3,287,244
          Home equity lines
             of credit                          3,128,341               --                --        3,128,341
          Consumer installment                  1,236,928          444,339           314,766        1,996,033
          Credit card and other                   154,778               --                --          154,778
                                            ---------------  ---------------   ---------------  ---------------
                                             $ 21,058,969     $ 16,686,113       $ 1,030,537     $ 38,775,619
                                            ===============  ===============   ===============  ===============

           Of the loans due after one year, approximately $11,558,000 have variable interest rates, and $6,159,000 have fixed interest rates.

       C.  RISK ELEMENTS

              1. Nonaccrual, Past Due, Restructured and Impaired Loans - The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31.


                                                                                        2000              1999
                                                                                        ----              ----
                  (a)    Loans accounted for on a nonaccrual basis                   $  204,778       $        0

                  (b)    Accruing loans which are contractually past due 90
                           days or more as to interest or principal payments                 --                --

                  (c)    Loans not included in (a) or (b) which are
                         "Troubled Debt Restructurings" as defined by
                         Statement of Financial Accounting Standards No. 15                  --                --

                  (d)    Other loans defined as "impaired"                                   --                --
                                                                                     ----------       -----------
                                                                                     $  204,778       $         0
                                                                                     ==========       ===========
                         Allowance to non-performing loans                                  251%              n/a
                                                                                            ===               ===

                  Management believes the allowance for loan losses at December 31, 2000 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on loss experience of comparable companies, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                                                                           2000
                                                                                           ----
                  Gross interest income that would have been recorded in 2000 on nonaccrual loans outstanding at December 31, 2000 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since
                  origination if held for part of the period                            $ 17,553

                  Interest income actually recorded on
                  nonaccrual loans and included in net income
                  for the period                                                          12,580
                                                                                        --------

                  Interest income not recognized during the period                      $  4,973
                                                                                        ========

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

              2.  Potential Problem Loans

                  As of December 31, 2000, in addition to the $204,779 of loans reported under Item III, C.1., there are $-0- in other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C.1 at some future date. There were no loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Section 1 above.

              3.  Foreign Outstandings

                  None

              4.  Loan Concentrations

                  As of December 31, 2000, commercial loans to entities classified as real estate holding companies comprise $5,045,000 of the total loan portfolio.

       D.  OTHER INTEREST-BEARING ASSETS

           There are no other interest-bearing assets as of December 31, 2000 that would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

IV.   SUMMARY OF LOAN LOSS EXPERIENCE

       A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:


                                                                                    2000                1999
                                                                                    ----                ----
            LOANS

                 Loans outstanding at end of period                             $  38,775,619    $  23,371,219
                                                                                =============    =============
                 Average loans outstanding during period                        $  30,740,521    $   9,720,768
                                                                                =============    =============
           ALLOWANCE FOR LOAN LOSSES
                Balance at beginning of period                                  $     307,000    $      11,700
                Loans charged-off
                     Commercial                                                        14,745               --
                     Residential mortgage and construction                                 --               --
                     Consumer installment                                                  --               --
                                                                                -------------    -------------
                                                                                       14,745               --
                Recoveries of loans previously charged-off
                     Commercial                                                         2,054               --
                     Residential mortgage and construction                                 --               --
                     Consumer installment                                                  --               --
                                                                                -------------    -------------
                                                                                        2,054               --
                                                                                -------------    -------------
           Net loans charged-off                                                       12,691               --
           Provision for loan losses                                                  219,800          295,300
                                                                                -------------    -------------

           Balance at end of period                                             $     514,109    $     307,000
                                                                                =============    =============

           Ratio of net charge-offs during the period to
                average loans outstanding during the period                              0.04%            0.00%
                                                                                =============    =============

           The allowance for loan losses balance and the provision for loan losses are judgmentally determined by management based upon periodic reviews of the loan portfolio. In addition, management considered the level of charge-offs on loans as well as the fluctuations of charge-offs and recoveries on loans including the factors which caused these changes. Estimating the risk of loss and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently probable based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values and other factors and estimates which are subject to change over time.

       B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.


                                                                                        Percentage of Loans in
                                                                                           Each Category to
                                                           Allowance Amount                  Total Loans
                                                     ------------------------------     -----------------------
                                                            2000              1999          2000         1999
                                                            ----              ----          ----         ----

            Commercial                               $    452,869      $    267,876          77.9%        79.0%
            Residential mortgage & construction            10,963             5,992           8.5          6.7
            Home equity lines of credit                    15,642            10,457           8.1          8.9
            Installment and credit card
                 loans to individuals                      34,563            19,912           5.5          5.4
            Unallocated                                        72             2,763           0.0          0.0
                                                     ------------      ------------     ---------     --------
            Total                                    $    514,109      $    307,000         100.0%       100.0%
                                                     ============      ============     =========     ========

           While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.     DEPOSITS

       The average amount of deposits and average rates paid are summarized as follows for the year ended December 31:


                                                                          2000                          1999
                                                                          ----                          ----
                                                                    Average    Average          Average    Average
                                                                    Amount      Rate            Amount      Rate
                                                                    ------      ----            ------      ----
       Noninterest bearing demand deposits                    $   5,084,970    0.00%      $    3,018,604   0.00%
       Interest bearing demand deposits                           2,645,829    1.98            1,628,717   1.59
       Savings and money market accounts                         22,030,224    5.50           12,737,524   4.46
       Certificates of deposit and IRAs                           6,199,181    5.75            1,693,075   4.50
                                                              -------------               --------------
                                                              $  35,960,204    4.50       $   19,077,920   3.51
                                                              =============               ==============

       At December 31, 2000, the Bank had $3,870,243 of time certificates of deposit of $100,000 or more outstanding. Remaining maturities of these time deposits are as follows:

       Three months or less                                   $   1,106,605
       Over three through six months                                628,552
       Over six through twelve months                               810,904
       Over twelve months                                         1,324,182
                                                              -------------
                                                              $   3,870,243
                                                              =============

VI.      RETURN ON EQUITY AND ASSETS

        The ratio of net income (loss) to average shareholders' equity and average total assets and certain other ratios are as follows:


                                                                                2000                  1999
                                                                                ----                  ----
        Average total assets                                             $    41,597,742          $   24,472,810
        Average shareholders' equity                                     $     5,305,636          $    5,256,176
        Net income (loss)                                                $       159,222          $     (717,921)
        Return on average total assets                                              0.38%                  (2.93)%
        Return on average shareholders' equity                                      3.00%                 (13.66)%
        Cash dividends declared                                                   $ 0.00                  $ 0.00
        Dividend payout percentage                                                   n/a                     n/a
        Average shareholders' equity to average total assets                       12.76%                  21.48%


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

The lease for the building has a primary term of ten years with options for two five-year extensions. The annual lease payment was $107,734 for 2000 and $103,840 for, and is subject to increases each subsequent year. The facility is leased under an operating lease from a member of the Board of Directors. Refer to Note 5 on page 13 of the Company's 2000 Annual Report to Shareholders (incorporated herein by reference) for additional discussion about the lease.

The Bank has five interior teller stations (two of which are sit-down teller desks, and three of which are traditional stand-up teller counters), a two-lane drive-through, a drive-up ATM and a night depository facility. The Company believes the facility will be adequate to meet the needs of the Company and the Bank for the foreseeable future.

The Bank also leases a small office inside The Oaks at Medina retirement community at 4931 Nettleton Road, Medina. The Bank operates a full-service, limited-hours branch at that location. The branch opened in July 2000. Rent for the office is de minimis.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not aware of any legal proceedings against it or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock was held by approximately 463 holders of record as of December 31, 2000, and is quoted on the OTC Bulletin Board. It has not yet been assigned a symbol. To date there has been no regular and liquid market for the common stock, and there can be no assurance that a regular and liquid trading market will develop in the foreseeable future.

During 2000, there were two transactions of the Company's common stock reported by the market maker in the Company's stock. One transaction, in May 2000, was at $21.75 per share, and the other was in December 2000, at $25.00 per share. In September 2000, the Company undertook an intra-state secondary stock offering. Shares were sold in that offering for $23.00 (to existing shareholders based on rights to purchase 0.27 share for each share owned) and $25.00 (to new shareholders and to existing shareholders who wished to purchase more shares than their rights allowed). In the fourth quarter of 1999, there was one transaction of 1,000 shares at $21.00. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Certain other private transactions may have occurred during the periods indicated of which the Company has no knowledge.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The information on pages 25-30 of the Company's 2000 Annual Report to Shareholders under the caption "Management's Discussion and Analysis" is incorporated by reference.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements and related notes from the 2000 Annual Report to Shareholders are incorporated by reference:

                                                                 Annual Report
                                                                   Page No.
                                                                   --------

Report of Independent Auditors                                       2
Consolidated Balance Sheets                                          3
Consolidated Statements of Income                                    4
Consolidated Statements of Changes in Shareholders' Equity           5
Consolidated Statements of Cash Flows                                6
Notes to Consolidated Financial Statements                         7-23


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

A. Directors. The information on pages 5-7 of the Company's 2000 Proxy Statement under the caption "Election of Directors" is incorporated by reference.

B. Executive Officers. The Company's executive officers who are not also directors are as follows:

Brian K. Harr, age 37, Senior Vice President of the Company and Senior Vice President, Senior Lender of the Bank, served as Vice President, Business Banking Manager of Bank One, Charleston, West Virginia from October, 1997 until joining the company in September 1998. Prior to that assignment, Mr. Harr served as Assistant Vice President, Relationship Manager for Bank One, Columbus, Ohio from October 1994 until October 1997.

Cynthia A. Mahl, age 40, Senior Vice President, Secretary and Treasurer of the Company and Senior Vice President, Secretary, Treasurer, Chief Financial Officer and Senior Operations Officer of the Bank, was employed by PremierBank & Trust located in Elyria, Ohio since 1985. From 1993 she served as its Vice President and Controller until joining the Company in June 1998.

ITEM 10.  EXECUTIVE COMPENSATION

The information on page 10 of the 2000 Proxy Statement under the caption "Compensation of Executive Officers" is incorporated by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information on page 4 of the 2000 Proxy Statement, under the caption "Beneficial Ownership" in incorporated by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information on page 12 of the 2000 Proxy Statement under the caption "Transactions with Management and Others" is incorporated by reference.

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

(b) Reports on Form 8-K--The Company did not file any Current Reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                 WESTERN RESERVE BANCORP, INC.

                                          /s/ Edward J. McKeon
                                 By:
                                      -----------------------------------------
                                      Edward J. McKeon, President, Chief
                                      Executive Officer and Director

                                          /s/ Cynthia A. Mahl
                                 By:
                                      -----------------------------------------
                                      Cynthia A. Mahl, Senior Vice President,
                                      Principal Financial and Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 30, 2001.

   /s/ P. M. Jones                                /s/ Edward J. McKeon
----------------------------------             ---------------------------------
P.M. Jones, Chairman of the Board              Edward J. McKeon, President,
                                               Chief Executive Officer and
                                               Director


   /s/ Roland H. Bauer                            /s/ Bijay K. Jayaswal
----------------------------------             ---------------------------------
Roland H. Bauer, Director                      Bijay K. Jayaswal, Director



   /s/ Ray E. Laribee                             /s/ C. Richard Lynham
----------------------------------             ---------------------------------
Ray E. Laribee, Director                       C. Richard Lynham, Director




   /s/ R. Hal Nichols                              /s/ Rory H. O'Neill
----------------------------------             ---------------------------------
R. Hal Nichols, Director                       Rory H. O'Neill, Director




   /s/ Glenn M. Smith                              /s/ Thomas A. Tubbs
----------------------------------             ---------------------------------
Glenn M. Smith, Director                       Thomas A. Tubbs, Director

                          WESTERN RESERVE BANCORP, INC.
                                  EXHIBIT INDEX

                                                                                                        Sequential
  Exhibit No.                                 Description of Exhibits                                  Page Number
      3.1           Certificate of Incorporation of Western Reserve Bancorp, Inc.                           *
      3.2           Bylaws of Western Reserve Bancorp, Inc.                                                 *
      4.1           Stock Certificate of Western Reserve Bancorp, Inc.                                      *
      10.1          Employment Contract of Edward J. McKeon                                                 *
      10.2          Lease  Agreement by and between  Michael Rose DBA  Washington  Properties  and          *
                    Western Reserve Bancorp, Inc.
      10.3          Western Reserve Bancorp,  Inc. 1998 Stock Option Plan, Amended and Restated as          *
                    of April 20, 2000
      13.1          Annual Report to Shareholders  (Except for sections  incorporated by reference          [ ]
                    into this Form 10-KSB,  the Annual Report to Shareholders  shall not be deemed to be "filed" with the Commission.)
      21.1          Subsidiary of Western Reserve Bancorp, Inc .                                            [ ]
      99.1          Proxy  Statement and form of proxy for the Annual Meeting of  Shareholders  to          *
                    be held April 25, 2001. (Except for sections incorporated by reference into this Form 10-KSB, the proxy materials shall not be deemed to be "filed" with the Commission.)

* Previously filed and incorporated herein by reference.