Form 10QSB
period 2001-03-31
WESTERN RESERVE BANCORP INC
filed 2001-05-15
CIK 1051473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 333-43361
                       ---------


                          WESTERN RESERVE BANCORP, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

              Ohio                                        31-1566623
-----------------------------------         ----------------------------------
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

                              388,052 common shares
                              ---------------------
               (number of shares outstanding as of April 30, 2001)


Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X]

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2000

PART I--FINANCIAL INFORMATION

                                                                                              Page
ITEM 1   FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 2001
            and December 31, 2000......................................................        3

         Consolidated Statements of Income for the three months
            ended March 31, 2001 and 2000..............................................        4

         Consolidated Statements of Comprehensive Income for the three months
            ended March 31, 2001 and 2000..............................................        5

         Consolidated Statements of Cash Flows for the three months
            ended March 31, 2001 and 2000..............................................        6

         Notes to Consolidated Financial Statements ...................................        7

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS........................................       11


PART II--OTHER INFORMATION.............................................................       16

SIGNATURES.............................................................................       17

                          WESTERN RESERVE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                March 31,     December 31,
                                                                  2001            2000
                                                              ------------    ------------
Assets
       Cash and due from banks                                $  1,878,100    $  1,211,128
       Federal funds sold                                        6,748,000       2,169,000
                                                              ------------    ------------
            Cash and cash equivalents                            8,626,100       3,380,128
       Securities available for sale                             3,006,024       5,978,165
       Loans                                                    41,269,302      38,775,619
            Less allowance for loan losses                        (531,892)       (514,109)
                                                              ------------    ------------
                 Net loans                                      40,737,410      38,261,510
       Federal Reserve Bank stock                                  149,150         144,200
       Federal Home Loan Bank stock                                 91,800          90,200
       Premises and equipment, net                                 701,186         724,023
       Accrued interest receivable and other assets                390,030         303,185
                                                              ------------    ------------
                 Total Assets                                 $ 53,701,700    $ 48,881,411
                                                              ============    ============

Liabilities
       Deposits
            Noninterest-bearing                               $  5,557,078    $  4,785,477
            Interest-bearing                                    41,106,853      37,138,285
                                                              ------------    ------------
                 Total deposits                                 46,663,931      41,923,762
       Short-term borrowings                                       163,187         199,163
       Accrued interest payable and other liabilities               84,974          68,496
                                                              ------------    ------------
                 Total Liabilities                              46,912,092      42,191,421

Shareholders' Equity
       Common stock, without par value, $1 stated value:
            750,000 shares authorized, 388,052 shares
            issued and outstanding at March 31, 2001
            and December 31, 2000                                  388,052         388,052
       Additional paid-in capital                                7,557,845       7,557,845
       Accumulated deficit                                      (1,158,483)     (1,235,320)
       Accumulated other comprehensive income (loss)                 2,194         (20,587)
                                                              ------------    ------------
            Total Shareholders' Equity                           6,789,608       6,689,990
                                                              ------------    ------------
                 Total Liabilities and Shareholders' Equity   $ 53,701,700    $ 48,881,411
                                                              ============    ============



See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            Three months ended
                                                                  March 31,
                                                            2001         2000
                                                         ----------   ----------
Interest Income
       Loans, including fees                             $  933,898   $  564,270
       Securities                                            69,563       90,622
       Federal funds sold and other short-term funds         53,520       21,405
                                                         ----------   ----------
                                                          1,056,981      676,297
Interest Expense
       Deposits                                             524,001      298,568
       Short-term borrowings                                  1,918        2,750
                                                         ----------   ----------
                                                            525,919      301,318
                                                         ----------   ----------
            Net interest income                             531,062      374,979
Provision for Loan Losses                                    65,000       56,500
                                                         ----------   ----------
            Net interest income after
               provision for loan losses                    466,062      318,479
Noninterest Income
       Service charges on deposit accounts                   16,988       12,129
       Gains on sales of mortgage loans                      10,021        7,902
       Other                                                 11,329        7,542
                                                         ----------   ----------
                                                             38,338       27,573
Noninterest Expense
       Salaries and benefits                                218,320      167,459
       Premises and equipment                                71,371       64,661
       Data processing                                       39,907       33,610
       Professional fees                                     12,226        8,643
       Taxes other than income and payroll                   16,582       15,800
       Marketing, public relations and contributions         15,408       18,124
       Supplies, printing and postage                        13,596       11,191
       Other                                                 40,153       25,528
                                                         ----------   ----------
                                                            427,563      345,016
                                                         ----------   ----------
Net Income                                               $   76,837   $    1,036
                                                         ==========   ==========


Average shares outstanding (basic)                          388,052      320,267
                                                         ==========   ==========
Average shares outstanding (diluted)                        395,582      320,267
                                                         ==========   ==========

Basic income per share                                   $     0.20   $     0.00
                                                         ==========   ==========
Diluted income per share                                 $     0.19   $     0.00
                                                         ==========   ==========




See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              Three months ended March 31,
                                                                    2001       2000
                                                                 --------    --------
Net income                                                       $ 76,837    $  1,036
Other comprehensive income, net of tax:
      Unrealized gains/(losses) on securities:
           Unrealized gains (losses) arising during the period     22,781     (14,708)
                                                                 --------    --------
                                                                   22,781     (14,708)
                                                                 --------    --------
Comprehensive income (loss)                                      $ 99,618    $(13,672)
                                                                 ========    ========





See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Three months ended March 31,
                                                                 2001          2000
                                                            -----------    -----------
Cash flows from operating activities
      Net income                                            $    76,837    $     1,036
      Adjustments to reconcile net income to
        net cash from operating activities:
           Provision for loan losses                             65,000         56,500
           Depreciation                                          26,001         23,183
           Net accretion of discounts on securities              (1,008)          (238)
           Loans originated for sale                         (1,324,600)    (1,081,050)
           Proceeds from sales of loan originations           1,534,621      1,088,952
           Gains on sales of loans                              (10,021)        (7,902)
           Net change in interest receivable                    (39,320)       (85,425)
           Net change in interest payable                         8,355         18,950
           Net change in other assets                           (47,525)       (48,832)
           Net change in other liabilities                        8,123        (36,070)
                                                            -----------    -----------
              Net cash from operating activities                296,463        (70,896)

Cash flows from investing activities
      Purchases of securities available-for-sale             (1,004,070)          --
      Maturities of securities available-for-sale             4,000,000           --
      (Purchase) redemption of Federal Reserve Bank stock        (4,950)        25,250
      Purchase of Federal Home Loan Bank stock                   (1,600)       (85,300)
      Net increase in loans                                  (2,740,900)    (4,007,382)
      Purchases of premises and equipment                        (3,164)        (1,197)
                                                            -----------    -----------
           Net cash from investing activities                   245,316     (4,068,629)

Cash flows from financing activities
      Net increase in deposits                                4,740,169      6,684,571
      Net change in short-term funds                            (35,976)       266,989
                                                            -----------    -----------
           Net cash from financing activities                 4,704,193      6,951,560
                                                            -----------    -----------

Change in cash and cash equivalents                           5,245,972      2,812,035
Cash and cash equivalents at beginning of period              3,380,128      1,437,616
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $ 8,626,100    $ 4,249,651
                                                            ===========    ===========

Supplemental disclosures of cash flow information
      Cash paid during the period for
           Interest                                         $   517,564    $   282,368
           Taxes                                                      0              0



See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Western Reserve Bancorp, Inc. (the Company) was incorporated under the laws of the State of Ohio on February 27, 1997. Until November 6, 1998, the Company was a development stage company, and its efforts had been devoted to the offering of its common shares to the general public and to obtaining regulatory approvals, recruiting personnel and financial planning relating to the organization of Western Reserve Bank (the Bank). The Company completed its public stock offering on July 1, 1998. A total of 320,267 shares of the Company's common stock were sold. Proceeds, net of offering costs, were $6,368,499. Approximately $5,800,000 of the proceeds were used to purchase all of the capital stock of the Bank. During 2000, the Company sold an additional 67,785 shares of common stock in an intra-state offering. The Offering resulted in proceeds, net of offering costs, of $1,577,000.

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

Principles of Consolidation: The consolidated financial statements include the accounts of Western Reserve Bancorp, Inc. and its wholly-owned subsidiary, Western Reserve Bank. All material intercompany accounts and transactions have been eliminated.

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

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Annual Report of the Company for the year ended December 31, 2000 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

Reclassifications: Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.


NOTE 2 - LOANS

Loans at March 31, 2001 and December 31, 2000, were as follows:

                                                     March 31,       December 31,
                                                       2001              2000
                                                       ----              ----
Commercial                                         $32,992,596       $30,209,223
Home equity                                          3,396,652         3,128,341
Residential mortgage
   and construction                                  2,706,328         3,087,244
Loans held for sale                                       --             200,000
Consumer installment                                 2,017,754         1,996,033
Credit card and other                                  155,972           154,778
                                                   -----------       -----------
                                                   $41,269,302       $38,775,619
                                                   ===========       ===========



NOTE 3 - DEPOSITS

Deposits at March 31, 2001 and December 31, 2000, were as follows:

                                                    March 31,        December 31,
                                                      2001              2000
                                                      ----              ----
Noninterest-bearing demand                         $ 5,557,078       $ 4,785,477
Interest-bearing demand                              2,301,998         2,873,933
Savings                                             15,099,574        15,839,967
Money market                                        10,629,887        10,056,250
Time under $100,000                                  6,534,699         4,497,892
Time $100,000 and over                               6,540,695         3,870,243
                                                   -----------       -----------
                                                   $46,663,931       $41,923,762
                                                   ===========       ===========

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company and the Bank lease their facility under an operating lease from a member of the Board of Directors. The lease term is for ten years, with two five-year renewal options. The Company has recorded $27,745 of rent expense under the lease year-to-date through March 31, 2001.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with the Chief Executive Officer. The agreement, which expires December 31, 2001, provides a base annual salary of $125,000. In the event the officer is terminated without cause, the Company has an obligation to pay the officer's salary through the date of termination, plus eighteen months salary as severance, which totals approximately $204,750.

NOTE 6 - INCOME TAXES

The Company records income taxes using the liability method. This method provides that deferred tax assets and liabilities, which are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, are computed using current tax rates and recorded on the balance sheet. The tax benefit associated with the net operating loss carryforward has been offset with a valuation allowance as of March 31, 2001, since the Company has a limited history of generating taxable income. Also, the unrealized gains (losses) on available-for-sale securities is presented on a gross basis, since any related deferred tax asset has been offset with a valuation allowance.

NOTE 7--STOCK OPTIONS

The Company has a nonqualified stock option plan. Under the plan as amended and restated, options to buy a total of 100,000 shares of the Company's common stock may be granted to directors, officers and employees. The maximum option term is ten years, and options vest over three years as follows: 25% one year from the grant date, 50% after two years, and 100% after three years. During the first quarter of 2001, options for 1,000 shares were granted to each of the Company's nine outside directors, subject to regulatory approval, with an exercise price of $25.00 per share, which was the market value as of the date of grant. As of March 31, 2001 and December 31, 2000, there were a total of 90,762 and 81,762 options outstanding, respectively, with exercise prices ranging from $20.00 to $40.00.

                          WESTERN RESERVE BANCORP, INC.
                                 MARCH 31, 2001

SELECTED QUARTERLY FINANCIAL INFORMATION
($000's except per share data)          3/31/01       12/31/00    9/30/00       6/30/00      3/31/00     12/31/99
                                        -------       --------    -------       -------      -------     --------
BALANCE SHEET DATA:
Total assets                           $  53,702    $  48,881    $  45,676    $  41,796    $  38,464    $  31,543
Securities available for sale              3,006        5,978        5,926        5,881        5,878        5,892
Total loans                               41,269       38,776       33,863       31,743       27,364       23,371
Allowance for loan losses                    532          514          442          400          349          307
Total deposits                            46,664       41,924       39,988       36,663       33,288       26,603
Shareholders' equity                       6,790        6,690        5,248        4,894        4,855        4,868

INCOME STATEMENT DATA:
Total interest income                  $   1,057    $   1,013    $     917    $     818    $     676    $     561
Total interest expense                       526          503          450          380          301          240
                                       ---------    ---------    ---------    ---------    ---------    ---------
Net interest income                          531          510          467          438          375          321
Provision for loan losses                     65           72           42           49           57           98
                                       ---------    ---------    ---------    ---------    ---------    ---------
Net interest income after provision
   for loan losses                           466          438          425          389          318          223
Noninterest income                            38           38           33           27           28           19
Noninterest expense                          427          419          393          380          345          356
                                       ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss) before income tax    $      77    $      57    $      65    $      36    $       1    $    (114)
                                       =========    =========    =========    =========    =========    =========

PER SHARE DATA:
Basic income (loss)
   per common share                    $    0.20    $    0.17    $    0.20    $    0.11    $    0.00    $   (0.35)
Diluted income (loss)
   per common share                         0.19         0.16         0.20         0.11         0.00        (0.35)
Book value per share                       17.50        17.24        15.87        15.28        15.16        15.20
Cash dividends per share                    0.00         0.00         0.00         0.00         0.00         0.00
Average shares used for net earnings
   per share calculations--basic         388,052      333,382      320,267      320,267      320,267      320,267
Average shares used for net earnings
   per share calculations--diluted       395,582      336,200      322,178      321,324      321,324      320,529

OPERATING RATIOS (%):
Total net loans to total deposits          87.30%       91.26%       83.58%       85.49%       81.16%       86.70%
Total shareholders' equity
   to total assets                         12.64        13.69        11.49        11.71        12.62        15.43
Average shareholders' equity
   to average assets                       12.92        12.76        11.59        12.14        13.93        16.14
Return on avg. equity (annualized)          4.58         3.51         5.19         2.97         0.09        (9.16)
Return on avg. assets (annualized)          0.59         0.47         0.60         0.36         0.01        (1.48)
Allowance for loan losses
   to total loans                           1.29         1.33         1.31         1.26         1.27         1.31

QUARTERLY AVERAGE BALANCES:
Average assets                         $  51,999    $  48,259    $  43,237    $  40,127    $  34,769    $  30,707
Average shareholders' equity               6,718        6,496        5,012        4,873        4,843        4,955

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at March 31, 2001, to December 31, 2000, and the results of operations for the three months ended March 31, 2001 and 2000. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Total assets as of March 31, 2001 increased 9.9%, or $4,820,289, to $53,701,700, compared with $48,881,411 at December 31, 2000. The increase in total assets was funded primarily by the Bank's continuing growth of new deposit accounts. Deposits increased to $46,663,931 at March 31, 2001, an increase of $4,740,169, or 11.3%, compared to the $41,923,762 at December 31, 2000. Of the increased deposits, approximately $2,500,000 was used to make loans to the bank's borrowers, and the balance was placed in short-term federal funds sold in anticipation of continuing loan demand and for liquidity purposes. Cash and cash equivalents increased $5,245,972 to $8,626,100 at March 31, 2001 from $3,380,128 at December 31, 2000.

Total loans at March 31, 2001, were $41,269,302, compared to $38,775,619 at December 31, 2000, an increase of $2,493,683, or 6.4%. Most of the net loan growth in the first quarter of 2001 was the result of the Bank repurchasing $2,465,000 of loans that had been participated to other financial institutions. See the section of this report entitled "Liquidity and Capital Resources" for a discussion of the Bank's increased lending limits. As of March 31, 2001, commercial loans to businesses were $32,992,596, or 79.9% of total loans. $6,102,980, or 14.8%, of total loans were residential real estate and home equity loans, and $2,173,726, or 5.3%, were consumer installment and credit card loans. There were no mortgage loans held for sale at March 31, 2001, compared with $200,000 at December 31, 2000.

Management anticipates that loan demand will continue to be strong, especially in the commercial loan segment. The Bank's loan-to-deposit ratio as of March 31, 2001, was 88.4%, compared to

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001

FINANCIAL CONDITION (CONTINUED)

92.5% at December 31, 2000. Management expects that the loan-to-deposit ratio will remain in the range of approximately 85%-95%. The Bank's loan-to-assets ratio was 76.8% at March 31, 2001, and 79.3% at December 31, 2000.

Of the total loans in the Bank's portfolio at March 31, 2001, $33,329,000 are at a variable rate of interest, and $7,940,000 are fixed rate. Of the total loans, $22,180,000, or 53.7%, mature or are able to be repriced within twelve months. Only $275,000 of the Bank's total loans mature or reprice in more than five years.

During the first quarter of 2001, $4,000,000 of the Bank's portfolio of government agency securities were called due to decreases in interest rates. The Bank reinvested $1,000,000 in securities, while the remainder was held in short-term federal funds sold in anticipation of loan fundings. As of March 31, 2001, the Bank owned $3,006,000 of short-term U.S. government agency securities in its available-for-sale investment portfolio. As loan demand continues to increase, if the Bank needs additional funds it could sell these securities or use them as collateral for short-term borrowings. As of March 31, 2001, the maturity dates of these securities ranged from April 2001 to March 2006.

As discussed above, total deposits increased to $46,663,931 at March 31, 2001, compared to $41,923,762 at December 31, 2000. Deposits at March 31, 2001 consisted of $5,557,078 or 11.9% in noninterest-bearing demand deposits, $2,301,998 or 4.9% in interest-bearing NOW accounts, $25,729,461 or 55.1% in savings and money market accounts, $11,042,209 or 23.7% in time certificates of deposit, and $2,033,185 or 4.4% in IRAs. During the first quarter of 2001, deposits increased more rapidly than in the previous three quarters. This was due in part to the Bank obtaining an additional $1,500,000 (for a total of $2,100,000) in six-month CDs through the State of Ohio's Bid Ohio program. The rates on these CDs range from 5.26% to 6.00%. Also, the Bank experienced an increase in personal certificates of deposit. As interest rates fell throughout the first quarter of 2001, depositors moved funds from savings and money market accounts to CDs to lock in the higher rates. Also, several local competitors had offered promotional rates on CDs in the prior 12-18 months and, as those CDs matured and were rolling over into lower, non-promotional rates, the Bank obtained a portion of those funds as well. The majority of the Bank's deposits continue to be in Market Rate Savings accounts. This product is a liquid savings account that offers tiered rates which, at balances of $15,000 or more, are indexed to a national money-market average, plus 5 to 15 basis points. The weighted average cost of all market rate savings accounts during the first quarter of 2001 was 5.39%.

Total shareholders' equity increased $99,618, to $6,789,608 at March 31, 2001, from $6,689,990 at December 31, 2000. This increase was due to the Company's net income of $76,837 for the first quarter of 2001, and an increase in the fair value of its available-for-sale securities of $22,781.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001

RESULTS OF OPERATIONS

The Bank recorded its first monthly profit in February 2000, and has continued to record quarterly profits from that point. For the first three months of 2001, consolidated net income was $76,837, compared to $1,036 for the same period in 2000. To facilitate understanding of the Bank's growth and activities during 2000 and year-to-date 2001, a comparison of each of the quarters of 2000 will be presented in addition to comparisons of the first quarters of 2001 and 2000.

The Corporation's net income for the first three months of 2001 was $76,837. This compares with 2000 quarterly net income of $56,935 in the fourth quarter, and $65,077, $36,174 and $1,036 in the third, second and first quarters, respectively.

Net interest income before the provision for loan losses for the first three months of 2001 was $531,062, compared to $374,979 in the first quarter of 2000. Interest income on loans was $933,898 in the first quarter of 2001, up from $564,270 in the first quarter of 2000. Interest income from investments and short-term funds was $123,083 in the first three months of 2001, compared to $112,027 in the first quarter of 2000. Interest expense totaled $525,919 in the first three months of 2001, compared to $301,318 in the first quarter of 2000.

The Bank's net interest margin for the first three months of 2001 was 4.28% (including loan fees of $13,215, which contributed 0.10% to the net interest margin). In 2000, the net interest margin by quarter (including loan fees) was 4.36% in the fourth quarter, 4.47% in the third, 4.56% in the second and 4.53% in the first quarter. The net interest margin has remained fairly stable throughout 2000 and into 2001. The Bank's yield on earning assets has declined slightly, to 8.54% (including loan fees) in the first quarter of 2001, down from 8.66% in the fourth quarter of 2000, 8.78% during the third quarter, 8.52% in the second quarter and 8.17% in the first quarter. These changes reflect the effects the Federal Reserve Bank's actions of interest rate increases throughout 2000, followed by rate decreases in the first quarter of 2001. The cost of interest-bearing funds has followed the same trend, decreasing to 5.36% in the first quarter of 2001, down from 5.55% in the fourth quarter 2000, 5.46% in the third quarter, 5.05% in the second quarter and 4.70% in the first quarter of 2000.

The provision for loan losses is directly related to the rapid loan growth experienced by the Bank. In the first three months of 2001, the Bank provided $65,000 for probable future loan losses. During 2000, $71,800 was expensed in the fourth quarter, $42,000 in the third quarter, $49,500 in the second quarter and $56,500 in the first quarter. Management's determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the expected loss experience of the Bank. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, the creditworthiness of the Bank's borrowers and other related factors.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001

RESULTS OF OPERATIONS (CONTINUED)

At March 31, 2001, there was one loan totaling $74,979 that was in nonaccrual status, and no other loans more than 60 days past due. This compares with December 31, 2000, when there were four loans totaling $204,778 in nonaccrual, and no other loans more than 60 days delinquent. In the first quarter of 2001, one loan in the amount of $83,295 was charged-off, and $37,500 of that loss was recovered. Management believes the allowance for loan losses at March 31, 2001, is adequate to absorb probable losses in the loan portfolio.

Total noninterest income for the first three months of 2001 was $38,338, up from $27,573 for the same period in 2000. Noninterest income was $38,761 in the fourth quarter of 2000, compared with $33,066, $26,941 and $27,573 in the third, second and first quarters, respectively. Aside from service charges on deposit accounts and gains on sales of long-term, fixed-rate mortgage loans, the largest components of other noninterest income are fee income from the bank's credit card and ATM programs, the rental of safe deposit boxes, and the sales of checks to depositors.

Noninterest expenses were $427,563 for the first three months of 2001, compared with $345,016 in the same period of 2000. During 2000, noninterest expenses increased as the bank grew, with $419,491 in the fourth quarter, $392,578 in the third quarter, $379,691 in the second quarter and $345,016 in the first quarter. The growth in noninterest expenses throughout 2000 and in the first quarter 2001 is attributable primarily to additional salaries and benefits associated with growth of the bank and increased staffing in the lending area, increased data processing costs, professional fees, and depreciation. Total "other expenses" in the first three months of 2001 and 2000 consisted primarily of the following:

                                                      Three months ended March 31,

                                                          2001              2000
                                                          ----              ----
Insurance                                              $ 6,850           $ 6,301
Travel and entertainment                                 7,004             3,247
Telephone                                                3,862             2,906
Other                                                   22,437            13,074
                                                       -------           -------
                                                       $40,153           $25,528
                                                       =======           =======

Management expects that noninterest expenses will continue to increase moderately during the next several quarters in conjunction with the growth of the Bank.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to fund loan demand, meet deposit customers' withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the Company's main source of cash flow is from receiving deposits from its customers, and to a lesser extent, repayment of loan principal and interest income on loans and investments.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The primary uses of cash are lending to the Bank's borrowers, and investing in securities and short-term interest-earning assets. Management believes its current liquidity level is sufficient to meet future anticipated growth. However, if loan demand significantly outpaces deposit growth, alternative sources of liquidity include the sale of available-for-sale securities from the Bank's securities portfolio, Federal Home Loan Bank advances, the purchase of federal funds, repurchase agreements, or brokered deposits.

At March 31, 2001 and December 31, 2000, Western Reserve Bank's risk-based capital ratios based on Federal Reserve Board guidelines were as follows:

                                                   March 31,   December 31,      Well-
                                                     2001          2000       Capitalized
                                                     ----          ----       -----------
Tier 1 "core" capital to risk-weighted assets        10.4%         11.7%          6.0%
Total capital to risk-weighted assets                14.5          12.8          10.0%
Tier 1 leverage ratio                                 9.9          10.6           5.0%

As the Bank continues to grow, management expects its risk-based capital ratios to continue to decrease to more typical levels.

As a de novo, or start-up, institution, the Bank is required, under the terms of its approval order from the State of Ohio, to maintain a minimum ratio of its Tier 1 capital to total assets of at least 9% during its first three years of operations. At March 31, 2001, the Bank's ratio of Tier 1 capital to total assets was 9.63%, compared to 10.45% at December 31, 2000.

Due to the continuing strong growth of the Bank, the Company commenced an intra-state secondary common stock offering in September 2000. The primary purposes of the stock offering were to supplement the capital of the Bank and to allow it to increase its lending limit above the $750,000 it had at the time. A total of 67,785 shares were sold in the offering, with net proceeds of $1,577,398.

On January 2, 2001, the Company provided $1,500,000 to the Bank in the form of subordinated debt. This debt is considered Tier 2 capital for regulatory purposes. As a result of the increased capital at the Bank, the Bank's legal lending limit was increased, and the Board of Directors elected to increase the Bank's internal lending limit from $750,000 to $1,000,000.

As discussed above, total shareholders' equity increased $99,618, to $6,789,608 at March 31, 2001 from $6,689,990 at December 31, 2000. The increase was due to the Company's net income of $76,837 and an increase in the fair value of its available-for-sale securities of $22,781.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2001

                           PART II--OTHER INFORMATION

Items 1 - 3 and 5 are not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

         (a) No matters were submitted to a vote of security holders in the quarter ended March 31, 2001


Item 6 - Exhibits and Reports on Form 8-K:

         (a)      Exhibits

     EXHIBIT
     NUMBER        DESCRIPTION
     ------        -----------
       3.1         Certificate of Incorporation of Western Reserve Bancorp, Inc.                             *
       3.2         Bylaws of Western Reserve Bancorp, Inc.                                                   *
       4.1         Stock Certificate of Western Reserve Bancorp, Inc.                                        *
      10.1         Employment Contract of Edward J. McKeon                                                   *
      10.2         Lease Agreement by and between Michael Rose DBA Washington Properties and Western
                   Reserve Bancorp, Inc.                                                                     *
      10.3         Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of April    *
                   20, 2000
       11          Earnings per Share                                                                        18


* Previously filed and incorporated herein by reference.

         (b) No current reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Western Reserve Bancorp, Inc.

Date: May 15, 2001           By:   /s/ Edward J. Mckeon
                                   --------------------
                                   Edward J. McKeon
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                                   /s/ Cynthia A. Mahl
                                   --------------------
                                   Cynthia A. Mahl
                                   Senior Vice President/Chief Financial Officer (Principal Financial Officer)