Form 10QSB
period 2001-06-30
WESTERN RESERVE BANCORP INC
filed 2001-08-14
CIK 1051473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2001

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

                              388,052 common shares
                              ---------------------
               (number of shares outstanding as of July 31, 2001)


Transitional Small Business Disclosure Format (Check one):     Yes [ ]   No [X]

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2001

PART I--FINANCIAL INFORMATION                                                          Page
                                                                                       ----
ITEM 1   FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2001
            and December 31, 2000.................................................       3

         Consolidated Statements of Income for the three months
            and six months ended June 30, 2001 and 2000...........................       4

         Consolidated Statements of Comprehensive Income for the three months
            and six months ended June 30, 2001 and 2000...........................       5

         Consolidated Statements of Cash Flows for the six months
            ended June 30, 2001 and 2000..........................................       6

         Notes to Consolidated Financial Statements ..............................       7

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...................................      10


PART II--OTHER INFORMATION........................................................      17

SIGNATURES........................................................................      18


                          WESTERN RESERVE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      June 30,            December 31,
                                                                        2001                  2000
                                                                    ------------          ------------
Assets
       Cash and due from banks                                      $  1,424,896          $  1,211,128
       Federal funds sold                                              6,991,000             2,169,000
                                                                    ------------          ------------
            Cash and cash equivalents                                  8,415,896             3,380,128
       Securities available for sale                                   3,435,776             5,978,165
       Loans                                                          45,757,307            38,775,619
            Less allowance for loan losses                              (605,903)             (514,109)
                                                                    ------------          ------------
                 Net loans                                            45,151,404            38,261,510
       Federal Reserve Bank stock                                        155,200               144,200
       Federal Home Loan Bank stock                                       93,400                90,200
       Premises and equipment, net                                       691,681               724,023
       Accrued interest receivable and other assets                      792,297               303,185
                                                                    ------------          ------------
                 Total Assets                                       $ 58,735,654          $ 48,881,411
                                                                    ============          ============

Liabilities
       Deposits
            Noninterest-bearing                                     $  6,721,765          $  4,785,477
            Interest-bearing                                          44,332,354            37,138,285
                                                                    ------------          ------------
                 Total deposits                                       51,054,119            41,923,762
       Short-term borrowings                                             282,553               199,163
       Accrued interest payable and other liabilities                    167,666                68,496
                                                                    ------------          ------------
                 Total Liabilities                                    51,504,338            42,191,421

Shareholders' Equity
       Common stock, without par value, $1 stated value:
            750,000 shares authorized, 388,052 shares
            issued and outstanding at June 30, 2001
            and December 31, 2000                                        388,052               388,052
       Additional paid-in capital                                      7,557,845             7,557,845
       Accumulated deficit                                              (710,130)           (1,235,320)
       Accumulated other comprehensive income (loss)                      (4,451)              (20,587)
                                                                    ------------          ------------
            Total Shareholders' Equity                                 7,231,316             6,689,990
                                                                    ------------          ------------
                 Total Liabilities and Shareholders' Equity         $ 58,735,654          $ 48,881,411
                                                                    ============          ============



See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            Three months ended                   Six months ended
                                                                 June 30,                            June 30,
                                                          2001               2000               2001              2000
                                                       ----------         ----------         ----------         ----------
Interest Income
      Loans, including fees                            $  933,583         $  682,015         $1,867,481         $1,246,285
      Securities                                           55,650             91,440            125,213            182,062
      Federal funds sold and other
         short-term funds                                  79,324             44,667            132,844             66,072
                                                       ----------         ----------         ----------         ----------
                                                        1,068,557            818,122          2,125,538          1,494,419
Interest Expense
      Deposits                                            493,236            377,045          1,017,237            675,613
      Short-term borrowings                                 2,137              2,653              4,055              5,403
                                                       ----------         ----------         ----------         ----------
                                                          495,373            379,698          1,021,292            681,016
                                                       ----------         ----------         ----------         ----------
           Net interest income                            573,184            438,424          1,104,246            813,403
Provision for Loan Losses                                  93,200             49,500            158,200            106,000
                                                       ----------         ----------         ----------         ----------
           Net interest income after
              provision for loan losses                   479,984            388,924            946,046            707,403
Noninterest Income
      Service charges on deposit accounts                  18,415             13,054             35,403             25,183
      Gains on sales of mortgage loans                     27,467              4,842             37,488             12,744
      Other                                                12,144              9,045             23,473             16,587
                                                       ----------         ----------         ----------         ----------
                                                           58,026             26,941             96,364             54,514
Noninterest Expense
      Salaries and benefits                               235,059            178,168            453,379            345,627
      Premises and equipment                               74,623             69,998            145,994            134,659
      Data processing                                      40,923             35,253             80,830             68,863
      Professional fees                                    21,252             28,986             33,478             37,629
      Taxes other than income and payroll                  16,531             15,750             33,113             31,550
      Marketing, public relations and contrib              21,282             14,281             36,690             32,405
      Supplies, printing and postage                       17,322              9,864             30,918             21,055
      Other                                                30,904             27,391             71,057             52,919
                                                       ----------         ----------         ----------         ----------
                                                          457,896            379,691            885,459            724,707
                                                       ----------         ----------         ----------         ----------
Income before income taxes                                 80,114             36,174            156,951             37,210
      Income tax benefit                                  368,239               --              368,239               --
                                                       ----------         ----------         ----------         ----------
Net Income                                             $  448,353         $   36,174         $  525,190         $   37,210
                                                       ==========         ==========         ==========         ==========

Average shares outstanding (basic)                        388,052            320,267            388,052            320,267
                                                       ==========         ==========         ==========         ==========
Average shares outstanding (diluted)                      395,582            321,324            395,582            321,324
                                                       ==========         ==========         ==========         ==========

Basic income per share                                 $     1.16         $     0.11         $     1.35         $     0.12
                                                       ==========         ==========         ==========         ==========
Diluted income per share                               $     1.13         $     0.11         $     1.33         $     0.12
                                                       ==========         ==========         ==========         ==========



See accompanying notes to consolidated financial statements.

                         WESTERN RESERVE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                           Three months ended                    Six months ended
                                                                June 30,                             June 30,
                                                        2001                2000             2001               2000
                                                      ---------          ---------         ---------          ---------
Net income                                            $ 448,353          $  36,174         $ 525,190          $  37,210
Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities:
         Unrealized gains (losses) arising
            during the period                            (6,645)             3,249            16,136            (11,479)
                                                      ---------          ---------         ---------          ---------
                                                         (6,645)             3,249            16,136            (11,479)

                                                      ---------          ---------         ---------          ---------
Comprehensive income                                  $ 441,708          $  39,423         $ 541,326          $  25,731
                                                      =========          =========         =========          =========





See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Six months ended June 30,
                                                                           2001                  2000
                                                                       ------------          ------------
Cash flows from operating activities
      Net income                                                       $    525,190          $     37,210
      Adjustments to reconcile net income to
        net cash from operating activities:
           Provision for loan losses                                        158,200               106,000
           Depreciation                                                      52,212                50,318
           Net accretion of discounts on securities                           2,308                  (353)
           Loans originated for sale                                     (5,237,297)           (1,697,650)
           Proceeds from sales of loan originations                       5,474,785             1,610,394
           Gains on sales of loans                                          (37,488)              (12,744)
           Net change in interest receivable                                 15,292               (38,213)
           Net change in interest payable                                    34,743                37,437
           Net change in other assets                                      (502,111)              (45,814)
           Net change in other liabilities                                   64,427               (29,653)
                                                                       ------------          ------------
              Net cash from operating activities                            550,261                16,932

Cash flows from investing activities
      Maturities and paydowns of securities available for sale            6,647,038                    --
      Purchases of securities available for sale                         (4,093,114)                   --
      (Purchase) redemption of Federal Reserve Bank stock                   (11,000)               29,850
      (Purchase) of Federal Home Loan Bank stock                             (3,200)              (87,000)
      Net change in loans                                                (7,248,094)           (8,284,141)
      Purchases of premises and equipment                                   (19,870)              (21,939)
                                                                       ------------          ------------
           Net cash from investing activities                            (4,728,240)           (8,363,230)

Cash flows from financing activities
      Net increase in deposits                                            9,130,357            10,059,394
      Net change in short-term borrowings                                    83,390               160,666
                                                                       ------------          ------------
           Net cash from financing activities                             9,213,747            10,220,060
                                                                       ------------          ------------

Change in cash and cash equivalents                                       5,035,768             1,873,762
Cash and cash equivalents at beginning of period                          3,380,128             1,437,616
                                                                       ------------          ------------
Cash and cash equivalents at end of period                             $  8,415,896          $  3,311,378
                                                                       ============          ============

Supplemental disclosures of cash flow information
      Cash paid during the period for
           Interest                                                    $    986,549          $    643,579
           Taxes                                                                  0                     0



See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that all adjustments necessary for a fair presentation have been made and that all adjustments were of a normal recurring nature.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Annual Report of the Company for the year ended December 31, 2000 contains consolidated financial statements and related notes that should be read in conjunction with the accompanying consolidated financial statements.

Reclassifications: Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.


NOTE 2 - LOANS

Loans at June 30, 2001 and December 31, 2000, were as follows:

                                      June 30,          December 31,
                                        2001               2000
                                        ----               ----
Commercial                          $37,764,989         $30,209,223
Home equity lines of credit           4,330,841           3,128,341
Residential mortgage
   and construction                   1,372,713           3,087,244
Loans held for sale                          --             200,000
Consumer loans                        2,115,419           1,996,033
Credit card                             173,345             154,778
                                    -----------         -----------
                                    $45,757,307         $38,775,619
                                    ===========         ===========


NOTE 3 - DEPOSITS

Deposits at June 30, 2001 and December 31, 2000, were as follows:

                                     June 30,          December 31,
                                       2001               2000
                                       ----               ----
Noninterest-bearing demand         $ 6,721,765         $ 4,785,477
Interest-bearing demand              2,674,147           2,873,933
Savings and money market            28,113,746          25,896,217
Time under $100,000                  7,091,624           4,497,892
Time $100,000 and over               6,452,837           3,870,243
                                   -----------         -----------
                                   $51,054,119         $41,923,762
                                   ===========         ===========

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company and the Bank lease their facility under an operating lease from a member of the Board of Directors. The lease term is for ten years, with two five-year renewal options. The Company has recorded $55,490 of rent expense under the lease year-to-date through June 30, 2001.


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


NOTE 6 - INCOME TAXES

The Company records income taxes using the liability method. This method provides that deferred tax assets and liabilities, which are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, are computed using current tax rates and recorded on the balance sheet. The tax benefit associated with the net operating loss carryforward had been offset with a valuation allowance, since the Company had a limited history of generating taxable income. The valuation allowance was eliminated in the second quarter of 2001 based on the Company's continuing record of earnings and management's determination that the realization of the deferred tax asset was more likely than not. The effect of eliminating the valuation allowance was a tax benefit of $421,603.


NOTE 7--STOCK OPTIONS

The Company has a nonqualified stock option plan. Under the plan as amended and restated, options to buy a total of 100,000 shares of the Company's common stock may be granted to directors, officers and employees. The maximum option term is ten years, and options vest over three years as follows: 25% one year from the grant date, 50% after two years, and 100% after three years. During the first quarter of 2001, options for 1,000 shares were granted to each of the Company's nine outside directors, subject to regulatory approval, with an exercise price of $25.00 per share, which was the market value as of the date of grant. During the second quarter of 2001, options for 250 shares were granted to an officer of the Bank, with an exercise price of $25.00 per share. As of June 30, 2001 and December 31, 2000, there were a total of 91,012 and 81,762 options outstanding, respectively, with exercise prices ranging from $20.00 to $40.00.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2001

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at June 30, 2001, to December 31, 2000, and the results of operations for the three months and six months ended June 30, 2001 and 2000. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Total assets as of June 30, 2001 increased 20.2%, or $9,854,243 to $58,735,654, compared with $48,881,411 at December 31, 2000. The increase in total assets was funded primarily by the Bank's continuing growth of new deposit accounts. Deposits increased to $51,054,119 at June 30, 2001, an increase of $9,130,357, or 21.8%, compared to the $41,923,762 at December 31, 2000. Of the increased deposits, approximately $7,000,000 was used to make loans to the bank's borrowers, and the balance was placed in short-term federal funds sold in anticipation of continuing loan demand and for liquidity purposes. Cash and cash equivalents increased $5,035,768 to $8,415,896 at June 30, 2001 from $3,380,128 at December 31, 2000.

Total loans at June 30, 2001, were $45,757,307, compared to $38,775,619 at December 31, 2000, an increase of $6,981,688, or 18.0%. As of June 30, 2001, commercial loans to businesses were $37,764,989, or 82.5% of total loans. $5,703,554, or 12.5%, of total loans were residential real estate and home equity loans, and $2,288,764, or 5.0%, were consumer installment and credit card loans. There were no mortgage loans held for sale at June 30, 2001, compared with $200,000 at December 31, 2000.

The majority of the Bank's loan growth has been in commercial loans in the Bank's primary lending area of Medina County and adjacent counties. Since December 31, 2000, commercial loans increased $7,556,000. This growth consisted of approximately $5,569,000 in commercial real estate loans, $1,283,000 in commercial lines of credit, $913,000 in loan participations purchased from other financial institutions, $647,000 in short-term commercial construction loans,

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2001

FINANCIAL CONDITION (CONTINUED)

and $480,000 in SBA-guaranteed loans. During the same period, commercial loans to businesses decreased $1,331,000. Additional growth of $1,203,000 was realized in home equity lines of credit in the first six months of 2001, due primarily to a home equity promotion in the second quarter. The Bank experienced a decrease of $1,715,000 in its residential mortgage and construction loan portfolio, mainly due to the completion of construction and the sale of the related permanent mortgage loans, as well as the refinancing and sale of additional mortgage loans.

Of the total loans in the Bank's portfolio at June 30, 2001, $37,906,000, or 82.8% were at a variable rate of interest, and $7,852,000 were fixed rate. Of the total loans, $25,736,000, or 56.3%, mature or are able to be repriced within twelve months. Only $321,000 of the Bank's total loans mature or reprice in more than five years.

Management anticipates that loan demand will continue to be strong, especially in the commercial loan segment. The Bank's loan-to-deposit ratio as of June 30, 2001, was 89.6%, compared to 92.5% at December 31, 2000. Management expects that the loan-to-deposit ratio will remain in the range of approximately 85%-95%. The Bank's loan-to-assets ratio was 77.9% at June 30, 2001, down slightly from 79.3% at December 31, 2000.

During the first half of 2001, all of the Bank's portfolio of government agency securities were called due to decreases in interest rates. The Bank reinvested approximately $2,000,000 in government agency securities and $2,050,000 in variable-rate mortgage-backed securities (MBSs), and the remainder was held in short-term federal funds sold in anticipation of loan fundings. As of June 30, 2001, the Bank owned $1,491,000 of U.S. government agency securities and $1,939,000 of variable-rate MBSs in its available-for-sale investment portfolio. As loan demand continues to increase, if the Bank needs additional funds it could sell these securities or use them as collateral for short-term borrowings. As of June 30, 2001, the maturity dates of the agency securities ranged from March 2006 to April 2008. Of the MBSs, $1,135,000 reprice in one year or less, and $803,000 reprice in three to five years.

As discussed above, total deposits increased to $51,054,119 at June 30, 2001, compared to $41,923,762 at December 31, 2000. Deposits at June 30, 2001 consisted of $6,721,765 or 13.2% in noninterest-bearing demand deposits, $2,674,147 or 5.2% in interest-bearing NOW accounts, $28,113,746 or 55.1% in savings and money market accounts, $11,417,693 or 22.4% in time certificates of deposit, and $2,126,768 or 4.2% in IRAs. During the first two quarters of 2001, deposits increased more rapidly than in the previous three quarters. This was due in part to the Bank obtaining an additional $1,500,000 (for a total of $2,100,000) in six-month CDs through the State of Ohio's Bid Ohio program. The rates on these CDs range from 5.26% to 6.00%. The Bank expects that these CDs will be allowed to roll off when they mature in early July and August. The Bank also experienced an increase in personal certificates of deposit. As interest

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2001

FINANCIAL CONDITION (CONTINUED)

rates fell throughout the first half of 2001, depositors moved funds from savings and money market accounts to CDs to lock in the higher rates. The majority of the Bank's deposits continue to be in Market Rate Savings accounts. This product is a liquid savings account that offers tiered rates which, at balances of $15,000 or more, are indexed to a national money-market average, plus 5 to 15 basis points. The weighted average cost of all market rate savings accounts during the first half of 2001 was 4.75% (4.24% in the second quarter, compared to 5.39% in the first quarter).

Total shareholders' equity increased $541,326, to $7,231,316 at June 30, 2001, from $6,689,990 at December 31, 2000. This increase was due to the Company's net income of $525,190 for the first half of 2001, and an increase in the fair value of its available-for-sale securities of $16,136. Refer to Note 6--Income Taxes on page 9 for additional discussion of the effect of income taxes on the Company's net income.

RESULTS OF OPERATIONS

The Bank recorded its first monthly profit in February 2000, and has continued to record quarterly profits since then. To facilitate understanding of the Bank's growth and activities during 2000 and year-to-date 2001, a comparison of selected financial information for each of the quarters of 2000 will be presented in addition to comparisons of the first two quarters of 2001 and 2000.

For the first six months of 2001, consolidated net income was $525,190, compared to $37,210 in the same period of 2000. Before the effects of income taxes, first half income was $156,951, compared to $37,210 for the same period in the prior year. The Corporation's income before taxes for the second quarter of 2001 was $80,114, up 4.3% from $76,837 in the first quarter. This compares with 2000 quarterly income of $56,935 in the fourth quarter, and $65,077, $36,174 and $1,036 in the third, second and first quarters, respectively.

The Bank's net interest income before the provision for loan losses for the first six months of 2001 was $1,104,246, of which $573,184 was earned in the second quarter, up from $531,062 in the first quarter. This compares with a total of $813,403 in the first six months of 2000.

Interest income on loans for the first six months of 2001 was $1,867,481, of which $933,583 was earned in the second quarter, compared to $933,898 in the first quarter. This compares with a total of $1,246,285 in the first six months of 2000. Interest income from securities and short-term funds was $258,057 in the first six months of 2001 ($134,974 in the second quarter and $123,083 in the first quarter). In the first six months of 2000, interest income on securities and short-term funds totaled $248,134. The increase in 2001 was due to the Bank's increased liquidity resulting from increased deposits and maturities of securities, the proceeds of which were kept in short-term

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2001

RESULTS OF OPERATIONS (CONTINUED)

federal funds and securities. The increased volume was offset by decreases in rates, thus causing lower overall yields on those funds.

Interest expenses totaled $1,021,292 in the first six months of 2001, of which $495,373 was incurred in the second quarter and $525,919 in the first quarter. This compares with a total of $681,016 for the first six months of 2000. The decrease in interest expense in the second quarter of 2001 was due to decreases in overall interest rates throughout 2001.

The Bank's net interest margin for the first six months of 2001 was 4.23% (including year-to-date loan fees of $33,728, which contributed 0.13% to the net interest margin). For the second quarter of 2001, the Bank's net interest margin was 4.18%, compared to 4.28% in the first quarter of 2001. In 2000, the net interest margin by quarter (including loan fees) was 4.36% in the fourth quarter, 4.47% in the third, 4.56% in the second and 4.53% in the first quarter. The Bank's yield on earning assets has declined in the second quarter to 7.80%, from 8.54% in the first quarter of 2001, down from 8.66% in the fourth quarter of 2000, 8.78% during the third quarter, 8.52% in the second quarter and 8.17% in the first quarter. These changes reflect the effects the Federal Reserve Bank's actions of interest rate increases throughout 2000, followed by rate decreases in the first and second quarters of 2001. The cost of interest-bearing funds has followed the same trend, decreasing to 4.54% in the second quarter of 2001 from 5.36% in the first quarter, compared to 5.55% in the fourth quarter 2000, 5.46% in the third quarter, 5.05% in the second quarter and 4.70% in the first quarter of 2000.

In the second quarter of 2001, the Bank provided $93,200 for probable future loan losses, compared to $65,000 in the first quarter. During 2000, $71,800 was expensed in the fourth quarter, $42,000 in the third quarter, $49,500 in the second quarter and $56,500 in the first quarter. Management's determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the expected loss experience of the Bank. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, the creditworthiness of the Bank's borrowers and other related factors. The provision for loan losses has also been impacted by the rapid loan growth experienced by the Bank.

At June 30, 2001, the Bank had four loans totaling $175,384 in nonaccrual status. One of these loans, in the amount of $74,979, was more than 90 days past due. Three other loans to one borrower, totaling $100,405, were 10 days or less past due, but will remain in nonaccrual status until management determines the borrower will continue to perform as agreed. One other loan in the amount of $277,888 was more than 60 days past due. This compares with December 31, 2000, when there were four loans totaling $204,778 in nonaccrual, and no other loans more than 60 days delinquent. In the first half of 2001, four loans totaling $104,128 were charged-off, and $37,722

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2001

RESULTS OF OPERATIONS (CONTINUED)

of prior losses was recovered. Management believes the allowance for loan losses at June 30, 2001, is adequate to absorb probable losses in the loan portfolio.

Total noninterest income for the first six months of 2001 was $96,364, up from $54,514 for the same period in 2000. Noninterest income was $58,026 in the second quarter of 2001, compared to $38,338 in the first quarter, and $38,761 in the fourth quarter of 2000, compared with $33,066, $26,941 and $27,573 in the third, second and first quarters, respectively. During the second quarter of 2001, the Bank experienced a significant increase in the volume of mortgage loan applications, primarily refinancing activity due to lower interest rates. The Bank sells these long-term fixed-rate mortgages (and the related servicing), and the realized gains from the sale of these loans were $27,467in the second quarter, up from $10,021 in the first quarter. Aside from service charges on deposit accounts and gains on sales of mortgage loans, the largest components of other noninterest income are fee income from the bank's credit card and ATM programs, the rental of safe deposit boxes, and the sales of checks to depositors.

Noninterest expenses were $885,459 for the first six months of 2001, compared with $724,707 in the same period of 2000. In the second quarter of 2001, noninterest expenses were $457,896, compared to $427,563 in the first quarter. During 2001 and 2000, noninterest expenses have increased as the bank has grown, with $419,491 in the fourth quarter, $392,578 in the third quarter, $379,691 in the second quarter and $345,016 in the first quarter. The growth in noninterest expenses throughout 2000 and in the first half 2001 is attributable primarily to additional salaries and benefits associated with growth of the bank and increased staffing in the lending area, increased data processing costs, and depreciation. Total "other expenses" in the first six months of 2001 and 2000 consisted primarily of the following:

                                 Six months ended June 30,
                                   2001            2000
                                   ----            ----
Insurance                        $12,597         $11,920
Travel and entertainment          10,589           6,909
Telephone                          7,719           6,490
Other                             40,152          27,600
                                 -------         -------
                                 $71,057         $52,919
                                 =======         =======

Management expects that noninterest expenses will continue to increase moderately during the next several quarters in conjunction with the growth of the Bank.

As discussed in Note 6, in the second quarter of 2001 the Company eliminated the valuation allowance associated with the deferred tax asset. The effect of eliminating the valuation allowance was a tax benefit of $421,603. Current income tax expense recorded year-to-date through June 30, 2001, was $53,364.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2001

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

The primary uses of cash are lending to the Bank's borrowers, and investing in securities and short-term interest-earning assets. Management believes its current liquidity level is sufficient to meet future anticipated growth. However, if loan demand significantly outpaces deposit growth, alternative sources of liquidity include the sale of available-for-sale securities from the Bank's securities portfolio, Federal Home Loan Bank advances, the purchase of federal funds, repurchase agreements, national-market CDs or brokered deposits.

At June 30, 2001 and December 31, 2000, Western Reserve Bank's risk-based capital ratios based on Federal Reserve Board guidelines were as follows:

                                                            June 30,     December 31,           Well-
                                                              2001           2000            capitalized
                                                              ----           ----            -----------
     Tier 1 "core" capital to risk-weighted assets             10.1%          11.7%              6.0%
     Total capital to risk-weighted assets                     14.0           12.8              10.0%
     Tier 1 leverage ratio                                      9.5           10.6               5.0%

As the Bank continues to grow, management expects its risk-based capital ratios to continue to decrease to more typical levels.

As a de novo, or start-up, institution, the Bank is required, under the terms of its approval order from the State of Ohio, to maintain a minimum ratio of its Tier 1 capital to total assets of at least 9% during its first three years of operations. At June 30, 2001, the Bank's ratio of Tier 1 capital to total assets was 9.26%, compared to 10.45% at December 31, 2000.

As discussed above, total shareholders' equity increased $541,326, to $7,231,316 at June 30, 2001 from $6,689,990 at December 31, 2000.

                          WESTERN RESERVE BANCORP, INC.
                                  JUNE 30, 2001

SELECTED QUARTERLY FINANCIAL INFORMATION
($000's except per share data)           6/30/01      3/31/01      12/31/00     9/30/00      6/30/00       3/31/00
                                         -------      -------      --------     -------      -------       -------
BALANCE SHEET DATA:
Total assets                            $  58,736    $  53,702    $  48,881     $ 45,676     $ 41,796     $  38,464
Securities available for sale               3,436        3,006        5,978        5,926        5,881         5,878
Total loans                                45,757       41,269       38,776       33,863       31,743        27,364
Allowance for loan losses                     606          532          514          442          400           349
Total deposits                             51,054       46,664       41,924       39,988       36,663        33,288
Shareholders' equity                        7,231        6,790        6,690        5,248        4,894         4,855

INCOME STATEMENT DATA:
Total interest income                   $   1,068    $   1,057    $   1,013     $    917     $    818     $     676
Total interest expense                        495          526          503          450          380           301
                                        ---------    ---------    ---------     --------     --------     ---------
Net interest income                           573          531          510          467          438           375
Provision for loan losses                      93           65           72           42           49            57
                                        ---------    ---------    ---------     --------     --------     ---------
Net interest income after provision
   for loan losses                            480          466          438          425          389           318
Noninterest income                             58           38           38           33           27            28
Noninterest expense                           458          427          419          393          380           345
                                        ---------    ---------    ---------     --------     --------     ---------
Income before income tax                       80           77           57           65           36             1
Income tax benefit                            421  *
Income tax expense                            (53)*         --           --           --           --            --
                                        ---------    ---------    ---------     --------     --------     ---------
Net income                              $     448    $      77    $      57     $     65     $     36     $       1
                                        =========    =========    =========     ========     ========     =========

PER SHARE DATA:
Basic income per common share           $    1.16 *  $    0.20    $    0.17     $   0.20     $   0.11     $    0.00
Diluted income per common share              1.13 *       0.19         0.16         0.20         0.11          0.00
Book value per share                        18.63        17.50        17.24        15.87        15.28         15.16
Average shares used for net earnings
   per share calculations--basic          388,052      388,052      333,382      320,267      320,267       320,267
Average shares used for net earnings
   per share calculations--diluted        395,582      395,582      336,200      322,178      321,324       321,324

OPERATING RATIOS (%):
Total net loans to total deposits           88.44%       87.30%       91.26%       83.58%       85.49%        81.16%
Total shareholders' equity
   to total assets                          12.31        12.64        13.69        11.49        11.71         12.62
Average shareholders' equity
   to average assets                        12.37        12.92        12.76        11.59        12.14         13.93
Return on avg. equity (annualized)          25.37 *       4.58         3.51         5.19         2.97          0.09
Return on avg. assets (annualized)           3.14 *       0.59         0.47         0.60         0.36          0.01
Allowance for loan losses
   to total loans                            1.32         1.29         1.33         1.31         1.26          1.27

QUARTERLY AVERAGE BALANCES:
Average assets                          $  57,124    $  51,999    $  48,259     $ 43,237     $ 40,127     $  34,769
Average shareholders' equity                7,069        6,718        6,496        5,012        4,873         4,843



* Refer to Note 6 and the discussion on page 14 regarding the income tax benefit of eliminating the valuation allowance for the deferred tax asset.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2001

                           PART II--OTHER INFORMATION


Items 1 - 3 and 5 are not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of the shareholders of Western Reserve Bancorp, Inc. was held on April 25, 2001 in accordance with the notice of meeting and proxy statement mailed to shareholders. Each of the following Class I directors was elected to a three-year term ending in 2004: Roland H. Bauer, Bijay K. Jayaswal, P.M. Jones and Ray E. Laribee. A total of 230,543 shares were represented at the meeting. Mssrs. Bauer, Jones and Laribee each received 229,543 votes, and Dr. Jayaswal received 229,043 votes. No other matters were presented to the meeting.


Item 6 - Exhibits and Reports on Form 8-K:

         (a) Exhibits

 EXHIBIT
 NUMBER    DESCRIPTION
 ------    -----------
   3.1     Certificate of Incorporation of Western Reserve Bancorp, Inc.     *
   3.2     Bylaws of Western Reserve Bancorp, Inc.                           *
   4.1     Stock Certificate of Western Reserve Bancorp, Inc.                *
  10.1     Employment Contract of Edward J. McKeon                           *
  10.2     Lease Agreement by and between Michael Rose DBA Washington
           Properties and Western Reserve Bancorp, Inc.                      *
  10.3     Western Reserve Bancorp, Inc. 1998 Stock Option Plan,
           Amended and Restated as of April 20, 2000                         *
   11      Earnings per Share                                               19


* Previously filed and incorporated herein by reference.


         (b) No current reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Western Reserve Bancorp, Inc.

Date: August 14, 2001       By:  /s/ Edward J. McKeon
                                -------------------------------------------
                                Edward J. McKeon
                                President and Chief Executive Officer
                                (Principal Executive Officer)

                                 /s/ Cynthia A. Mahl
                                -------------------------------------------
                                Cynthia A. Mahl
                                Senior Vice President/Chief Financial Officer (Principal Financial Officer)