Form 10QSB
period 2001-09-30
WESTERN RESERVE BANCORP INC
filed 2001-11-14
CIK 1051473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
       For the quarter ended September 30, 2001

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

                              388,052 common shares
                              ---------------------
              (number of shares outstanding as of October 31, 2001)


Transitional Small Business Disclosure Format (Check one):     Yes [ ]   No [X]

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2001


PART I--FINANCIAL INFORMATION
                                                                            Page
ITEM 1   FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 2001
            and December 31, 2000...........................................   3

         Consolidated Statements of Income for the three months
            and nine months ended September 30, 2001 and 2000...............   4

         Consolidated Statements of Comprehensive Income for the three
            months and nine months ended September 30, 2001 and 2000 .......   5

         Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2001 and 2000...................   6

         Notes to Consolidated Financial Statements.........................   7

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................   11

PART II--OTHER INFORMATION..................................................  18

SIGNATURES..................................................................  19

                            WESTERN RESERVE BANCORP, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                             September 30,       December 31,
                                                                 2001                2000
                                                             ------------        ------------
Assets
     Cash and due from banks                                 $  1,363,140        $  1,211,128
     Federal funds sold                                         4,120,000           2,169,000
                                                             ------------        ------------
        Cash and cash equivalents                               5,483,140           3,380,128
     Securities available for sale                              3,300,094           5,978,165
     Loans                                                     51,135,247          38,775,619
     Allowance for loan losses                                   (700,619)           (514,109)
                                                             ------------        ------------
        Loans, net                                             50,434,628          38,261,510
     Federal Reserve Bank stock                                   155,200             144,200
     Federal Home Loan Bank stock                                  95,000              90,200
     Premises and equipment, net                                  676,722             724,023
     Accrued interest receivable and other assets                 870,323             303,185
                                                             ------------        ------------
            Total Assets                                     $ 61,015,107        $ 48,881,411
                                                             ============        ============

Liabilities
     Deposits
        Noninterest-bearing                                  $  6,725,000        $  4,785,477
        Interest-bearing                                       46,663,138          37,138,285
                                                             ------------        ------------
            Total deposits                                     53,388,138          41,923,762
     Short-term borrowings                                        109,218             199,163
     Accrued interest payable and other liabilities               194,492              68,496
                                                             ------------        ------------
            Total Liabilities                                  53,691,848          42,191,421

Shareholders' Equity
     Common stock, without par value, $1 stated value:
        750,000 shares authorized, 388,052 shares
        issued and outstanding at September 30, 2001
        and December 31, 2000                                     388,052             388,052
     Additional paid-in capital                                 7,557,845           7,557,845
     Accumulated deficit                                         (648,487)         (1,235,320)
     Accumulated other comprehensive income (loss)                 25,849             (20,587)
                                                             ------------        ------------
        Total Shareholders' Equity                              7,323,259           6,689,990
                                                             ------------        ------------
            Total Liabilities and Shareholders' Equity       $ 61,015,107        $ 48,881,411
                                                             ============        ============

See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                          Three months ended                 Nine months ended
                                                             September 30,                      September 30,
                                                        2001               2000             2001             2000
                                                     -----------        ----------       ----------       ----------
Interest Income
      Loans, including fees                          $   963,689        $  779,565       $2,831,170       $2,025,850
      Securities                                          51,343            91,481          176,556          273,543
      Federal funds sold and other
         short-term funds                                 41,493            46,128          174,337          112,200
                                                     -----------        ----------       ----------       ----------
                                                       1,056,525           917,174        3,182,063        2,411,593
Interest Expense
      Deposits                                           436,276           446,775        1,453,513        1,122,388
      Short-term borrowings                                1,592             3,810            5,647            9,213
                                                     -----------        ----------       ----------       ----------
                                                         437,868           450,585        1,459,160        1,131,601
                                                     -----------        ----------       ----------       ----------
           Net interest income                           618,657           466,589        1,722,903        1,279,992
Provision for Loan Losses                                131,400            42,000          289,600          148,000
                                                     -----------        ----------       ----------       ----------
           Net interest income after
              provision for loan losses                  487,257           424,589        1,433,303        1,131,992
Noninterest Income
      Service charges on deposit accounts                 17,553            12,052           52,956           37,235
      Gains on sales of mortgage loans                    19,075            11,103           56,563           23,847
      Other                                               12,501             9,911           35,974           26,498
                                                     -----------        ----------       ----------       ----------
                                                          49,129            33,066          145,493           87,580
Noninterest Expense
      Salaries and benefits                              232,023           188,956          685,402          534,583
      Premises and equipment                              72,648            68,868          218,642          203,527
      Data processing                                     41,803            37,278          122,633          106,141
      Professional fees                                    8,242            17,952           41,720           55,581
      Taxes other than income and payroll                 16,532            15,620           49,645           47,170
      Marketing, public relations and contrib.            17,238            17,258           53,928           49,663
      Supplies, printing and postage                      12,148            11,462           43,066           32,517
      Other                                               42,354            35,184          113,411           88,103
                                                     -----------        ----------       ----------       ----------
                                                         442,988           392,578        1,328,447        1,117,285
                                                     -----------        ----------       ----------       ----------
Income before income taxes                                93,398            65,077          250,349          102,287
      Income tax benefit (expense)                       (31,755)               --          336,484               --
                                                     -----------        ----------       ----------       ----------
Net Income                                           $    61,643        $   65,077       $  586,833       $  102,287
                                                     ===========        ==========       ==========       ==========

Average shares outstanding (basic)                       388,052           320,267          388,052          320,267
                                                     ===========        ==========       ==========       ==========
Average shares outstanding (diluted)                     395,582           321,324          395,582          321,609
                                                     ===========        ==========       ==========       ==========

Basic income per share                               $      0.16        $     0.20       $     1.51       $     0.32
                                                     ===========        ==========       ==========       ==========
Diluted income per share                             $      0.16        $     0.20       $     1.48       $     0.32
                                                     ===========        ==========       ==========       ==========

See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                               Three months ended            Nine months ended
                                                  September 30,                 September 30,
                                               2001           2000           2001           2000
                                              -------       --------       --------       --------
Net income                                    $61,643       $ 65,077       $586,833       $102,287
Other comprehensive income, net of tax:
     Unrealized gains on securities
         arising during the period             30,300         44,465         46,436         32,986
                                              -------       --------       --------       --------
                                               30,300         44,465         46,436         32,986
                                              -------       --------       --------       --------
Comprehensive income                          $91,943       $109,542       $633,269       $135,273
                                              =======       ========       ========       ========

See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine months ended September 30,
                                                                          2001                2000
                                                                      ------------        ------------
Cash flows from operating activities
       Net income                                                     $    586,833        $    102,287
       Adjustments to reconcile net income to
         net cash from operating activities:
            Provision for loan losses                                      289,600             148,000
            Depreciation                                                    78,850              76,061
            Net amortization (accretion) on securities                       6,053                (469)
            Loans originated for sale                                   (7,465,360)         (2,974,550)
            Proceeds from sales of loan originations                     7,621,923           2,998,397
            Gains on sales of loans                                        (56,563)            (23,847)
            Net change in interest receivable                              (11,106)           (122,158)
            Net change in interest payable                                  (7,676)             21,097
            Net change in other assets                                    (556,032)            (25,920)
            Net change in other liabilities                                120,356             (35,272)
                                                                      ------------        ------------
               Net cash from operating activities                          606,878             163,626

Cash flows from investing activities
       Maturities and paydowns of securities available for sale          6,824,884                  --
       Purchases of securities available for sale                       (4,093,114)                 --
       (Purchase) redemption of Federal Reserve Bank stock                 (11,000)             29,850
       Purchase of Federal Home Loan Bank stock                             (4,800)            (88,600)
       Net change in loans                                             (12,562,718)        (10,504,588)
       Purchases of premises and equipment                                 (31,549)            (46,139)
                                                                      ------------        ------------
            Net cash from investing activities                          (9,878,297)        (10,609,477)

Cash flows from financing activities
       Net increase in deposits                                         11,464,376          13,384,925
       Net change in short-term borrowings                                 (89,945)            382,686
       Cash received for stock subscriptions                                    --             244,050
                                                                      ------------        ------------
            Net cash from financing activities                          11,374,431          14,011,661
                                                                      ------------        ------------

Change in cash and cash equivalents                                      2,103,012           3,565,810
Cash and cash equivalents at beginning of period                         3,380,128           1,437,616
                                                                      ------------        ------------
Cash and cash equivalents at end of period                            $  5,483,140        $  5,003,426
                                                                      ============        ============

Supplemental disclosures of cash flow information
       Cash paid during the period for
            Interest                                                  $  1,466,836        $    643,580
            Taxes                                                                0                   0

See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

NOTE 2 - LOANS

Loans at September 30, 2001 and December 31, 2000, were as follows:

                                         September 30,      December 31,
                                             2001              2000
                                         -------------      ------------
        Commercial                        $42,407,619       $30,209,223
        Home equity lines of credit         4,905,579         3,128,341
        Residential mortgage
           and construction                 1,475,749         3,087,244
        Loans held for sale                   100,000           200,000
        Consumer loans                      2,066,557         1,996,033
        Credit card                           179,743           154,778
                                          -----------       -----------
                                          $51,135,247       $38,775,619
                                          ===========       ===========

Activity in the Allowance for Loan Losses for the nine months ended September 30, 2001 and 2000, was as follows:

                                        Nine months ended September 30,
                                             2001             2000
                                        -------------    --------------
          Beginning balance               $ 514,109        $ 307,000
          Loans charged off                (207,958)         (14,746)
          Recoveries                        104,868            2,055
          Provision for loan losses         289,600          148,000
                                          ---------        ---------
          Ending balance                  $ 700,619        $ 442,309
                                          =========        =========

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 3 - DEPOSITS

Deposits at September 30, 2001 and December 31, 2000, were as follows:

                                         September 30,      December 31,
                                             2001              2000
                                         -------------      ------------
         Noninterest-bearing demand       $ 6,725,000       $ 4,785,477
         Interest-bearing demand            2,836,791         2,873,933
         Savings and money market          30,857,275        25,896,217
         Time under $100,000                7,353,711         4,497,892
         Time $100,000 and over             5,615,361         3,870,243
                                          -----------       -----------
                                          $53,388,138       $41,923,762
                                          ===========       ===========

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company and the Bank lease their facility under an operating lease from a member of the Board of Directors. The lease term is for ten years, with two five-year renewal options. The Company has recorded $83,234 of rent expense under the lease year-to-date through September 30, 2001.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with Mr. Edward McKeon, the Chief Executive Officer. The agreement, which expires December 31, 2001, provides a base annual salary of $125,000. In the event the officer is terminated without cause, the Company has an obligation to pay the officer's salary through the date of termination, plus eighteen months salary as severance, which totals approximately $204,750. The Company's Board of Directors is in the process of finalizing a new contract with Mr. McKeon.

NOTE 6 - INCOME TAXES

The Company records income taxes using the liability method. This method provides that deferred tax assets and liabilities, which are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, are computed using current tax rates and recorded on the balance sheet. At December 31, 2000, the tax benefit associated with the net operating loss carryforward had been offset with a valuation allowance, since the Company had a limited history of generating taxable income. The valuation allowance was eliminated in the second quarter of 2001 based on the Company's continuing record of earnings and management's determination that the realization of the deferred tax asset was more likely than not. The effect of eliminating the valuation allowance was the recognition of a tax benefit of $421,603.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 7 -- STOCK OPTIONS

The Company has a nonqualified stock option plan. Under the plan as amended and restated, options to buy a total of 100,000 shares of the Company's common stock may be granted to directors, officers and employees. The maximum option term is ten years, and options vest over three years as follows: 25% one year from the grant date, 50% after two years, and 100% after three years. During the first quarter of 2001, options for 1,000 shares were granted to each of the Company's nine outside directors, subject to regulatory approval, with an exercise price of $25.00 per share, which was the market value as of the date of grant. During the second quarter of 2001, options for 250 shares were granted to an officer of the Bank, with an exercise price of $25.00 per share. As of September 30, 2001 and December 31, 2000, there were a total of 91,012 and 81,762 options outstanding, respectively, with exercise prices ranging from $20.00 to $40.00.

                          WESTERN RESERVE BANCORP, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2001

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at September 30, 2001, to December 31, 2000, and the results of operations for the three months and nine months ended September 30, 2001 and 2000. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Total assets as of September 30, 2001 increased 24.8%, or $12,133,696 to $61,015,107, compared with $48,881,411 at December 31, 2000. The increase in total assets was funded primarily by the Bank's continuing growth of new deposit accounts. Deposits increased to $53,388,138 at September 30, 2001, an increase of $11,464,376, or 27.3%, compared to the $41,923,762 at December 31, 2000. The increased deposits were used to make loans to the bank's borrowers. Cash and cash equivalents increased $2,103,012 to $5,483,140 at September 30, 2001 from $3,380,128 at December 31, 2000.

Total loans at September 30, 2001, were $51,135,247, compared to $38,775,619 at December 31, 2000, an increase of $12,359,628, or 31.9%. As of September 30, 2001, commercial loans to businesses were $42,407,619, or 82.9% of total loans. $6,381,328, or 12.5%, of total loans were residential real estate and home equity loans, and $2,246,300, or 4.4%, were consumer installment and credit card loans. There was $100,000 in mortgage loans held for sale at September 30, 2001, compared with $200,000 at December 31, 2000.

The majority of the Bank's loan growth has been in commercial loans in the Bank's primary lending area of Medina County and adjacent counties. Since December 31, 2000, commercial loans increased $12,198,000. This growth consisted of approximately $8,951,000 in commercial real estate loans, $2,082,000 in commercial lines of credit, $1,031,000 in loan participations purchased from other financial institutions, $862,000 in short-term commercial construction loans,

                          WESTERN RESERVE BANCORP, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2001

FINANCIAL CONDITION (CONTINUED)

and $585,000 in SBA-guaranteed loans. During the same period, commercial loans to businesses decreased $1,150,000. Additional growth of $1,778,000 was realized in home equity lines of credit in the first nine months of 2001, due primarily to a home equity promotion in the second quarter. The Bank experienced a decrease of $1,611,000 in its residential mortgage and construction loan portfolio, mainly due to the completion of construction and the sale of the related permanent mortgage loans, as well as the refinancing and sale of additional mortgage loans.

Of the total loans in the Bank's portfolio at September 30, 2001, $44,013,617, or 86.1% were at a variable rate of interest, and $7,121,630 were fixed rate. Of the total loans, $29,622,466, or 57.9%, mature or are able to be repriced within twelve months. $5,520,916 of the Bank's loans mature or reprice in more than three years, and only $406,426 mature or reprice in more than five years.

Management anticipates that loan demand will continue to be strong, especially in the commercial loan segment. The Bank's loan-to-deposit ratio as of September 30, 2001, was 95.6%, compared to 92.5% at December 31, 2000. Management expects that the loan-to-deposit ratio will remain in the range of approximately 85%-95%, but may increase to 100%. The Bank's loan-to-assets ratio was 83.8% at September 30, 2001, up slightly from 79.3% at December 31, 2000.

During the first six months of 2001, all of the Bank's portfolio of government agency securities were called due to decreases in interest rates. The Bank reinvested approximately $2,000,000 in government agency securities and $2,050,000 in variable-rate mortgage-backed securities (MBSs), and the remainder was held in short-term federal funds sold in anticipation of loan fundings. As of September 30, 2001, the Bank owned $1,533,000 of U.S. government agency securities and $1,767,094 of variable-rate MBSs in its available-for-sale securities portfolio. As loan demand continues to increase, if the Bank needs additional funds it could sell these securities or use them as collateral for short-term borrowings. As of September 30, 2001, the maturity dates of the agency securities ranged from March 2006 to April 2008, with first call dates ranging from April 2001 to April 2003. Of the MBSs, $981,461 reprice in one year or less, and $785,633 reprice in three to five years.

As discussed above, total deposits increased to $53,388,138 at September 30, 2001, compared to $41,923,762 at December 31, 2000. Deposits at September 30, 2001 consisted of $6,725,000 or 12.6% in noninterest-bearing demand deposits, $2,836,791 or 5.3% in interest-bearing NOW accounts, $30,857,275 or 57.8% in savings and money market accounts, $10,653,370 or 20.0% in time certificates of deposit, and $2,315,702 or 4.3% in IRAs. Included in the CD total is $1,400,000 in Bid Ohio CDs, maturing in February 2002, with an average rate of 3.53%.

                          WESTERN RESERVE BANCORP, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2001

FINANCIAL CONDITION (CONTINUED)

The majority of the Bank's deposits continue to be in Market Rate Savings accounts. This product is a liquid savings account that offers tiered rates which, at balances of $15,000 or more, are indexed to a national money-market average, plus 5 to 15 basis points. The weighted average cost of all market rate savings accounts during the first nine months of 2001 was 4.29% (3.39% in the third quarter, compared to 4.24% in the second quarter and 5.39% in the first quarter).

Total shareholders' equity increased $633,269, to $7,323,259 at September 30, 2001, from $6,689,990 at December 31, 2000. This increase was due to the Company's net income of $586,833 for the first nine months of 2001 and an increase in the fair value of its available-for-sale securities of $46,436. Refer to Note 6 -- Income Taxes on page 9 for additional discussion of the effect of income taxes on the Company's net income.

RESULTS OF OPERATIONS

The Bank recorded its first monthly profit in February 2000, and has continued to record quarterly profits since then. To facilitate understanding of the Bank's growth and activities during 2000 and year-to-date 2001, a comparison of selected financial information for each of the quarters of 2000 will be presented in addition to comparisons of the first three quarters of 2001 and 2000.

For the first nine months of 2001, consolidated net income was $586,833, compared to $102,287 in the same period of 2000. Before the effects of income taxes, income was $250,349 in the first nine months of 2001, compared to $102,287 for the same period in the prior year. The Corporation's income before taxes for the third quarter of 2001 was $93,398, up 16.6% from the $80,114 in the second quarter, which was up 4.3% from $76,837 in the first quarter. This compares with 2000 quarterly income of $56,935 in the fourth quarter, and $65,077, $36,174 and $1,036 in the third, second and first quarters, respectively.

The Bank's net interest income before the provision for loan losses for the first nine months of 2001 was $1,722,903, of which $618,657 was earned in the third quarter, $573,184 in the second quarter and $531,062 in the first quarter. This compares with a total of $1,279,992 in the first nine months of 2000.

Interest income on loans for the first nine months of 2001 was $2,831,170, of which $963,689 was earned in the third quarter, compared to $933,583 in the second quarter and $933,898 in the first quarter. This compares with a total of $2,205,850 in the first nine months of 2000. Interest income from securities and short-term funds was $350,893 in the first nine months of 2001 ($92,836 in the third quarter, $134,974 in the second quarter and $123,083 in the first quarter). In the first nine months of 2000, interest income on securities and short-term funds totaled $385,743. The decrease in 2001 compared to 2000 was due to decreasing interest rates on short-term federal funds sold during 2001.

                          WESTERN RESERVE BANCORP, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2001

RESULTS OF OPERATIONS (CONTINUED)

Interest expenses totaled $1,459,160 in the first nine months of 2001, of which $437,868 was incurred in the third quarter, $495,373 in the second quarter and $525,919 in the first quarter. This compares with a total of $1,131,601 for the first nine months of 2000. The decreases in interest expense in the second and third quarters of 2001 were due to decreases in overall interest rates throughout 2001, somewhat offset by increased levels of deposits.

The Bank's net interest margin for the first nine months of 2001 was 4.26% (including year-to-date loan fees of $46,677, which contributed 0.11% to the net interest margin). For the third quarter of 2001, the Bank's net interest margin was 4.32%, compared to 4.18% in the second quarter and 4.28% in the first quarter of 2001. In 2000, the net interest margin by quarter (including loan fees) was 4.36% in the fourth quarter, 4.47% in the third, 4.56% in the second and 4.53% in the first quarter. The Bank's yield on earning assets has declined in the third quarter to 7.37%, from 7.80% in the second quarter and 8.54% in the first quarter of 2001. This compares to 8.66% in the fourth quarter of 2000, 8.78% during the third quarter, 8.52% in the second quarter and 8.17% in the first quarter. These changes reflect the effects the Federal Reserve Bank's actions of interest rate increases throughout 2000, followed by rate decreases in the each of the first three quarters of 2001. The cost of interest-bearing funds has followed the same trend, decreasing to 3.86% in the third quarter of 2001, from 4.54% in the second quarter and 5.36% in the first quarter, compared to 5.55% in the fourth quarter 2000, 5.46% in the third quarter, 5.05% in the second quarter and 4.70% in the first quarter of 2000.

In the third quarter of 2001, the Bank provided $131,400 for probable future loan losses, compared to $93,200 in the second quarter and $65,000 in the first quarter. During 2000, $71,800 was expensed in the fourth quarter, $42,000 in the third quarter, $49,500 in the second quarter and $56,500 in the first quarter. Management's determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the expected loss experience of the Bank. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, the creditworthiness of the Bank's borrowers and other related factors. The provision for loan losses has also been impacted by the rapid loan growth experienced by the Bank.

At September 30, 2001, the Bank had six commercial loans totaling $435,010 in nonaccrual status. Two of these loans, totaling $292,150, were more than 90 days past due. The other loans are less than 60 days past due. Additionally, two credit card accounts totaling $15,208, are more than 90 days past due and in nonaccrual status. This compares with December 31, 2000, when there were four loans totaling $204,778 in nonaccrual, and no other loans more than 60 days delinquent. In the first nine months of 2001, five loans totaling $207,958 were charged-off, and $104,868 of prior losses was recovered. As of September 30, 2001, the Bank has $50,000 in other

                          WESTERN RESERVE BANCORP, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2001

RESULTS OF OPERATIONS (CONTINUED)

real estate owned and $15,000 in other repossessed assets. Management believes the allowance for loan losses at September 30, 2001, is adequate to absorb probable losses in the loan portfolio.

Total noninterest income for the first nine months of 2001 was $145,493, up from $87,580 for the same period in 2000. Noninterest income was $49,129 in the third quarter of 2001, compared to $58,026 in the second quarter and $38,338 in the first quarter, and $38,761 in the fourth quarter of 2000, compared with $33,066, $26,941 and $27,573 in the third, second and first quarters, respectively. During the second and third quarters of 2001, the Bank experienced a significant increase in the volume of mortgage loan applications, primarily refinancing activity due to lower interest rates. The Bank sells these long-term fixed-rate mortgages (and the related servicing), and the realized gains from the sale of these loans were $19,075 in the third quarter, $27,467 in the second quarter and $10,021 in the first quarter of 2001. Aside from service charges on deposit accounts and gains on sales of mortgage loans, the largest components of other noninterest income are fee income from the bank's credit card and ATM programs, the rental of safe deposit boxes, and the sales of checks to depositors.

Noninterest expenses were $1,328,447 for the first nine months of 2001, compared with $1,117,285 in the same period of 2000. In the third quarter of 2001, noninterest expenses were $442,988, compared to $457,896 in the second quarter and $427,563 in the first quarter. During 2001 and 2000, noninterest expenses have generally increased as the bank has grown, with $419,491 in the fourth quarter of 2000, $392,578 in the third quarter, $379,691 in the second quarter and $345,016 in the first quarter. The growth in noninterest expenses throughout 2000 and in the first three quarters of 2001 is attributable primarily to additional salaries and benefits associated with growth of the bank and increased staffing in the lending area, increased data processing costs, and depreciation. Total "other expenses" in the first nine months of 2001 and 2000 consisted primarily of the following:

                                        Nine months ended September 30,
                                              2001          2000
                                            --------       -------
             Insurance                      $ 19,535       $18,531
             Travel and entertainment         16,902        12,223
             Telephone                        11,536        10,511
             Other                            65,438        46,838
                                            --------       -------
                                            $113,411       $88,103
                                            ========       =======

Management expects that noninterest expenses will continue to increase moderately during the next several quarters in conjunction with the growth of the Bank.

As discussed in Note 6, in the second quarter of 2001 the Company eliminated the valuation allowance associated with the deferred tax asset. The effect of eliminating the valuation allowance

                          WESTERN RESERVE BANCORP, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2001

RESULTS OF OPERATIONS (CONTINUED)

was the recognition of a tax benefit of $421,603, and current income tax expense recorded year-to-date through September 30, 2001, was $85,119. This resulted in a net income tax benefit of $336,484.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to fund loan demand, meet deposit customers' withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the Company's main source of cash flow is from receiving deposits from its customers, and to a lesser extent, repayment of loan principal and interest payments received on loans and investments.

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

At September 30, 2001 and December 31, 2000, Western Reserve Bank's risk-based capital ratios based on Federal Reserve Board guidelines were as follows:

                                                September 30,    December 31,     Well-
                                                    2001            2000       capitalized
Tier 1 "core" capital to risk-weighted assets        9.1%           11.7%         6.0%
Total capital to risk-weighted assets               12.8            12.8         10.0%
Tier 1 leverage ratio                                9.3            10.6          5.0%

As the Bank continues to grow, management expects its risk-based capital ratios to continue to decrease to more typical levels.

As a de novo, or start-up, institution, the Bank is required, under the terms of its approval order from the State of Ohio, to maintain a minimum ratio of its Tier 1 capital to total assets of at least 9% during its first three years of operations. At September 30, 2001, the Bank's ratio of Tier 1 capital to total assets was 9.02%, compared to 10.45% at December 31, 2000.

As discussed above, total shareholders' equity increased $633,269, to $7,323,259 at September 30, 2001 from $6,689,990 at December 31, 2000.

                          WESTERN RESERVE BANCORP, INC.
                               SEPTEMBER 30, 2001

SELECTED QUARTERLY FINANCIAL INFORMATION
($000's except per share data)           9/30/01          6/30/01         3/31/01         12/31/00        9/30/00         6/30/00
                                        ---------         --------        --------        --------        --------        --------
BALANCE SHEET DATA:
Total assets                            $  61,015         $ 58,736        $ 53,702        $ 48,881        $ 45,676        $ 41,796
Securities available for sale               3,300            3,436           3,006           5,978           5,926           5,881
Total loans                                51,135           45,757          41,269          38,776          33,863          31,743
Allowance for loan losses                     701              606             532             514             442             400
Total deposits                             53,388           51,054          46,664          41,924          39,988          36,663
Shareholders' equity                        7,323            7,231           6,790           6,690           5,248           4,894

INCOME STATEMENT DATA:
Total interest income                   $   1,057         $  1,068        $  1,057        $  1,013        $    917        $    818
Total interest expense                        438              495             526             503             450             380
                                        ---------         --------        --------        --------        --------        --------
Net interest income                           619              573             531             510             467             438
Provision for loan losses                     131               93              65              72              42              49
                                        ---------         --------        --------        --------        --------        --------
Net interest income after provision
   for loan losses                            487              480             466             438             425             389
Noninterest income                             49               58              38              38              33              27
Noninterest expense                           443              458             427             419             393             380
                                        ---------         --------        --------        --------        --------        --------
Income before income tax                       93               80              77              57              65              36
Income tax benefit                                             421 *
Income tax expense                            (32)             (53) *           --              --              --              --
                                        ---------         --------        --------        --------        --------        --------
Net income                              $      61         $    448        $     77        $     57        $     65        $     36
                                        =========         ========        ========        ========        ========        ========

PER SHARE DATA:
Basic income per common share           $    0.16         $   1.16 *      $   0.20        $   0.17        $   0.20        $   0.11
Diluted income per common share              0.16             1.13 *          0.19            0.16            0.20            0.11
Book value per share                        18.87            18.63           17.50           17.24           15.87           15.28
Average shares used for net earnings
   per share calculations--basic          388,052          388,052         388,052         333,382         320,267         320,267
Average shares used for net earnings
   per share calculations--diluted        395,582          395,582         395,582         336,200         322,178         321,324

OPERATING RATIOS (%):
Total net loans to total deposits           94.47%           88.44%          87.30%          91.26%          83.58%          85.49%
Total shareholders' equity
   to total assets                          12.00            12.31           12.64           13.69           11.49           11.71
Average shareholders' equity
   to average assets                        12.30            12.37           12.92           12.76           11.59           12.14
Return on avg. equity (annualized)           3.39          25.37 *            4.58            3.51            5.19            2.97
Return on avg. assets (annualized)           0.42           3.14 *            0.59            0.47            0.60            0.36
Allowance for loan losses
   to total loans                            1.37             1.32            1.29            1.33            1.31            1.26

QUARTERLY AVERAGE BALANCES:
Average assets                          $  59,165         $ 57,124        $ 51,999        $ 48,259        $ 43,237        $ 40,127
Average shareholders' equity                7,280            7,069           6,718           6,496           5,012           4,873

* Refer to Note 6 and the discussion on page 15 regarding the income tax benefit of eliminating the valuation allowance for the deferred tax asset.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2001

                           PART II--OTHER INFORMATION


Items 1 - 5 are not applicable.


Item 6 - Exhibits and Reports on Form 8-K:

         (a) Exhibits

  EXHIBIT
   NUMBER    DESCRIPTION
   ------    -----------

    3.1      Certificate of Incorporation of Western Reserve Bancorp, Inc.     *
    3.2      Bylaws of Western Reserve Bancorp, Inc.                           *
    4.1      Stock Certificate of Western Reserve Bancorp, Inc.                *
    10.1     Employment Contract of Edward J. McKeon                           *
    10.2     Lease Agreement by and between Michael Rose DBA Washington
             Properties and Western Reserve Bancorp, Inc.                      *
    10.3     Western Reserve Bancorp, Inc. 1998 Stock Option Plan,
             Amended and Restated as of April 20, 2000                         *
     11      Earnings per Share                                               20

* Previously filed and incorporated herein by reference.


         (b) No current reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Western Reserve Bancorp, Inc.

Date: November 14, 2001        By: /s/ Edward J. McKeon
                                   --------------------------------------
                                   Edward J. McKeon
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                                   /s/ Cynthia A. Mahl
                                   --------------------------------------
                                   Cynthia A. Mahl
                                   Senior Vice President/Chief Financial Officer (Principal Financial Officer)