Form 10KSB40
period 2001-12-31
WESTERN RESERVE BANCORP INC
filed 2002-04-01
CIK 1051473

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[x] Annual report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the fiscal year ended December 31, 2001
                                          ------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the transition period from                     to
                                   -------------------    ----------------------

Commission file number     333-43361
                       ---------------------

                          WESTERN RESERVE BANCORP, INC.
                          -----------------------------
                 (Name of Small Business Issuer in Its Charter)

              OHIO                                        31-1566623
-----------------------------------------  ------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

4015 MEDINA ROAD, SUITE 100, MEDINA, OHIO                   44256
-----------------------------------------  -------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (330) 764-3131
                   ------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:

                                      None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days.
                                Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Issuer's gross revenues for its most recent fiscal year were $4,419,568.

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 15, 2002 was approximately $8,160,325 (which excludes 61,639 shares held by directors and executive officers). As of said date, the Issuer had 388,052 shares of Common Stock issued and outstanding.

                      Documents incorporated by reference:

Parts I and II: Portions of Registrant's 2001 Annual Report to Shareholders
Part III: Portions of Registrant's 2001 Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2002

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

Under applicable law, the Bank is permitted to make loans to individual borrowers in aggregate amounts of up to 15 percent of the sum of the Bank's total capital and allowance for loan losses. At December 31, 2001, the Bank's legal lending limit was approximately $1,191,000. The Board of Directors has established an "in-house limit of $1,000,000. The Board may from time to time raise or lower the "in-house" limit as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions. The Company believes that the Bank's legal lending limit is adequate to satisfy the credit needs of most of its clients. For credit needs that exceed the Bank's legal lending limit, the Bank has the ability to participate with other banks to meet the credit need. In such instances, the Bank intends to be the lead bank in the loan arrangement.

The Bank's market area is competitive. There are at least twenty commercial banks, savings institutions and credit unions with multiple offices in the Bank's primary service area of Medina County. In recent years, several banks and savings institutions headquartered outside of Medina County acquired or opened new branches in the Medina area. However, in the past few years, many of the area's financial institutions have been acquired by large regional organizations headquartered outside of the Medina area. As a result of such consolidation, the organizers of the Company believed that the competitive and economic environment was right for a new, independent, locally owned and managed bank such as Western Reserve Bank to serve the financial needs of Medina area residents and businesses. The rapid growth of the Bank in the 38 months since it opened has confirmed that belief. The Bank also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

EMPLOYEES

At December 31, 2001, the Bank has 18 full-time-equivalent employees (15 full-time and 7 part-time). None of its employees are covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.


SUPERVISION AND REGULATION

GENERAL

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC"), the Ohio Division of Financial Institutions (the "Division"), the Internal Revenue Service (the "IRS"), the state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

In addition to repealing the historical restrictions on affiliations among banks, securities firms, insurance companies and other financial service providers, the Financial Services Modernization Act also operates to:

         - Provide a uniform framework for the functional regulation of the activities of financial institutions and their holding companies;

         - Broaden the activities that may be conducted by national banks (and derivatively, state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries;

         - require all financial institutions to provide notice of their privacy policies at specified times to their retail customers and consumers of their financial products or services, and permit retail customers and consumers, under certain circumstances, to prohibit financial institutions from sharing their nonpublic personal information with other parties;

         - establish guidelines for safeguarding the security, confidentiality and integrity of customer information;

         - adopt a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

         - modify the laws governing the implementation of the Community Reinvestment Act of 1977; and

         - address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

DIVIDENDS. The ability of the Company to obtain funds for the payment of dividends and for other cash requirements will be largely dependent on the amount of dividends which may be declared by its subsidiary, the Bank. Generally, an Ohio -chartered member bank may not declare a dividend without the approval of both the Division and the FRB if the total of dividends declared by such bank in a calendar year exceeds the total of its net income for that year, combined with its retained net income from the preceding two years. In addition, state-chartered banks are subject to dividend regulation by the primary federal bank regulatory agency in connection with general supervisory authority as it relates to a bank's requirement to maintain adequate capital (See "Capital" above.) Furthermore, as part of the Bank's approval by regulatory agencies, it was prohibited from paying dividends to the Company for a period of three years after inception without prior written non-objection by the Federal Reserve Bank. The Bank does not expect to pay dividends to the Company in the foreseeable future.

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

For the year ended December 31, 2001, Bank Insurance Fund ("BIF") assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2002, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits. Because the bank is "well capitalized" for purposes of its deposit insurance premiums, it expects its FDIC BIF premium to continue to be the statutory minimum.

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

FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2001 the FICO assessment rate for both BIF and SAIF members was approximately 0.01895% of deposits. During the year ended December 31, 2001 the Bank paid approximately $8,300 in FICO assessments. For the first quarter of 2002, the annualized FICO assessment rate will be 0.0182%%. Management expects the amounts paid for FICO assessments will increase as the Bank's deposits continue to increase.

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

As of December 31, 2001, the Bank exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 12.3%, a Tier 1 risk-based capital ratio of 8.8% and a leverage ratio of 9.2%. As a result of the Corporation's equity offering in the second half of 2000, the Bank, on January 2, 2001, issued $1,500,000 of subordinated debt to the Corporation. This debt is treated as Tier 2 capital (subject to certain limitations) for the Bank's risk-based capital calculations. The Bank's Tier 1 risk-based capital and leverage ratios are expected to continue to decrease to more normal levels as the Bank increases its assets through normal banking operations in 2002 and beyond.

Pursuant to the Federal Reserve Bank's approval of Western Reserve Bank's application for membership in the Federal Reserve System, the Bank was required to maintain its ratio of Tier 1 tangible capital to total assets at a minimum of 9.0% for its first three years of operation. At December 31, 2001, that ratio was 9.12%. This requirement was in place until November 2001.

In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Act ("FDIA") expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution. These "prompt corrective action" provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases. Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination). At December 31, 2001, the Bank satisfied all requirements for inclusion in the "well capitalized" category.

DIVIDENDS. Ohio law and FRB provisions prohibit the Bank from paying dividends in an amount greater than the total of its net income for that year, combined with its retained net income from the preceding two years, without the prior approval of both the Division and the FRB. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2001. However, since the Bank has not, to date, recorded sufficient profits to reverse its accumulated deficit, as of December 31, 2001, $-0- was available to be paid as dividends to the Company by the Bank. Additionally, as a condition of its approval to commence operations, the Bank was prohibited from paying dividends to the Corporation for a period of three (3) years from its opening without prior written non-objection from the Board of Governors of the Federal Reserve.

ADDITIONAL REGULATION. The Bank is also subject to federal regulation as to such matters as the maintenance of required reserves against deposits, limitations in connection with affiliate transactions, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement by the Bank of its own securities and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, the Community Reinvestment Act, antiredlining legislation and antitrust laws.

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

The Bank has one limited-hours branch within The Oaks at Medina, a retirement and lifetime care community located at 4931 Nettleton Road, Medina. The office at The Oaks at Medina opened in July 2000.

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

ITEM 1.  BUSINESS-STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         A. The following are the average balance sheets for the years ending December 31:


                                                       ----------------------------2001--------------------------
                                                                                   ----
                                                          Average                                       Average
                                                          Balance                Interest                Rate
                                                          -------                --------                ----
ASSETS
Interest-earning assets
     Federal funds sold                              $   4,769,723              $  189,255                3.97%
     Securities available for sale (at cost)             3,685,133                 205,978                5.59
     Federal Reserve Bank stock                            154,627                   9,272                6.00
     Federal Home Loan Bank stock                           92,650                   6,237                6.73
     Loans receivable (1)                               46,718,034               3,792,290                8.12
                                                     -------------              ----------
        Total interest-earning assets                   55,420,167               4,203,032                7.58
Noninterest-earning assets
     Cash and due from banks                             1,451,275
     Unrealized gain (loss) on available-
       for-sale securities                                   8,444
     Allowance for loan losses                            (609,116)
     Premises and equipment, net                           693,000
     Accrued interest receivable and
       other assets                                        620,965
                                                     -------------
                                                       $57,584,735

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Interest-bearing transaction accounts           $   2,875,675                  55,393                1.93%
     Savings and money market accounts                  28,200,672               1,056,876                3.75
     Certificates of deposit and IRAs                   12,598,750                 694,607                5.51
     Short-term funds                                      199,830                   6,468                3.24
                                                     -------------              ----------
        Total interest-bearing liabilities              43,874,927               1,813,344                4.13%
                                                                                ----------
Noninterest-bearing liabilities
     Demand deposits                                     6,406,081
     Accrued interest payable and
       other liabilities                                   212,616
                                                     -------------
                                                        50,493,624
Shareholders' equity                                     7,091,111
                                                     -------------
                                                       $57,584,735
                                                     =============
Net interest income/spread                                                      $2,389,688                3.45%
                                                                                ==========           =========

Net interest income as a percent
  of average interest earning assets                                                                      4.31%
                                                                                                     =========

Average interest earning assets to
  interest bearing liabilities                              126.3%
                                                            =====

(1) Includes loan fees of $61,132.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

                                                       ----------------------------2000--------------------------
                                                                                   ----
                                                          Average                                       Average
                                                          Balance                Interest                Rate
                                                          -------                --------                ----

ASSETS
Interest-earning assets
     Federal funds sold                              $   2,924,549              $  183,902                6.29%
     Interest-bearing deposits in other
       financial institutions                                  644                      34                5.28
     Securities available for sale (at cost)             5,998,384                 350,948                5.85
     Federal Reserve Bank stock                            151,165                   9,081                6.00
     Federal Home Loan Bank stock                           69,386                   5,139                7.41
     Loans receivable (1)                               30,740,521               2,874,944                9.35
                                                     -------------              ----------
        Total interest-earning assets                   39,884,649               3,424,048                8.58
Noninterest-earning assets
     Cash and due from banks                             1,171,494
     Unrealized gain (loss) on available-
       for-sale securities                                (103,810)
     Allowance for loan losses                            (390,057)
     Premises and equipment, net                           737,173
     Accrued interest receivable and
       other assets                                        298,293
                                                     -------------
                                                     $  41,597,742
                                                     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Interest-bearing transaction accounts           $   2,645,829                  52,422                1.98%
     Savings and money market accounts                  22,030,224               1,211,998                5.50
     Certificates of deposit and IRAs                    6,199,181                 356,497                5.75
     Short-term funds                                      261,874                  13,674                5.22
                                                     -------------              ----------
        Total interest-bearing liabilities              31,137,108               1,634,591                5.25%
                                                                                ----------
Noninterest-bearing liabilities
     Demand deposits                                     5,084,970
     Accrued interest payable and
       other liabilities                                    70,028
                                                     -------------
                                                         5,154,998
Shareholders' equity                                     5,305,636
                                                     -------------
                                                     $  41,597,742
                                                     =============
Net interest income/spread                                                      $1,789,457                3.33%
                                                                                ==========           =========

Net interest income as a percent
  of average interest earning assets                                                                      4.49%
                                                                                                     =========

Average interest earning assets to
  interest bearing liabilities                              128.1%
                                                            =====

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


                    Summary of Changes in Net Interest Income

                                                   2001 vs. 2000                           2000 vs. 1999
                                            Increase (Decrease) Due to              Increase (Decrease) Due to
                                        ------------------------------------    ------------------------------------
                                         Volume       Rate          Net         Volume         Rate         Net
                                         ------       ----          ---         ------         ----         ---
Interest income:
    Loans receivable                 $1,339,370     $(422,024)  $ 917,346    $1,958,915   $   75,534   $2,034,449
    Federal funds sold                   89,013       (83,660)      5,353      (273,787)      85,551     (188,236)
    Interest-bearing deposits in
       financial institutions               (34)           --         (34)      (79,467)       7,970      (71,497)
    Securities available-for-sale      (129,926)      (15,044)   (144,970)      139,812        2,032      141,844
    Federal Reserve Bank stock              191            --         191        (1,362)          --       (1,362)
    Federal Home Loan Bank stock          1,600          (502)      1,098         5,139           --        5,139
                                     ----------     ---------   ---------    ----------   ----------   ----------
     Total interest-earning assets    1,300,214      (521,230)    778,984     1,749,237      171,100    1,920,337

Interest expense:
    Interest-bearing transaction
        accounts                          4,458        (1,487)      2,971        19,037        7,457       26,494
    Savings and money market            288,856      (443,980)   (155,124)      487,579      156,891      644,470
    Certificates of deposit and IRAs    356,813       (18,701)    338,112       251,218       29,127      280,345
     Short-term funds                    (2,976)       (4,230)     (7,206)       13,611           16       13,627
                                     ----------     ---------   ---------    ----------   ----------   ----------
     Total interest-bearing
        liabilities                     647,151      (468,398)    178,753       771,445      193,491      964,936
                                     ----------     ---------   ---------    ----------   ----------   ----------
Change in net interest income        $  653,063     $ (52,832)  $ 600,231    $  977,792    $ (22,391)  $  955,401
                                     ==========     =========   =========    ==========   ==========   ==========

II.    INVESTMENT PORTFOLIO

       The amortized cost and estimated fair values of securities available for sale at December 31, 2001 and 2000 are as follows:

                                                       Gross          Gross                       Weighted
                                      Amortized     Unrealized     Unrealized        Fair          Average
                                         Cost          Gains         Losses          Value          Yield
                                         ----          -----         ------          -----          -----
       2001
       ----
       U.S. Agencies                 $ 1,502,074      $  16,569   $        --    $ 1,518,643        5.66%

       Mortgage-backed                 1,500,993          9,245         (3,192)    1,507,046        4.84%
                                     -----------      ---------   ------------   -----------

                                     $ 3,003,067      $  25,814   $     (3,192)  $ 3,025,689        5.25%
                                     ===========      =========   ============   ===========

       2000
       ----
       U.S. Agencies                 $ 5,998,752      $      --   $    (20,587)  $ 5,978,165        5.85%
                                     ===========      =========   ============   ===========


                       Maturities of Investment Securities

                                                     Weighted
                                        Fair         Average
                                        Value         Yield
                                        -----         -----

       U.S. Agencies
          Due in one year
            or less                    $      --
          Due in one to
            five years                  1,015,898      5.44%
          Due in five to
            ten years                     502,745      6.10%
       Mortgage-backed                  1,507,046      4.84%
                                      -----------
                                      $ 3,025,689      5.25%
                                      ===========

       Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.


III.     LOAN PORTFOLIO

       A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31, 2001 and 2000.

                                                                                    2001                  2000
                                                                                    ----                  ----
           Commercial                                                           $  45,058,966      $  30,209,223
           Home equity lines of credit                                              5,723,908          3,128,341
           Residential mortgage and construction                                    1,635,610          3,087,244
           Consumer installment                                                     2,576,416          1,996,033
           Credit card and other                                                      223,128            154,778
                                                                                -------------      -------------
                                                                                $  55,218,028      $  38,575,619
                                                                                =============      =============

           CONCENTRATIONS OF CREDIT RISK: Western Reserve Bank grants commercial, residential real estate mortgage and installment loans to businesses and individuals mainly in Medina and contiguous counties in Ohio. Commercial loans include loans collateralized by business assets. At December 31, 2001, commercial loans secured by real estate make up approximately 44.6% of the loan portfolio. Other commercial loans to businesses comprise 37.0% of total loans, and are expected to be repaid from cash flows from operations of the businesses. Variable rate home equity lines of credit make up approximately 10.4% of the loan portfolio and are collateralized by residential real estate. Residential mortgage and construction loans are 2.9% of the loan portfolio and are secured primarily by first mortgages on residential property. Installment and credit card loans to individuals make up approximately 5.1% of the loan portfolio and are primarily collateralized by consumer assets.


       B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the maturity distribution and sensitivity to changes in interest rates of loans outstanding as of December 31, 2001. Fixed rate loans are presented based on their maturity date, and variable rate loans with floating or adjustable interest rates are included based on their earliest repricing opportunity.

          Loan Maturities and Sensitivity to Changes in Interest Rates

                                                Within            1-5              After
                                                1 Year           Years            5 Years           Total
                                                ------           -----            -------           -----
          Commercial                          $21,184,904     $ 23,437,697          $436,365     $ 45,058,966
          Home equity lines of credit           5,723,908               --                --        5,723,908
          Residential mortgage
             and construction                     756,210          699,622           179,778        1,635,610
          Consumer installment                  1,870,364          463,031           243,021        2,576,416
          Credit card and other                   223,128               --                --          223,128
                                            ---------------  ---------------   ---------------  ---------------
                                             $ 29,758,514     $ 24,600,350        $  859,164     $ 55,218,028
                                            ===============  ===============   ===============  ===============

           Of the loans due after one year, approximately $19,770,000 have variable interest rates, and $5,689,000 have fixed interest rates.

       C.  RISK ELEMENTS

              1. Nonaccrual, Past Due, Restructured and Impaired Loans - The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31.

                                                                                        2001              2000
                                                                                        ----              ----
                  (a)    Loans accounted for on a nonaccrual basis                   $  408,531       $   204,778
                  (b)    Accruing loans which are contractually past due 90
                           days or more as to interest or principal payments                 --                --
                  (c)    Loans not included in (a) or (b) which are
                           "Troubled Debt Restructurings" as defined by
                         Statement of Financial Accounting Standards No. 15                  --                --
                  (d)    Other loans defined as "impaired"                              143,841                --
                                                                                     ----------       -----------

                                                                                     $  552,372       $   204,778
                                                                                     ==========       ===========

                         Allowance to non-performing loans                                  137%              251%
                                                                                            ===               ===

                  Management believes the allowance for loan losses at December 31, 2001 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on loss experience of comparable companies, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.


                                                                                             2001
                                                                                             ----

                  Gross interest income that would have been recorded in 2001 on nonaccrual loans outstanding at December 31, 2001 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since
                  origination if held for part of the period                                $14,384

                  Interest income actually recorded on nonaccrual loans and included in
                  net income for the period                                                       0

                  Interest income not recognized during the period                         $ 14,384
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

              2.  Potential Problem Loans

                  As of December 31, 2001, in addition to the $552,372 of loans reported under Item III, C.1., there are $-0- in other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C.1 at some future date. There were no loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Section 1 above.

              3.  Foreign Outstandings

                  None

              4.  Loan Concentrations

                  As of December 31, 2001, commercial loans to entities classified as real estate holding companies comprise $10,347,000 of the total loan portfolio.

       D.  OTHER INTEREST-BEARING ASSETS

           There are no other interest-bearing assets as of December 31, 2001 that would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.


IV.   SUMMARY OF LOAN LOSS EXPERIENCE

       A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

                                                                                    2001                2000
                                                                                    ----                ----
            LOANS
                 Loans outstanding at end of period                             $  55,218,028       $ 38,575,619
                                                                                =============       ============

                 Average loans outstanding during period                        $  46,718,034       $ 30,740,521
                                                                                =============       ============

           ALLOWANCE FOR LOAN LOSSES
                Balance at beginning of period                                  $     514,109       $    307,000

                Loans charged-off
                     Commercial                                                       188,547             14,745
                     Residential mortgage and construction                                 --                 --
                     Consumer installment                                              14,713                 --
                     Credit card                                                        9,490                 --
                                                                                -------------        -----------
                                                                                      212,750             14,745
                Recoveries of loans previously charged-off
                     Commercial                                                       110,842              2,054
                     Residential mortgage and construction                                 --                 --
                     Consumer installment                                               5,297                 --
                     Credit card                                                           --                 --
                                                                                -------------       ------------
                                                                                      116,139              2,054
                                                                                -------------       ------------
           Net loans charged-off                                                       96,611             12,691
           Provision for loan losses                                                  337,181            219,800
                                                                                -------------       ------------

           Balance at end of period                                             $     754,679       $    514,109
                                                                                =============       ============

           Ratio of net charge-offs during the period to
                average loans outstanding during the period                             0.21%               0.04%
                                                                                ============        ============

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

                                                                                          Percentage of Loans in
                                                                                               Each Category to
                                                           Allowance Amount                       Total Loans
                                                     ------------------------------     ------------------------------
                                                            2001              2000              2001        2000
                                                      -----------      ------------          --------     ------
            Commercial                               $    675,059      $    452,869            81.6%        78.3%
            Home equity lines of credit                    28,620            15,642            10.4          8.1
            Residential mortgage & construction             6,223            10,963             2.9          8.0
            Installment and credit card
                 loans to individuals                      44,726            34,563             5.1          5.6
            Unallocated                                        51                72             0.0          0.0
                                                     ------------      ------------       ---------     --------
            Total                                    $    754,679      $    514,109           100.0%       100.0%
                                                     ============      ============       =========     ========

           While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.


V.     DEPOSITS

             The average amount of deposits and average rates paid are summarized as follows for the year ended December 31:

                                                                          2001                          2000
                                                                          ----                          ----
                                                                    Average    Average          Average    Average
                                                                    Amount      Rate            Amount      Rate
                                                                    ------      ----            ------      ----
       Noninterest bearing demand deposits                    $   6,406,081    0.00%      $    5,084,970   0.00%
       Interest bearing demand deposits                           2,875,675    1.93            2,645,829   1.98
       Savings and money market accounts                         28,200,672    3.75           22,030,224   5.50
       Certificates of deposit and IRAs                          12,598,750    5.51            6,199,181   5.75
                                                              -------------               --------------
                                                              $  50,081,178    3.62       $   35,960,204   4.50
                                                              =============               ==============

       At December 31, 2001, the Bank had $5,264,121 of time certificates of deposit of $100,000 or more outstanding. Remaining maturities of these time deposits are as follows:

       Three months or less                                   $   2,077,367
       Over three through six months                                717,297
       Over six through twelve months                               209,609
       Over twelve months                                         2,259,848
                                                              -------------
                                                              $   5,264,121
                                                              =============

VI.      RETURN ON EQUITY AND ASSETS

       The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows:

                                                                    2001              2000
                                                                --------------    --------------

         Average total assets                                  $    57,585,000    $   41,598,000
         Average shareholders' equity                          $     7,091,000    $    5,306,000
         Net income                                            $       692,133    $      159,222
         Return on average total assets                                   1.20%             0.38%
         Return on average shareholders' equity                           9.76%             3.00%
         Cash dividends declared                               $          0.00    $         0.00
         Dividend payout percentage                                        n/a               n/a
         Average shareholders' equity to average total assets            12.31%            12.76%


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

The lease for the building has a primary term of ten years with options for two five-year extensions. The annual lease payment was $112,004 for 2001 and $107,734 for 2000, and is subject to increases each subsequent year. The facility is leased under an operating lease from a member of the Board of Directors. Refer to Note 5 on page 14 of the Company's 2001 Annual Report to Shareholders (incorporated herein by reference) for additional discussion about the lease.

The Bank has five interior teller stations (two of which are sit-down teller desks, and three of which are traditional stand-up teller counters), a two-lane drive-through, a drive-up ATM and a night depository facility. Management expects that, as the Bank's activities and staffing needs continue to increase, it will become necessary to rent additional space.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2001.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock was held by approximately 441 holders of record as of December 31, 2001, and is quoted on the OTC Bulletin Board. It has not yet been assigned a symbol. To date there has been no regular and liquid market for the common stock, and there can be no assurance that a regular and liquid trading market will develop in the foreseeable future.

During 2001, there were two transactions of the Company's common stock reported by the market maker in the Company's stock. One transaction, in February 2001, was at $25.00 per share, and the other was in November 2001, at $25.50 per share. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Certain other private transactions may have occurred during the periods indicated of which the Company has no knowledge.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The information on pages 28-34 of the Company's 2001 Annual Report to Shareholders under the caption "Management's Discussion and Analysis" is incorporated by reference.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements and related notes from the 2000 Annual Report to Shareholders are incorporated by reference:


                                                                                          Annual Report
                                                                                            Page No.
                                                                                            --------

Report of Independent Auditors                                                                3
Consolidated Balance Sheets                                                                   4
Consolidated Statements of Income                                                             5
Consolidated Statements of Changes in Shareholders' Equity                                    6
Consolidated Statements of Cash Flows                                                         7
Notes to Consolidated Financial Statements                                                  8-26


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

A. Directors. The information on pages 5-7 of the Company's 2001 Proxy Statement under the caption "Election of Directors" is incorporated by reference.

B. Executive Officers. The Company's executive officers who are not also directors are as follows:

Brian K. Harr, age 38, Senior Vice President of the Company and Senior Vice President, Senior Lender of the Bank, served as Vice President, Business Banking Manager of Bank One, Charleston, West Virginia from October, 1997 until joining the company in September 1998. Prior to that assignment, Mr. Harr served as Assistant Vice President, Relationship Manager for Bank One, Columbus, Ohio from October 1994 until October 1997.

Cynthia A. Mahl, age 41, Senior Vice President, Secretary and Treasurer of the Company and Senior Vice President, Secretary, Treasurer, Chief Financial Officer and Senior Operations Officer of the Bank, was employed by PremierBank & Trust located in Elyria, Ohio since 1985. From 1993 she served as its Vice President and Controller until joining the Company in June 1998.


ITEM 10.  EXECUTIVE COMPENSATION

The information on pages 11-12 of the 2001 Proxy Statement under the caption "Compensation of Executive Officers" is incorporated by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information on page 5 of the 2001 Proxy Statement, under the caption "Beneficial Ownership" in incorporated by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information on page 13 of the 2001 Proxy Statement under the caption "Transactions with Management and Others" is incorporated by reference.


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

(b) Reports on Form 8-K--The Company did not file any Current Reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

                                WESTERN RESERVE BANCORP, INC.

                                         /s/ Edward J. McKeon
                                By:
                                     -------------------------------------------
                                     Edward J. McKeon, President, Chief
                                     Executive Officer and Director

                                         /s/ Cynthia A. Mahl
                                By:
                                     -------------------------------------------
                                     Cynthia A. Mahl, Senior Vice President,
                                     Principal Financial and Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 29, 2002.



   /s/ P.M. Jones                           /s/ Edward J. McKeon
----------------------------------       ----------------------------------
P.M. Jones, Chairman of the Board        Edward J. McKeon, President, Chief
                                         Executive Officer and Director


   /s/ Roland H. Bauer                      /s/ Bijay K. Jayaswal
----------------------------------       ----------------------------------
 Roland H. Bauer, Director               Bijay K. Jayaswal, Director


   /s/ Ray E. Laribee                       /s/ C. Richard Lynham
----------------------------------       ----------------------------------
Ray E. Laribee, Director                 C. Richard Lynham, Director


   /s/ R. Hal Nichols                       /s/ Rory H. O'Neil
----------------------------------       ----------------------------------
R. Hal Nichols, Director                 Rory H. O'Neil, Director


   /s/ Michael R. Rose                      /s/ Glenn M. Smith
----------------------------------       ----------------------------------
Michael R. Rose, Director                Glenn M. Smith, Director


   /s/ Thomas A. Tubbs
----------------------------------
Thomas A. Tubbs, Director

                          WESTERN RESERVE BANCORP, INC.
                                  EXHIBIT INDEX

                                                                                                        Sequential
  Exhibit No.                                 Description of Exhibits                                  Page Number

      3.1           Certificate of Incorporation of Western Reserve Bancorp, Inc.                           *

      3.2           Bylaws of Western Reserve Bancorp, Inc.                                                 *

      4.1           Stock Certificate of Western Reserve Bancorp, Inc.                                      *

      10.1          Employment Agreement of Edward J. McKeon, Dated December 14, 2001                       23

      10.2          Lease  Agreement by and between  Michael Rose DBA  Washington  Properties  and          *
                    Western Reserve Bancorp, Inc.

      10.3          Western Reserve Bancorp,  Inc. 1998 Stock Option Plan, Amended and Restated as          *
                    of April 20, 2000

      13.1          2001 Annual  Report to  Shareholders  (Except  for  sections  incorporated  by          33
                    reference into this Form 10-KSB,  the Annual Report to Shareholders  shall not be deemed to be "filed" with the Commission.)

      21.1          Subsidiary of Western Reserve Bancorp, Inc .                                            70

      99.1          Proxy  Statement and form of proxy for the Annual Meeting of  Shareholders  to          *
                    be held April 24, 2002. (Except for sections incorporated by reference into this Form 10-KSB, the proxy materials shall not be deemed to be "filed" with the Commission.)



* Previously filed and incorporated herein by reference.