Form 10QSB
period 2002-03-31
WESTERN RESERVE BANCORP INC
filed 2002-05-14
CIK 1051473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
       For the quarter ended March 31, 2002

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

                              388,052 common shares
                              ---------------------
               (number of shares outstanding as of April 30, 2002)


Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2002

PART I--FINANCIAL INFORMATION

                                                                                   Page
ITEM 1    FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of March 31, 2002
             and December 31, 2001 ...............................................  3

          Consolidated Statements of Income for the three months
             ended March 31, 2002 and 2001........................................  4

          Consolidated Statements of Comprehensive Income for the three months ended March 31, 2002 and 2001........................................  5

          Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001........................................  6

          Notes to Consolidated Financial Statements .............................  7

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..................................  10


PART II--OTHER INFORMATION........................................................  16

SIGNATURES........................................................................  17


                          WESTERN RESERVE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31,        December 31,
                                                                         2002              2001
                                                                     ------------      ------------
     Assets
            Cash and due from financial institutions                 $  1,239,665      $  1,623,993
            Federal funds sold                                          1,509,000           519,000
                                                                     ------------      ------------
                 Cash and cash equivalents                              2,748,665         2,142,993
            Securities available for sale                               2,803,174         3,025,689
            Loans held for sale                                           374,875         1,248,880
            Loans                                                      62,116,714        55,218,028
            Allowance for loan losses                                    (860,582)         (754,679)
                                                                     ------------      ------------
                 Loans, net                                            61,256,132        54,463,349
            Federal Reserve Bank stock                                    165,600           165,600
            Federal Home Loan Bank stock                                   97,300            96,300
            Premises and equipment, net                                   629,641           655,359
            Accrued interest receivable and other assets                  665,803           656,679
                                                                     ------------      ------------
                      Total Assets                                   $ 68,741,190      $ 62,454,849
                                                                     ============      ============
     Liabilities and Shareholders' Equity
     Deposits
            Noninterest-bearing                                      $  7,494,536      $  7,909,219
            Interest-bearing                                           51,537,720        45,192,917
                                                                     ------------      ------------
                 Total deposits                                        59,032,256        53,102,136
     Short-term borrowings                                                309,392           132,631
     Federal Home Loan Bank advances                                    1,700,000         1,700,000
     Accrued interest payable and other liabilities                       163,949           102,441
                                                                     ------------      ------------
                 Total Liabilities                                     61,205,597        55,037,208

     Shareholders' equity
            Common stock, without par value, $1 stated value:
                 750,000 shares authorized, 388,052 shares
                 issued and outstanding at March 31, 2002
                 and December 31, 2001                                    388,052           388,052
            Additional paid-in capital                                  7,557,845         7,557,845
            Accumulated deficit                                          (415,686)         (543,187)
            Accumulated other comprehensive income                          5,382            14,931
                                                                     ------------      ------------
                 Total Shareholders' Equity                             7,535,593         7,417,641
                                                                     ------------      ------------
                      Total Liabilities and Shareholders' Equity     $ 68,741,190      $ 62,454,849
                                                                     ============      ============



See accompanying notes to consolidated financial statements.

                              WESTERN RESERVE BANCORP, INC.
                            CONSOLIDATED STATEMENTS OF INCOME

                                                      Three months ended March 31,
                                                           2002           2001
                                                        ----------     ----------
Interest income
      Loans, including fees                             $  986,889     $  933,898
      Securities                                            41,091         69,563
      Federal funds sold and other short-term funds          9,766         53,520
                                                        ----------     ----------
                                                         1,037,746      1,056,981
Interest expense
      Deposits                                             291,792        524,001
      Borrowings                                            18,413          1,918
                                                        ----------     ----------
                                                           310,205        525,919
                                                        ----------     ----------
           Net interest income                             727,541        531,062
Provision for loan losses                                   70,254         65,000
                                                        ----------     ----------
           Net interest income after
              provision for loan losses                    657,287        466,062
Noninterest income
      Service charges on deposit accounts                   22,005         16,988
      Net gains on sales of mortgage loans                  22,639         10,021
      Other                                                 13,978         11,329
                                                        ----------     ----------
                                                            58,622         38,338
Noninterest expense
      Salaries and employee benefits                       281,103        218,320
      Premises and equipment                                76,387         71,371
      Data processing                                       47,071         39,907
      Professional fees                                     18,402         12,226
      Taxes other than income and payroll                   18,534         16,582
      Supplies, printing and postage                        13,800         13,596
      Other                                                 67,430         55,561
                                                        ----------     ----------
                                                           522,727        427,563
                                                        ----------     ----------
Income before income taxes                                 193,182         76,837
Income tax expense                                          65,681           --
                                                        ----------     ----------
Net income                                              $  127,501     $   76,837
                                                        ==========     ==========


Average shares outstanding (basic)                         388,052        388,052
                                                        ==========     ==========
Average shares outstanding (diluted)                       395,582        395,582
                                                        ==========     ==========
Basic income per share                                  $     0.33     $     0.20
                                                        ==========     ==========
Diluted income per share                                $     0.32     $     0.19
                                                        ==========     ==========


See accompanying notes to consolidated financial statements.

                               WESTERN RESERVE BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                      Three months ended March 31,
                                                          2002           2001
                                                       ---------      ---------
     Net income                                        $ 127,501      $  76,837
     Other comprehensive income, net of tax:
           Unrealized gains/(losses) on securities
                arising during the period                 (9,549)        22,781
                                                       ---------      ---------
                                                          (9,549)        22,781
                                                       ---------      ---------
     Comprehensive income                              $ 117,952      $  99,618
                                                       =========      =========

See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three months ended March 31,
                                                                              2002             2001
                                                                         -----------      -----------
Cash flows from operating activities
      Net income                                                         $   127,501      $    76,837
      Adjustments to reconcile net income to
        net cash from operating activities:
           Provision for loan losses                                          70,254           65,000
           Depreciation                                                       27,212           26,001
           Net amortization of securities                                      4,472           (1,008)
           Loans originated for sale                                      (1,770,042)      (1,324,600)
           Proceeds from sales of loan originations                        2,666,686        1,534,621
           Gains on sales of loans                                           (22,639)         (10,021)
           Federal Home Loan Bank stock dividends                             (1,000)          (1,600)
           Net change in:
              Interest receivable                                            (51,511)         (39,320)
              Interest payable                                                 3,993            8,355
              Other assets                                                    42,387          (47,525)
              Other liabilities                                               57,515            8,123
                                                                         -----------      -----------
              Net cash from operating activities                           1,154,828          294,863

Cash  flows from investing activities Available for sale securities:
           Purchases                                                            --         (1,004,070)
           Maturities, prepayments and calls                                 208,494        4,000,000
      Purchase of Federal Reserve Bank stock                                    --             (4,950)
      Net increase in loans                                               (6,863,037)      (2,740,900)
      Purchases of premises and equipment                                     (1,494)          (3,164)
                                                                         -----------      -----------
           Net cash from investing activities                             (6,656,037)         246,916

Cash flows from financing activities
      Net increase in deposits                                             5,930,120        4,740,169
      Net change in short-term borrowings                                    176,761          (35,976)
                                                                         -----------      -----------
           Net cash from financing activities                              6,106,881        4,704,193
                                                                         -----------      -----------
Change in cash and cash equivalents                                          605,672        5,245,972
Cash and cash equivalents at beginning of period                           2,142,993        3,380,128
                                                                         -----------      -----------
Cash and cash equivalents at end of period                               $ 2,748,665      $ 8,626,100
                                                                         ===========      ===========
Supplemental cash flow information:
      Interest paid                                                      $   306,212      $   517,564
      Income taxes paid                                                            0                0







See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

It is the opinion of management that all adjustments necessary for a fair presentation have been made and that all adjustments were of a normal recurring nature. The Annual Report of the Company for the year ended December 31, 2001 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

Reclassifications: Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.


NOTE 2 - LOANS

Loans at March 31, 2002 and December 31, 2001, were as follows:

                                March 31,      December 31,
                                  2002            2001
                               -----------     -----------
     Commercial                $51,417,685     $45,058,966
     Home equity                 6,337,733       5,723,908
     Residential mortgage
        and construction         2,024,505       1,635,610
     Consumer installment        2,129,290       2,576,416
     Credit card and other         207,501         223,128
                               -----------     -----------
                               $62,116,714     $55,218,028
                               ===========     ===========

Activity in the Allowance for Loan Losses for the three months ended March 31, 2002 and 2001, was as follows:

                                 Three months ended March 31,
                                      2002          2001
                                   ---------     ---------
     Beginning balance             $ 754,679     $ 514,109
     Loans charged off                  --         (84,717)
     Recoveries                       35,649        37,500
     Provision for loan losses        70,254        65,000
                                   ---------     ---------
     Ending balance                $ 860,582     $ 531,892
                                   =========     =========

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 3 - DEPOSITS

Deposits at March 31, 2002 and December 31, 2001, were as follows:

                                      March 31,     December 31,
                                        2002            2001
                                    -----------     -----------
     Noninterest-bearing demand     $ 7,494,536     $ 7,909,219
     Interest-bearing demand          3,506,613       3,522,690
     Market Rate Savings             30,629,489      29,621,664
     Time under $100,000             10,398,918       6,784,442
     Time $100,000 and over           7,002,700       5,264,121
                                    -----------     -----------
                                    $59,032,256     $53,102,136
                                    ===========     ===========

NOTE 4 - INCOME TAXES

The Company records income taxes using the liability method. This method provides that deferred tax assets and liabilities, which are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, are computed using current tax rates and recorded on the balance sheet. Until May 2001, the tax benefit associated with the net operating loss carryforward had been offset with a valuation allowance. The valuation allowance was eliminated in the second quarter of 2001 based on the Company's continuing record of earnings and management's determination that the realization of the deferred tax asset was more likely than not. The effect of eliminating the allowance was the recognition of a tax benefit of $421,603 in the second quarter of 2001.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2002

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at March 31, 2002, to December 31, 2001, and the results of operations for the three months ended March 31, 2002 and 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Total assets as of March 31, 2002 increased 10.1%, or $6,286,341, to $68,741,190, compared with $62,454,849 at December 31, 2001. The increase in total assets was funded primarily by the Bank's continuing growth of new deposit accounts. Cash and cash equivalents increased $605,672 to $2,748,665 at March 31, 2002 from $2,142,993 at December 31, 2001.

Total loans at March 31, 2002, were $62,116,714, compared to $55,218,028 at December 31, 2001, an increase of $6,898,686, or 12.5%. Most of the net loan growth in the first quarter of 2002 was in the commercial loan sector, primarily in commercial real estate loans, which increased approximately $3,523,000, commercial lines of credit, which increased $1,522,000, and commercial business loans, which increased $502,000. As of March 31, 2002, commercial loans to businesses were $51,417,685, or 82.7% of total loans. $8,362,238, or 13.5%, of total loans were residential real estate and home equity loans, and $2,336,791, or 3.8%, were consumer installment and credit card loans.

There were $374,875 mortgage loans held for sale at March 31, 2002, compared with $1,248,880 at December 31, 2001.

Management anticipates that loan demand will continue to be strong, especially in the commercial loan segment. The loan-to-deposit ratio as of March 31, 2001, was 105.2%, compared to 104.0% at December 31, 2001. The loan-to-assets ratio was 90.4% at March 31, 2002, and 88.4% at December 31, 2001.

Management expects that in the second quarter the loan-to-deposit ratio will remain in the range of approximately 100%-105%, and the loan-to-assets ratio will be between 90% to 95%.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2002

FINANCIAL CONDITION (CONTINUED)

Of the total loans in the Bank's portfolio at March 31, 2002, approximately $54,158,000 are at a variable rate of interest, and $7,959,000 are fixed rate. Of the total loans, $34,129,000, or 54.9%, mature or are able to be repriced within twelve months. Only $1,078,000 of the Bank's total loans mature or reprice in more than five years.

As of March 31, 2002, the Bank owned $1,507,000 of U.S. government agency securities and $1,296,000 of variable-rate mortgage-backed securities in its available-for-sale securities portfolio. As of March 31, 2002, the maturity dates of the agency securities ranged from March 2006 to April 2008.

Deposits increased to $59,032,256 at March 31, 2002, an increase of $5,930,120, or 11.2%, compared to the $53,102,136 at December 31, 2001. Deposits at March 31, 2002 consisted of $7,494,536 or 12.7% in noninterest-bearing demand deposits, $3,506,613 or 5.9% in interest-bearing NOW accounts, $30,629,489 or 51.9% in savings and money market accounts, $14,783,513 or 25.1% in time certificates of deposit, and $2,618,105 or 4.4% in IRAs.

During the first quarter of 2002, in order to fund the strong loan demand, deposits increased more rapidly than in the past. This was accomplished in part by the Bank obtaining an additional $1,000,000 (for a total of $2,400,000) in six-month CDs through the State of Ohio's Bid Ohio program. The rates on these CDs range from 1.81% to 1.95%. Also, the Bank obtained $3,964,000 in national market CDs, primarily in increments of $99,000, with terms ranging from 2 1/2 to 5 years, and rates ranging from 3.95% to 5.11%. At March 31, 2002, the weighted average rate of these CDs was 4.46%, and the average remaining maturity was 37 months. The majority of the Bank's deposits continue to be in Market Rate Savings accounts, which increased $1,008,000 in the first quarter of 2002. This product is a liquid savings account that offers tiered rates which, at balances of $15,000 or more, are indexed to a national money-market average, plus 5 to 15 basis points. The weighted average cost of all market rate savings accounts during the first quarter of 2002 was 1.61%.

As of March 31, 2002 and December 31, 2001, the Bank had borrowed $1,700,000 from the Federal Home Loan Bank. This was a 2 1/2 year fixed rate advance at 4.28% interest, maturing on June 30, 2004. This borrowing is secured by a portion of the Bank's loan portfolio that is secured by 1-4 family residential properties.

Total shareholders' equity increased $117,952, to $7,535,593 at March 31, 2002, from $7,417,641 at December 31, 2001. This increase was due to the Company's net income of $127,501 for the first quarter of 2002, partially offset by a decrease in the fair value of its available-for-sale securities, net of tax, of $9,549.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2002

RESULTS OF OPERATIONS

For the first three months of 2002, consolidated net income before income taxes was $193,182, compared to $76,837 for the same period in 2001. Net income after tax was $127,501, compared to $76,837 for the same period in 2001.

Income taxes impact comparisons between 2002 and 2001. Until May 2001, the income tax benefit from the net operating losses in 1998 and 1999 had not been reflected in the consolidated financial statements, and a valuation allowance had been recorded to reduce the net deferred tax asset to $0. In May 2001, management determined it was more likely than not that the income tax benefit will be able to be used by the Company, so the valuation allowance was reduced and a tax benefit was realized. At that point, the Company began reflecting normal income tax expense in its income statement. Therefore, the first quarter of 2001 did not reflect any income tax expense.

To facilitate understanding of the Bank's growth and activities during 2001 and year-to-date 2002, a comparison of each of the quarters of 2001 will be presented in addition to comparisons of the first quarters of 2002 and 2001.

Income before tax for the first three months of 2002 was $193,182. This compares with 2001 quarterly net income of $168,030 in the fourth quarter, and $93,398, $80,114 and $76,837 in the third, second and first quarters, respectively.

Net interest income before the provision for loan losses for the first three months of 2002 was $727,541, compared to $531,062 in the first quarter of 2001. Interest income on loans was $986,889 in the first quarter of 2002, up from $933,898 in the first quarter of 2001. Interest income from investments and short-term funds decreased to $50,857 in the first three months of 2002, compared to $123,083 in the first quarter of 2001. This was because more of the Bank's funds were used to make loans to the Bank's borrowers rather than to buy securities or short-term funds. Interest expense totaled $310,205 in the first three months of 2002, compared to $525,919 in the same period of 2001.

The Bank's net interest margin for the first three months of 2002 was 4.61% (including loan fees of $21,026, which contributed 0.13% to the net interest margin). In 2001, the net interest margin by quarter (including loan fees) was 4.46% in the fourth quarter, 4.32% in the third, 4.18% in the second and 4.28% in the first quarter. The Bank's yield on earning assets has declined significantly, to 6.58% (including loan fees) in the first quarter of 2002, down from 6.61% in the fourth quarter of 2001, 7.37% during the third quarter, 7.80% in the second quarter and 8.54% in the first quarter. These changes reflect the effects the Federal Reserve Bank's actions of eleven interest rate decreases throughout 2001, totaling 4.75%. The cost of interest-bearing funds HAS followed the same trend, decreasing to 2.49% in the first quarter of 2002, down from 2.76% in the fourth quarter 2001, 3.86% in the third quarter, 4.54% in the second quarter and 5.36% in the first quarter of 2001.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2002

RESULTS OF OPERATIONS (CONTINUED)

In the first three months of 2002, the Bank provided $70,254 for probable future loan losses. During 2001, $47,581 was provided in the fourth quarter, $131,400 in the third quarter, $93,200 in the second quarter and $65,000 in the first quarter. Management's determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the probable loss experience of the Bank. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, the creditworthiness of the Bank's borrowers and other related factors. The provision for loan losses has been directly impacted by the rapid loan growth experienced by the Bank, as well as the effect of approximately $97,000 net loan charge-offs in 2001 as the loan portfolio is maturing.

At March 31, 2002, there were five loans totaling $148,289 that were in nonaccrual status, and no other loans more than 30 days past due. This compares with December 31, 2001, when there were six loans totaling $408,531 in nonaccrual, and no other loans more than 90 days delinquent. In the first quarter of 2002, no loans were charged-off, and $35,649 was recovered on loans previously charged off. Management believes the allowance for loan losses at March 31, 2002, is adequate to absorb probable losses in the loan portfolio.

Total noninterest income for the first three months of 2002 was $58,622, up from $38,338 for the same period in 2001. Noninterest income was $71,043 in the fourth quarter of 2001, compared with $49,129, $58,026 and $38,338 in the third, second and first quarters, respectively. The Bank originates and sells long-term fixed rate mortgages and the related servicing. In the last half of 2001 and continuing into 2002, the Bank experienced a significant increase in the volume of mortgage loans originated and sold due to the lower interest rate environment. The largest components of other noninterest income are fee income from the bank's credit card and ATM programs, the rental of safe deposit boxes, and the sales of checks to depositors.

Noninterest expenses were $522,727 for the first three months of 2002, compared with $427,563 in the same period of 2001. During 2001, noninterest expenses increased as the bank grew, with $522,217 in the fourth quarter, $442,988 in the third quarter, $457,896 in the second quarter and $427,563 in the first quarter. The growth in noninterest expenses throughout 2001 and in the first quarter 2002 is attributable primarily to additional salaries and benefits associated with growth of the bank and increased staffing in the lending area. The Bank hired additional staff during 2001 and 2002, including a Credit Manager, two Vice Presidents of Commercial Lending and a Loan Administrator.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2002

RESULTS OF OPERATIONS (CONTINUED)

Total other noninterest expenses in the first three months of 2002 and 2001 consisted primarily of the following:

                              Three months ended March 31,
                                    2002        2001
                                   -------     -------
Community relations, marketing

   and advertising                 $20,548     $15,033
Loan expenses                       21,603      11,940
Insurance                            7,594       6,850
Travel and entertainment             3,564       7,004
Telephone                            4,547       3,862
Other                                9,574      10,872
                                   -------     -------
                                   $67,430     $55,561
                                   =======     =======

In the first quarter of 2002, the Bank decided to lease approximately 2,080 square feet of additional space in the building adjoining the Bank's headquarters and expects that the Commercial Lending group will occupy that space in the second quarter. Management expects that noninterest expenses will continue to increase moderately during the next several quarters in conjunction with the growth of the Bank.

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

The primary uses of cash are lending to the Bank's borrowers, and investing in securities and short-term interest-earning assets. In the first quarter of 2002, as loan demand outpaced local deposit growth, the Bank utilized other sources of funding, including national market CDs and Federal Home Loan Bank advances (as discussed on page 11). Other potential sources of liquidity include the sale of available-for-sale securities from the Bank's securities portfolio, the sale of loans, obtaining additional Federal Home Loan Bank advances, or the purchase of federal funds, repurchase agreements, or brokered deposits.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2002

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

At March 31, 2002 and December 31, 2001, Western Reserve Bank's risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board's prompt corrective action guidelines were as follows:

                                                                  March 31,          December 31,           Well-
                                                                    2002                 2001            capitalized
                                                                    ----                 ----            -----------
     Tier 1 "core" capital to risk-weighted assets                    8.3%                 8.8%              6.0%
     Total capital to risk-weighted assets                           11.7                 12.3              10.0%
     Tier 1 leverage ratio                                            8.8                  9.2               5.0%

As the Bank continues to grow, management expects its risk-based capital ratios to continue to decrease. If the Bank's growth rate continues at a very rapid pace, and additional capital is required to support that growth, the Corporation could sell more stock.

As discussed above, total shareholders' equity increased $117,952, to $7,535,593 at March 31, 2002 from $7,417,641 at December 31, 2001. The increase was due to the Company's net income of $127,501, offset by a net decrease in the fair value of its available-for-sale securities of $9,549, net of tax.

INTEREST RATE SENSITIVITY

One of management's objectives in managing the Bank's balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. During 2001, interest rates decreased rapidly and significantly, with 11 interest rate decreases totaling 475 basis points during the year. To the extent that the Bank's interest sensitive liabilities, primarily market rate savings accounts, repriced more quickly than interest sensitive loans, the Bank's net interest margin was positively affected. Management believes that, as of year-end 2001 and in the first quarter of 2002, interest rates are at or near their low point. Therefore, management's strategy is to lock in lower rates on the funding side of the balance sheet with longer-term CDs and fixed rate Federal Home Loan Bank advances. Also, many of the Bank's loans are commercial real estate loans with rates that are fixed for up to three years, and this strategy allows the Bank to match longer-term funding with these loans, thus minimizing volatility in the net interest margin.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2002
                           PART II--OTHER INFORMATION

Items 1 - 3 and 5 are not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

         (a) No matters were submitted to a vote of security holders in the quarter ended March 31, 2002


Item 6 - Exhibits and Reports on Form 8-K:

         (a)  Exhibits

     EXHIBIT
     NUMBER        DESCRIPTION

       3.1         Certificate of Incorporation of Western Reserve Bancorp, Inc.                             *
       3.2         Bylaws of Western Reserve Bancorp, Inc.                                                   *
       4.1         Stock Certificate of Western Reserve Bancorp, Inc.                                        *
      10.1         Employment Agreement of Edward J. McKeon, Dated December 14, 2001                         *
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

         (b) No current reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2002
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Western Reserve Bancorp, Inc.

Date: May 14, 2002     By:      /s/ Edward J. McKeon
                                Edward J. McKeon
                                President and Chief Executive Officer
                                (Principal Executive Officer)


                                /s/ Cynthia A. Mahl
                                Cynthia A. Mahl
                                Senior Vice President/Chief Financial Officer (Principal Financial Officer)