Form 10QSB
period 2002-06-30
WESTERN RESERVE BANCORP INC
filed 2002-08-14
CIK 1051473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2002

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

                              388,052 COMMON SHARES
                              ---------------------
               (number of shares outstanding as of July 31, 2002)


Transitional Small Business Disclosure Format (Check one):       Yes [ ]  No [X]

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2002


PART I--FINANCIAL INFORMATION
                                                                          Page
ITEM 1  FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of June 30, 2002
           and December 31, 2001 ............................................ 3

        Consolidated Statements of Income for the three months
           and six months ended June 30, 2002 and 2001....................... 4

        Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2002 and 2001....................... 5

        Consolidated Statements of Cash Flows for the six months
           ended June 30, 2002 and 2001...................................... 6

        Notes to Consolidated Financial Statements .......................... 7

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...............................10


PART II--OTHER INFORMATION.................................................  17

SIGNATURES.................................................................  18

                          WESTERN RESERVE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       June 30,              December 31,
                                                                                         2002                    2001
                                                                                  -------------------     -------------------
Assets
       Cash and due from financial institutions                                           $1,318,588              $1,623,993
       Federal funds sold                                                                  6,817,000                 519,000
                                                                                  -------------------     -------------------
            Cash and cash equivalents                                                      8,135,588               2,142,993
       Securities available for sale                                                       3,231,808               3,025,689
       Loans held for sale                                                                   120,000               1,248,880
       Loans                                                                              67,538,011              55,218,028
       Allowance for loan losses                                                            (960,158)               (754,679)
                                                                                  -------------------     -------------------
            Loans, net                                                                    66,577,853              54,463,349
       Federal Reserve Bank stock                                                            171,100                 165,600
       Federal Home Loan Bank stock                                                          161,700                  96,300
       Premises and equipment, net                                                           789,197                 655,359
       Accrued interest receivable and other assets                                          667,618                 656,679
                                                                                  -------------------     -------------------
                 Total Assets                                                           $ 79,854,864             $62,454,849
                                                                                  ===================     ===================

Liabilities and Shareholders' Equity
Deposits
       Noninterest-bearing                                                                $7,286,348              $7,909,219
       Interest-bearing                                                                   61,186,242              45,192,917
                                                                                  -------------------     -------------------
            Total deposits                                                                68,472,590              53,102,136
Short-term borrowings                                                                        263,926                 132,631
Federal Home Loan Bank advances                                                            3,200,000               1,700,000
Accrued interest payable and other liabilities                                               262,516                 102,441
                                                                                  -------------------     -------------------
            Total Liabilities                                                             72,199,032              55,037,208

Shareholders' equity
       Common stock, without par value, $1 stated value:
            750,000 shares authorized, 388,052 shares
            issued and outstanding at June 30, 2002
            and December 31, 2001                                                            388,052                 388,052
       Additional paid-in capital                                                          7,557,845               7,557,845
       Accumulated deficit                                                                  (308,604)               (543,187)
       Accumulated other comprehensive income                                                 18,539                  14,931
                                                                                  -------------------     -------------------
            Total Shareholders' Equity                                                     7,655,832               7,417,641
                                                                                  -------------------     -------------------
                 Total Liabilities and Shareholders' Equity                             $ 79,854,864             $62,454,849
                                                                                  ===================     ===================


See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                          Three months ended June 30,       Six months ended June 30,
                                                          2002              2001              2002             2001
                                                      --------------    --------------    --------------   --------------
Interest income
      Loans, including fees                              $1,080,494          $933,583        $2,067,383       $1,867,481
      Securities                                             40,268            55,650            81,359          125,213
      Federal funds sold and other
         short-term funds                                    19,905            79,324            29,671          132,844
                                                      --------------    --------------    --------------   --------------
                                                          1,140,667         1,068,557         2,178,413        2,125,538
Interest expense
      Deposits                                              343,265           493,236           635,057        1,017,237
      Borrowings                                             29,090             2,137            47,503            4,055
                                                      --------------    --------------    --------------   --------------
                                                            372,355           495,373           682,560        1,021,292
                                                      --------------    --------------    --------------   --------------
           Net interest income                              768,312           573,184         1,495,853        1,104,246
Provision for Loan Losses                                   100,350            93,200           170,604          158,200
                                                      --------------    --------------    --------------   --------------
           Net interest income after
              provision for loan losses                     667,962           479,984         1,325,249          946,046
Noninterest Income
      Service charges on deposit accounts                    22,067            18,415            44,072           35,403
      Net gains on sales of mortgage loans                   16,104            27,467            38,743           37,488
      Other                                                  13,260            12,144            27,238           23,473
                                                      --------------    --------------    --------------   --------------
                                                             51,431            58,026           110,053           96,364
Noninterest expense
      Salaries and employee benefits                        301,303           235,059           582,406          453,379
      Premises and equipment                                 84,636            74,623           161,023          145,994
      Data processing                                        45,980            40,923            93,051           80,830
      Professional fees                                      30,654            21,252            49,056           33,478
      Taxes other than income and payroll                    18,485            16,531            37,019           33,113
      Supplies, printing and postage                         13,860            17,322            27,660           30,918
      Other                                                  62,227            52,186           129,657          107,747
                                                      --------------    --------------    --------------   --------------
                                                            557,145           457,896         1,079,872          885,459
                                                      --------------    --------------    --------------   --------------
Income before income taxes                                  162,248            80,114           355,430          156,951
Income tax expense (benefit)                                 55,166          (368,239)          120,847         (368,239)
                                                      --------------    --------------    --------------   --------------
Net income                                                 $107,082          $448,353          $234,583         $525,190
                                                      ==============    ==============    ==============   ==============

Average shares outstanding (basic)                          388,052           388,052           388,052          388,052
                                                      ==============    ==============    ==============   ==============
Average shares outstanding (diluted)                        395,582           395,582           395,582          395,582
                                                      ==============    ==============    ==============   ==============

Basic income per share                                       $ 0.28            $ 1.16            $ 0.60           $ 1.35
                                                      ==============    ==============    ==============   ==============
Diluted income per share                                     $ 0.27            $ 1.13            $ 0.59           $ 1.33
                                                      ==============    ==============    ==============   ==============




See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                    Three months ended June 30,      Six months ended June 30,
                                                     2002             2001             2002             2001
                                                 --------------   -------------    -------------    -------------
Net income                                           $ 107,082       $ 448,353        $ 234,583        $ 525,190
Other comprehensive income, net of tax:
      Unrealized gains/(losses) on securities
           arising during the period                    13,157          (6,645)           3,608           16,136
                                                 --------------   -------------    -------------    -------------
                                                        13,157          (6,645)           3,608           16,136

                                                 --------------   -------------    -------------    -------------
Comprehensive income                                 $ 120,239       $ 441,708        $ 238,191        $ 541,326
                                                 ==============   =============    =============    =============



See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six months ended June 30,
                                                                                 2002                   2001
                                                                          -------------------     ------------------
Cash flows from operating activities
      Net income                                                                   $ 234,583              $ 525,190
      Adjustments to reconcile net income to
        net cash from operating activities:
           Provision for loan losses                                                 170,604                158,200
           Depreciation                                                               57,945                 52,212
           Net amortization of securities                                              8,328                  2,308
           Loans originated for sale                                              (2,968,336)            (5,237,297)
           Proceeds from sales of loan originations                                4,135,959              5,474,785
           Gains on sales of loans                                                   (38,743)               (37,488)
           Federal Home Loan Bank stock dividends                                     (2,700)                (3,200)
           Net change in:
              Interest receivable                                                    (53,960)                15,292
              Interest payable                                                        34,733                 34,743
              Other assets                                                            43,021               (502,111)
              Other liabilities                                                      125,342                 64,427
                                                                          -------------------     ------------------
              Net cash from operating activities                                   1,746,776                547,061

Cash flows from investing activities
      Available for sale securities:
           Purchases                                                              (1,023,397)            (4,093,114)
           Maturities, prepayments and calls                                         812,558              6,647,038
      (Purchase) of Federal Reserve Bank stock                                        (5,500)               (11,000)
      (Purchase) of Federal Home Loan Bank stock                                     (62,700)                     -
      Net increase in loans                                                      (12,285,108)            (7,248,094)
      Purchases of premises and equipment                                           (191,783)               (19,870)
                                                                          -------------------     ------------------
           Net cash from investing activities                                    (12,755,930)            (4,725,040)

Cash flows from financing activities
      Net increase in deposits                                                    15,370,454              9,130,357
      Net change in short-term borrowings                                            131,295                 83,390
      Proceeds from Federal Home Loan Bank advances                                1,500,000                      -
                                                                          -------------------     ------------------
           Net cash from financing activities                                     17,001,749              9,213,747
                                                                          -------------------     ------------------

Change in cash and cash equivalents                                                5,992,595              5,035,768
Cash and cash equivalents at beginning of period                                   2,142,993              3,380,128
                                                                          -------------------     ------------------
Cash and cash equivalents at end of period                                       $ 8,135,588            $ 8,415,896
                                                                          ===================     ==================

Supplemental cash flow information:
      Interest paid                                                                $ 647,827              $ 986,549
      Income taxes paid                                                                    0                      0




See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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


NOTE 2 - LOANS

Loans at June 30, 2002 and December 31, 2001, were as follows:


                                         June 30,         December 31,
                                          2002                 2001
                                          ----                 ----
Commercial                          $     56,925,360    $     45,058,966
Home equity                                7,119,204           5,723,908
Residential mortgage
   and construction                        1,388,410           1,635,610
Consumer installment                       1,901,226           2,576,416
Credit card and other                        203,811             223,128
                                    ----------------    ----------------
                                    $     67,538,011    $     55,218,028
                                    ================    ================

Activity in the Allowance for Loan Losses for the six months ended June 30, 2002 and 2001, was as follows:

                                          Six months ended June 30,
                                            2002                 2001
                                            ----                 ----
Beginning balance                     $        754,679    $        514,109
Loans charged off                               (4,683)           (104,128)
Recoveries                                      39,558              37,722
Provision for loan losses                      170,604             158,200
                                      ----------------    ----------------
Ending balance                        $        960,158    $        605,903
                                      ================    ================

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 3 - DEPOSITS

Deposits at June 30, 2002 and December 31, 2001, were as follows:

                                                 June 30,         December 31,
                                                  2002                 2001
                                                  ----                 ----
Noninterest-bearing demand                  $      7,286,348    $      7,909,219
Interest-bearing demand                            4,478,473           3,522,690
Market Rate Savings                               31,833,388          29,621,664
Time under $100,000                               15,201,000           6,784,442
Time $100,000 and over                             9,673,381           5,264,121
                                            ----------------    ----------------
                                            $     68,472,590    $     53,102,136
                                            ================    ================

At June 30, 2002, the Bank had $8,317,000 in national market certificates of deposit.


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

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2002

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at June 30, 2002, to December 31, 2001, and the results of operations for the six months and three months ended June 30, 2002 and 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Certain statements contained in this report that are not historical facts are forward looking statements subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, the interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

FINANCIAL CONDITION

Total assets as of June 30, 2002 increased 27.9%, or $17,400,015, to $79,854,864, compared with $62,454,849 at December 31, 2001. The increase in total assets was funded primarily by the Bank's continuing growth of new deposit accounts, as well as by obtaining national market certificates of deposit and an advance from the Federal Home Loan Bank. Cash and cash equivalents increased $5,992,595 to $8,135,588 at June 30, 2002 from $2,142,993 at December 31, 2001.

Total loans at June 30, 2002, were $67,538,011, compared to $55,218,028 at December 31, 2001, an increase of $12,319,983, or 22.3%. Most of the net loan growth in the first half of 2002 was in the commercial loan sector, primarily in commercial real estate loans, which increased approximately $8,811,000. Additionally, commercial lines of credit increased $2,228,000, and commercial business loans increased $836,000 during the same period, while commercial construction loans decreased $902,000. As of June 30, 2002, commercial loans to businesses were $56,925,360, or 84.3% of total loans. $8,507,614, or 12.6%, of total loans were residential real estate and home equity loans, and $2,105,037, or 3.1%, were consumer installment and credit card loans.

There was $120,000 in mortgage loans held for sale at June 30, 2002, compared with $1,248,880 at December 31, 2001.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2002

FINANCIAL CONDITION (CONTINUED)

Management anticipates that loan demand will continue to be strong, especially in the commercial loan segment. The loan-to-deposit ratio as of June 30, 2002, was 98.6%, compared to 104.0% at December 31, 2001, and the loan-to-assets ratio was 84.6% at June 30, 2002, compared to 88.4% at December 31, 2001. Management expects that the loan-to-deposit ratio for the remainder of 2002 will remain in the range of approximately 95%-105% and the loan-to-assets ratio will be between 85% to 95%.

Of the total loans in the Bank's portfolio at June 30, 2002, approximately $59,903,000 or 88.7% are at a variable rate of interest, and $7,635,000,or 11.3% are fixed rate. Of the total loans, $36,227,000, or 53.6%, mature or are able to be repriced within twelve months. Only $1,125,000 of the Bank's total loans mature or reprice in more than five years.

As of June 30, 2002, the Bank owned $2,048,382 of U.S. government agency securities and $1,183,426 of variable-rate mortgage-backed securities in its available-for-sale securities portfolio. As of June 30, 2002, the maturity dates of the agency securities ranged from November 2004 to June 2007.

Deposits increased to $68,472,590 at June 30, 2002, an increase of $15,370,454, or 28.9%, compared to the $53,102,136 at December 31, 2001. Deposits at June 30, 2002 consisted of $7,286,348 or 10.6% in noninterest-bearing demand deposits, $4,478,473 or 6.5% in interest-bearing NOW accounts, $31,833,388 or 46.5% in savings and money market accounts, $21,893,940 or 32.0% in time certificates of deposit, and $2,980,441 or 4.4% in IRAs.

During the first half of 2002, the Bank increased its deposits more rapidly than in the past in order to fund the strong loan demand. This was accomplished in part by obtaining an additional $1,800,000 (for a total of $3,200,000) in six-month CDs through the State of Ohio's Bid Ohio program. The rates on these CDs range from 1.81% to 1.95%. Also, the Bank obtained $8,317,000 in national market CDs, primarily in increments of $99,000, with terms ranging from two years to five years, and rates ranging from 3.05% to 5.25%. At June 30, 2002, the weighted average rate of these CDs was 4.43%, and the weighted average remaining maturity was 31 months. The majority of the Bank's deposits continue to be in Market Rate Savings accounts, which increased $2,212,000 in the first half of 2002. This product is a liquid savings account that offers tiered rates which, at balances of $15,000 or more, are indexed to a national money-market average, plus 5 to 15 basis points. The weighted average cost of all market rate savings accounts during the first six months of 2002 was 1.53%.

As of June 30, 2002 and December 31, 2001, the Bank had borrowed $3,200,000 and $1,700,000, respectively, from the Federal Home Loan Bank. Each of these borrowings was a 30 month fixed rate advance, one for $1,700,000 at 4.28% interest, maturing on June 30, 2004, and one for $1,500,000 at 4.15% interest, maturing on October 30, 2004. These borrowings are secured by a portion of the Bank's loan portfolio of 1-4 family residential properties.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2002

FINANCIAL CONDITION (CONTINUED)

Total shareholders' equity increased $238,191, to $7,655,832 at June 30, 2002, from $7,417,641 at December 31, 2001. This increase was due to the Company's net income of $234,583 for the first half of 2002 and the increase in the fair value of its available-for-sale securities, net of tax, of $3,608.

RESULTS OF OPERATIONS

To facilitate understanding of the Bank's growth and activities during 2001 and year-to-date 2002, a comparison of each of the quarters of 2001 will be presented in addition to comparisons of the first six months of 2002 and 2001.

Income taxes significantly impact comparisons between 2002 and 2001. Until May 2001, the income tax benefit from the net operating losses in 1998 and 1999 had not been reflected in the consolidated financial statements, and a valuation allowance had been recorded to reduce the net deferred tax asset to $0. In May 2001, management determined it was more likely than not that the income tax benefit will be able to be used by the Company, so the valuation allowance was reduced and a tax benefit of $421,603 was realized. At that point, the Company began reflecting normal income tax expense in its income statement. Therefore, the first quarter of 2001 did not reflect any income tax expense. For purposes of comparison, the following discussion will focus on income before income taxes.

For the first six months of 2002, consolidated income before income taxes was $355,430, compared to $156,951 for the same period in 2001. Income before taxes for the second quarter of 2002 was $162,248, down from $193,182 in the first quarter, which benefited from a lower provision for loan losses as a result of a recovery of approximately $31,000 on a loan that had been charged-off in 2001. This compares with 2001 quarterly pre-tax income of $168,030 in the fourth quarter, and $93,398, $80,114 and $76,837 in the third, second and first quarters, respectively.

Net interest income before the provision for loan losses for the first six months of 2002 was $1,495,853, of which $768,312 was earned in the second quarter, up from $727,541 in the first quarter. This compares with a total of $1,104,246 in the first six months of 2001.

Interest and fee income on loans for the first six months of 2002 was $2,067,383, of which $1,080,494 was earned in the second quarter, up from $986,889 in the first quarter. This compares with a total of $1,867,481 in the first six months of 2001. Interest income from investments and short-term funds decreased to $111,030 in the first half of 2002, from $258,057 in the same period in 2001. The decrease in 2002 was due to significantly lower interest rates on both investments and Federal funds sold when compared to 2001.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2002

RESULTS OF OPERATIONS (CONTINUED)

Interest expenses totaled $682,560 in the first six months of 2002, compared to $1,021,292 in the same period of 2001. The decrease in interest expense in 2002 was due to decreases in overall interest rates throughout 2001.

The Bank's net interest margin for the first six months of 2002 was 4.38% (including loan fees of $41,982, which contributed 0.12% to the net interest margin). For the second quarter of 2002, the Bank's net interest margin was 4.19%, compared to 4.61% in the first quarter. The net interest margin has been impacted by the Bank's strategy in 2002 to obtain longer-term funding. (See the discussion of "Interest Rate Sensitivity" on page 16.) In 2001, the net interest margin by quarter (including loan fees) was 4.46% in the fourth quarter, 4.32% in the third, 4.18% in the second and 4.28% in the first quarter.

The Bank's yield on earning assets has decreased significantly, to 6.21%, in the second quarter of 2002 from 6.58% in the first quarter of 2002. This is down from 6.61% in the fourth quarter of 2001, 7.37% during the third quarter, 7.80% in the second quarter and 8.54% in the first quarter. The cost of interest-bearing funds HAS followed the same trend, decreasing to 2.49% in both the second and first quarters of 2002, down from 2.76% in the fourth quarter 2001, 3.86% in the third quarter, 4.54% in the second quarter and 5.36% in the first quarter of 2001. All of these changes reflect the effects the Federal Reserve Bank's actions of eleven interest rate decreases throughout 2001 that totaled 4.75%.

In the second quarter of 2002, the Bank provided $100,350 for probable future loan losses, compared to $70,254 in the first quarter. During 2001, $47,581 was provided in the fourth quarter, $131,400 in the third quarter, $93,200 in the second quarter and $65,000 in the first quarter. Management's determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the probable loss experience of the Bank. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, the creditworthiness of the Bank's borrowers and other related factors. The provision for loan losses has been directly impacted by the rapid loan growth experienced by the Bank, as well as the effect of approximately $97,000 net loan charge-offs in 2001 as the loan portfolio has matured.

At June 30, 2002, the Bank had six loans totaling $206,954 on which no interest income is being recorded (i.e., in nonaccrual status). This compares with December 31, 2001, when there were six loans totaling $408,531 in nonaccrual, and no other loans more than 90 days delinquent. In the first half of 2002, one loan in the amount of $4,683 was charged off, and $39,559 was recovered on loans previously charged off. Management believes the allowance for loan losses at June 30, 2002, is adequate to absorb probable losses in the loan portfolio.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2002

RESULTS OF OPERATIONS (CONTINUED)

Total noninterest income for the first six months of 2002 was $110,053, up from $96,364 for the same period in 2001. Noninterest income was $51,431 in the second quarter of 2002, compared to $58,622 in the first quarter, and $71,043 in the fourth quarter of 2001, compared with $49,129, $58,026 and $38,338 in the third, second and first quarters, respectively. The primary source of this iscome is the Bank's origination and sale of long-term fixed rate mortgages and their related servicing. In the last half of 2001 and continuing into 2002, the Bank experienced a significant increase in the volume of mortgage loans originated and sold due to the lower interest rate environment. The largest components of other noninterest income are fee income from the bank's credit card and ATM programs, the rental of safe deposit boxes, and the sales of checks to depositors.

Noninterest expenses were $1,079,872 for the first six months of 2002, compared with $885,459 for the same period of 2001. In the second quarter of 2002, noninterest expenses were $557,145, compared with $522,727 for the first three months of 2002. During 2002 and 2001, noninterest expenses have increased as the Bank has grown, with $522,217 in the fourth quarter of 2001, $442,988 in the third quarter, $457,896 in the second quarter and $427,563 in the first quarter. The growth in noninterest expenses throughout 2001 and in the first half of 2002 is attributable primarily to additional salaries and benefits associated with growth of the bank and increased staffing in the lending area. The Bank hired additional staff during 2001 and 2002, including a Credit Manager, two Vice Presidents of Commercial Lending and a Loan Administrator. Total other noninterest expenses in the first six months of 2002 and 2001 consisted of the following:

                                                    Six months ended June 30,
                                                       2002                2001
                                                       ----                ----
Community relations, marketing
   and advertising                          $         47,349    $         36,690
Loan expenses                                         30,774              24,660
Insurance                                             14,475              12,597
Travel and entertainment                               8,553              10,589
Telephone                                              9,701               7,719
Other                                                 18,805              15,492
                                            ----------------    ----------------
                                            $        129,657    $        107,747
                                            ================    ================

In the first quarter of 2002, the Bank decided to lease approximately 2,080 square feet of additional space in the building adjoining the Bank's headquarters, and the Bank's commercial lending group moved into the new space in the second quarter.

Management expects that noninterest expenses will continue to increase moderately during the next several quarters in conjunction with the growth of the Bank.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2002

RESULTS OF OPERATIONS (CONTINUED)

As discussed in Note 4, in the second quarter of 2001 the Company eliminated the valuation allowance associated with the deferred tax asset. The effect of eliminating the valuation allowance was a tax benefit of $421,603, which was offset by $53,364 in current income tax for the first six months of 2001. Current income tax recorded year-to-date through June 30, 2002 was $120,847.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to fund loan demand, meet deposit customers' withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the Company's main source of cash flow is deposits from its customers, and to a lesser extent, repayment of loan principal and interest income on loans and investments.

The primary uses of cash are lending to the Bank's borrowers, and investing in securities and short-term interest-earning assets. In the first half of 2002, as loan demand outpaced local deposit growth, the Bank utilized other sources of funding, including national market CDs and Federal Home Loan Bank advances (as previously discussed). Other potential sources of liquidity include the sale of securities from the Bank's securities portfolio, the sale of loans, obtaining additional Federal Home Loan Bank advances, and the purchase of federal funds, repurchase agreements, and brokered deposits.

At June 30, 2002 and December 31, 2001, Western Reserve Bank's risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board's prompt corrective action guidelines were as follows:

                                                                                Minimum to be
                                                       Western Reserve Bank      considered
                                                     June 30,   December 31,        well-
                                                       2002          2001        capitalized
                                                       ----          ----        -----------
     Tier 1 "core" capital to risk-weighted assets       8.0%         8.8%          6.0%
     Total capital to risk-weighted assets              11.3         12.3          10.0%
     Tier 1 leverage ratio                               7.8          9.2           5.0%

As the Bank continues to grow, management expects its risk-based capital ratios to continue to decrease. If the Bank's growth rate continues at a very rapid pace and additional capital is required to support that growth, the Corporation will sell more stock.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2002


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

As discussed above, total shareholders' equity increased $238,191, to $7,655,832 at June 30, 2002 from $7,417,641 at December 31, 2001. The increase was due to the Company's net income of $234,583, and the increase in the fair value of its available-for-sale securities of $3,608, net of tax.


INTEREST RATE SENSITIVITY

One of management's objectives in managing the Bank's balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. During 2001, interest rates decreased rapidly and significantly, with 11 interest rate decreases totaling 475 basis points during the year. To the extent that the Bank's interest sensitive liabilities, primarily market rate savings accounts, repriced more quickly than interest sensitive loans, the Bank's net interest margin was positively affected. Management believed that, in the first half of 2002, interest rates have been at or near their low point. Therefore, management's strategy has been to lock in lower rates on the funding side of the balance sheet with longer-term CDs and fixed rate Federal Home Loan Bank advances. Also, many of the Bank's loans are commercial real estate loans with rates that are fixed for up to three years, and this strategy allows the Bank to match longer-term funding with these loans, thus minimizing volatility in the net interest margin.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2002

                           PART II--OTHER INFORMATION


Items 1 - 3 and 5 are not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of the shareholders of Western Reserve Bancorp, inc. was held on April 24, 2002 in accordance with the notice of meeting and proxy statement mailed to shareholders. Each of the following Class II directors was elected to a three-year term ending in 2005: C. Richard Lynham, Edward J. McKeon, R. Hal Nichols and Rory H. O'Neil. A total of 260,527 shares were represented at the meeting. Mssrs. Lynham, Nichols and O'Neil each received 260,527 votes, and Mr. McKeon received 257,352 votes. No other matters were presented to the meeting.


Item 6 - Exhibits and Reports on Form 8-K:

         (a) Exhibits

     EXHIBIT
     NUMBER        DESCRIPTION

       3.1         Certificate of Incorporation of Western Reserve Bancorp, Inc.                             *
       3.2         Bylaws of Western Reserve Bancorp, Inc.                                                   *
       4.1         Stock Certificate of Western Reserve Bancorp, Inc.                                        *
      10.1         Employment Agreement of Edward J. McKeon, Dated December 14, 2001                         *
      10.2         Lease Agreement by and between Michael Rose DBA Washington Properties and Western
                   Reserve Bancorp, Inc.                                                                     *
      10.3         Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of April    *
                   20, 2000
      11           Earnings per Share                                                                        19
      99.1         Certification of Financial Results by Edward J. McKeon, President and Chief Executive     20
                   Officer
      99.2         Certification of Financial Results by Cynthia A. Mahl, Senior Vice President and Chief    21
                   Financial Officer

* Previously filed and incorporated herein by reference.


         (b) No current reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED JUNE 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Western Reserve Bancorp, Inc.



Date: August 14, 2002      By:   /s/ Edward J. McKeon
                                 Edward J. McKeon
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)



                                 /s/ Cynthia A. Mahl
                                 Cynthia A. Mahl
                                 Senior Vice President/Chief Financial Officer (Principal Financial Officer)

Western Reserve Bancorp, Inc.
Exhibit 11--Earnings per Share

                                                    Three months ended June 30,        Six months ended June 30,
                                                    2002               2001             2002             2001
                                               ----------------   ---------------   --------------   --------------
Numerator:
     Net income                                      $ 107,082          $448,353        $ 234,583         $525,190


Denominator:
     Denominator for basic earnings per
         share--weighted-average shares                388,052           388,052          388,052          388,052

     Effect of dilutive securities:
         Nonqualified stock options                      7,530             7,530            7,530            7,530

                                               ----------------   ---------------   --------------   --------------
     Denominator for diluted earnings
         per share                                     395,582           395,582          395,582          395,582
                                               ================   ===============   ==============   ==============


Basic earnings per share                                $ 0.28            $ 1.16           $ 0.60           $ 1.35
                                               ================   ===============   ==============   ==============

Diluted earnings per share                              $ 0.27            $ 1.13           $ 0.59           $ 1.33
                                               ================   ===============   ==============   ==============