Form 10QSB
period 2002-09-30
WESTERN RESERVE BANCORP INC
filed 2002-11-15
CIK 1051473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

                              388,052 common shares
                              ---------------------
              (number of shares outstanding as of October 31, 2002)


Transitional Small Business Disclosure Format (Check one):     Yes [ ]   No [X]

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002


PART I--FINANCIAL INFORMATION
                                                                                                             Page
ITEM 1           FINANCIAL STATEMENTS

                 Consolidated Balance Sheets as of September 30, 2002
                    and December 31, 2001                                                                       3

                 Consolidated Statements of Income for the three and nine months
                     ended September 30, 2002 and 2001                                                          4

                 Consolidated Statements of Comprehensive Income
                    for the three and nine months ended September 30, 2002 and 2001                             5

                 Consolidated Statements of Cash Flows for the nine months
                    ended September 30, 2002 and 2001                                                           6

                 Notes to Consolidated Financial Statements                                                     7

ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                              10


ITEM 3           DISCLOSURE CONTROLS AND PROCEDURES REPORT                                                     18


PART II--OTHER INFORMATION                                                                                     19

SIGNATURES                                                                                                     20

CERTIFICATIONS                                                                                                 21

                          WESTERN RESERVE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 September 30,      December 31,
                                                                     2002               2001
                                                                 ------------       ------------
Assets
       Cash and due from financial institutions                  $  2,195,098       $  1,623,993
       Federal funds sold                                           4,151,000            519,000
                                                                 ------------       ------------
            Cash and cash equivalents                               6,346,098          2,142,993
       Securities available for sale                                3,093,130          3,025,689
       Loans held for sale                                             97,599          1,248,880
       Loans                                                       71,102,386         55,218,028
       Allowance for loan losses                                     (971,174)          (754,679)
                                                                 ------------       ------------
            Loans, net                                             70,131,212         54,463,349
       Federal Reserve Bank stock                                     171,100            165,600
       Federal Home Loan Bank stock                                   163,600             96,300
       Premises and equipment, net                                    762,132            655,359
       Accrued interest receivable and other assets                   675,354            656,679
                                                                 ------------       ------------
                 Total Assets                                    $ 81,440,225       $ 62,454,849
                                                                 ============       ============

Liabilities and Shareholders' Equity
Deposits
       Noninterest-bearing                                       $  9,966,482       $  7,909,219
       Interest-bearing                                            59,939,372         45,192,917
                                                                 ------------       ------------
            Total deposits                                         69,905,854         53,102,136
Short-term borrowings                                                 284,325            132,631
Federal Home Loan Bank advances                                     3,200,000          1,700,000
Accrued interest payable and other liabilities                        208,426            102,441
                                                                 ------------       ------------
            Total Liabilities                                      73,598,605         55,037,208

Shareholders' equity
       Common stock, without par value, $1 stated value:
            750,000 shares authorized, 388,052 shares
            issued and outstanding at September 30, 2002
            and December 31, 2001                                     388,052            388,052
       Additional paid-in capital                                   7,557,845          7,557,845
       Accumulated deficit                                           (136,647)          (543,187)
       Accumulated other comprehensive income                          32,370             14,931
                                                                 ------------       ------------
            Total Shareholders' Equity                              7,841,620          7,417,641
                                                                 ------------       ------------
                 Total Liabilities and Shareholders' Equity      $ 81,440,225       $ 62,454,849
                                                                 ============       ============


See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                 Three months ended Sept. 30,       Nine months ended Sept. 30,
                                                     2002             2001             2002             2001
                                                 -----------      -----------      -----------      -----------
Interest income
       Loans, including fees                     $ 1,155,636      $   963,689      $ 3,223,019      $ 2,831,170
       Securities                                     40,584           51,343          121,943          176,556
       Federal funds sold and other
          short-term funds                            20,252           41,493           49,923          174,337
                                                 -----------      -----------      -----------      -----------
                                                   1,216,472        1,056,525        3,394,885        3,182,063
Interest expense
       Deposits                                      359,819          436,276          994,876        1,453,513
       Borrowings                                     34,571            1,592           82,074            5,647
                                                 -----------      -----------      -----------      -----------
                                                     394,390          437,868        1,076,950        1,459,160
                                                 -----------      -----------      -----------      -----------
            Net interest income                      822,082          618,657        2,317,935        1,722,903
Provision for Loan Losses                             46,700          131,400          217,304          289,600
                                                 -----------      -----------      -----------      -----------
            Net interest income after
               provision for loan losses             775,382          487,257        2,100,631        1,433,303
Noninterest Income
       Service charges on deposit accounts            21,201           17,553           65,273           52,956
       Net gains on sales of mortgage loans           20,455           19,075           59,198           56,563
       Other                                          14,741           12,501           41,979           35,974
                                                 -----------      -----------      -----------      -----------
                                                      56,397           49,129          166,450          145,493
Noninterest expense
       Salaries and employee benefits                304,904          232,023          887,310          685,402
       Premises and equipment                         94,813           72,648          255,836          218,642
       Data processing                                49,620           41,803          142,671          122,633
       Professional fees                              26,562            8,242           75,618           41,720
       Taxes other than income and payroll            18,484           16,532           55,503           49,645
       Supplies, printing and postage                 13,739           12,148           41,399           43,066
       Other                                          63,118           59,592          192,775          167,339
                                                 -----------      -----------      -----------      -----------
                                                     571,240          442,988        1,651,112        1,328,447
                                                 -----------      -----------      -----------      -----------
Income before income taxes                           260,539           93,398          615,969          250,349
Income tax expense (benefit)                          88,582           31,755          209,429         (336,484)
                                                 -----------      -----------      -----------      -----------
Net income                                       $   171,957      $    61,643      $   406,540      $   586,833
                                                 ===========      ===========      ===========      ===========

Average shares outstanding (basic)                   388,052          388,052          388,052          388,052
                                                 ===========      ===========      ===========      ===========
Average shares outstanding (diluted)                 394,714          395,582          395,293          395,582
                                                 ===========      ===========      ===========      ===========

Basic income per share                           $      0.44      $      0.16      $      1.05      $      1.51
                                                 ===========      ===========      ===========      ===========
Diluted income per share                         $      0.44      $      0.16      $      1.03      $      1.48
                                                 ===========      ===========      ===========      ===========



See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                     Three months ended Sept. 30,       Nine months ended Sept. 30,
                                                        2002             2001             2002             2001
                                                      --------         --------         --------         --------
Net income                                            $171,957         $ 61,643         $406,540         $586,833
Other comprehensive income, net of tax:
      Unrealized gains/(losses) on securities
           arising during the period                    13,831           30,300           17,439           46,436
                                                      --------         --------         --------         --------
                                                        13,831           30,300           17,439           46,436

                                                      --------         --------         --------         --------
Comprehensive income                                  $185,788         $ 91,943         $423,979         $633,269
                                                      ========         ========         ========         ========




See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine months ended September 30,
                                                              2002               2001
                                                          ------------       ------------
Cash flows from operating activities
       Net income                                         $    406,540       $    586,833
       Adjustments to reconcile net income to
         net cash from operating activities:
            Provision for loan losses                          217,304            289,600
            Depreciation                                        90,841             78,850
            Net amortization of securities                      14,057              6,053
            Loans originated for sale                       (5,160,773)        (7,465,360)
            Proceeds from sales of loan originations         6,371,252          7,621,923
            Gains on sales of loans                            (59,198)           (56,563)
            Federal Home Loan Bank stock dividends              (4,600)            (4,800)
            Net change in:
               Interest receivable                             (62,897)           (11,106)
               Interest payable                                 24,612             (7,676)
               Other assets                                     44,222           (556,032)
               Other liabilities                                81,373            120,356
                                                          ------------       ------------
               Net cash from operating activities            1,962,733            602,078

Cash flows from investing activities
       Available for sale securities:
            Purchases                                       (1,023,397)        (4,093,114)
            Maturities, prepayments and calls                  959,338          6,824,884
       (Purchase) of Federal Reserve Bank stock                 (5,500)           (11,000)
       (Purchase) of Federal Home Loan Bank stock              (62,700)                 -
       Net increase in loans                               (15,885,167)       (12,562,718)
       Purchases of premises and equipment                    (197,614)           (31,549)
                                                          ------------       ------------
            Net cash from investing activities             (16,215,040)        (9,873,497)

Cash flows from financing activities
       Net increase in deposits                             16,803,718         11,464,376
       Net change in short-term borrowings                     151,694            (89,945)
       Proceeds from Federal Home Loan Bank advances         1,500,000                  -
                                                          ------------       ------------
            Net cash from financing activities              18,455,412         11,374,431
                                                          ------------       ------------
Change in cash and cash equivalents                          4,203,105          2,103,012
Cash and cash equivalents at beginning of period             2,142,993          3,380,128
                                                          ------------       ------------
Cash and cash equivalents at end of period                $  6,346,098       $  5,483,140
                                                          ============       ============

Supplemental cash flow information:
       Interest paid                                      $  1,052,338       $  1,466,836
       Income taxes paid                                       165,000                  0



See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Western Reserve Bancorp, Inc. (the Company) was incorporated under the laws of the State of Ohio on February 27, 1997. Until November 6, 1998, the Company was a development stage company and its efforts had been devoted to the offering of its common shares to the general public and to obtaining regulatory approvals, recruiting personnel and financial planning relating to the organization of Western Reserve Bank (the Bank). The Company completed its public stock offering on July 1, 1998. A total of 320,267 shares of the Company's common stock were sold. Proceeds, net of offering costs, were $6,368,499. Approximately $5,800,000 of the proceeds were used to purchase all of the capital stock of the Bank. During 2000, the Company sold an additional 67,785 shares of common stock in an intra-state offering. The Offering resulted in proceeds, net of offering costs, of $1,577,000.

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

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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

Reclassifications: For comparative purposes, certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.


NOTE 2 - LOANS

Loans at September 30, 2002 and December 31, 2001, were as follows:

                           September 30,    December 31,
                              2002              2001
                              ----              ----
Commercial                 $61,103,449      $45,058,966
Home equity                  7,249,979        5,723,908
Residential mortgage
   and construction          1,106,854        1,635,610
Consumer installment         1,443,691        2,576,416
Credit card and other          198,413          223,128
                           -----------      -----------
                           $71,102,386      $55,218,028
                           ===========      ===========

Activity in the Allowance for Loan Losses for the nine months ended September 30, 2002 and 2001, was as follows:

                             Nine months ended September 30,
                                  2002            2001
                                  ----            ----
Beginning balance              $ 754,679       $ 514,109
Loans charged off                (64,178)       (207,958)
Recoveries                        63,369         104,868
Provision for loan losses        217,304         289,600
                               ---------       ---------
Ending balance                 $ 971,174       $ 700,619
                               =========       =========

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 3 - DEPOSITS

Deposits at September 30, 2002 and December 31, 2001, were as follows:

                                September 30,    December 31,
                                    2002             2001
                                    ----             ----
Noninterest-bearing demand      $ 9,966,482      $ 7,909,219
Interest-bearing demand           5,559,605        3,522,690
Market Rate Savings              28,642,331       29,621,664
Time under $100,000              16,132,597        6,784,442
Time $100,000 and over            9,604,839        5,264,121
                                -----------      -----------
                                $69,905,854      $53,102,136
                                ===========      ===========

At September 30, 2002, the Bank had $8,317,000 in national market certificates of deposit, primarily in amounts of $99,000. As of December 31, 2001, the Bank had no national market CDs.


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

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2002

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at September 30, 2002, to December 31, 2001, and the results of operations for the nine months and three months ended September 30, 2002 and 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Total assets as of September 30, 2002 increased 30.4%, or $18,985,376, to $81,440,225, compared with $62,454,849 at December 31, 2001.

The primary reason for the increase in total assets was strong loan demand resulting in loan growth in each quarter of 2002. Total loans at September 30, 2002, were $71,102,386, compared to $55,218,028 at December 31, 2001, an increase of $15,884,358, or 28.8%. Most of the net loan growth in the first nine months of 2002 was in the commercial loan sector, primarily in commercial real estate loans, which increased approximately $12,004,000. Additionally, commercial lines of credit increased $2,730,000, and commercial business loans increased $1,080,000 during the same period, while commercial construction loans decreased $421,000. As of September 30, 2002, commercial loans to businesses were $61,103,449, or 85.9% of total loans. Residential real estate and home equity loans totaled $8,356,833, or 11.8% of total loans, and consumer installment and credit card loans were $1,642,104, or 2.3% of the loan portfolio.

The increase in total assets was funded primarily by the continuing growth of new deposit accounts, as well as by obtaining national market certificates of deposit and an advance from the Federal Home Loan Bank.

Mortgage loans held for sale amounted to $97,599 at September 30, 2002, compared with $1,248,880 at December 31, 2001. The balance at December 31 reflected nine loans that the Bank had funded and that were in process of being purchased by the investor.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2002

FINANCIAL CONDITION (CONTINUED)

Management anticipates that loan demand will continue to be strong, especially in the commercial loan segment. The loan-to-deposit ratio as of September 30, 2002, was 101.7%, compared to 104.0% at December 31, 2001, and the loan-to-assets ratio was 87.3% at September 30, 2002, compared to 88.4% at December 31, 2001. Management expects that the loan-to-deposit ratio for the remainder of 2002 will remain in the range of approximately 95%-105% and the loan-to-assets ratio will be between 85% to 95%.

Of the total loans at September 30, 2002, approximately $64,766,000 or 91.1% are at a variable rate of interest, and $6,336,000 or 8.9% are fixed rate. Of the total loans, $38,302,000, or 53.9%, mature or are able to be repriced within twelve months. Only $1,157,000 of total loans mature or reprice in more than five years.

Cash and cash equivalents increased $4,203,105 to $6,346,098 at September 30, 2002 from $2,142,993 at December 31, 2001. The increase is a result of the Bank obtaining additional deposits, and provides additional liquidity.

As of September 30, 2002, the Bank owned $2,066,790 of U.S. government agency securities and $1,026,340 of variable-rate mortgage-backed securities in its available-for-sale securities portfolio. As of September 30, 2002, the maturity dates of the agency securities ranged from November 2004 to June 2007.

Deposits increased to $69,905,854 at September 30, 2002, an increase of $16,803,713, or 31.6%, over the $53,102,136 at December 31, 2001. Deposits at
September 30, 2002 consisted of $9,966,482 or 14.3% in noninterest-bearing demand deposits, $5,559,605 or 7.9% in interest-bearing NOW accounts, $28,642,331 or 41.0% in variable-rate savings and money market accounts, $22,815,499 or 32.6% in time certificates of deposit, and $2,921,987 or 4.2% in IRAs.

During the first half of 2002, the Bank increased its deposits more rapidly than in the past in order to fund the strong loan demand. This was accomplished in part by obtaining $8,317,000 in national market CDs, primarily in increments of $99,000, with terms ranging from two years to five years, and rates ranging from 3.05% to 5.25%. At September 30, 2002, the weighted average rate of these CDs was 4.43%, and the weighted average remaining maturity was 28 months. The majority of the Bank's deposits continue to be in Market Rate Savings accounts. This product is a liquid savings account that offers tiered rates which, at balances of $15,000 or more, are indexed to a national money-market average, plus 5 to 15 basis points. The weighted average cost of all market rate savings accounts during the first nine months of 2002 was 1.49%. Market rate savings balances decreased $979,000 in the first nine months of 2002, primarily due to customers seeking higher rates by moving funds into longer-term certificates of deposit

Additional funding was obtained through the Federal Home Loan Bank. As of September 30, 2002 and December 31, 2001, the Bank had borrowed $3,200,000 and $1,700,000, respectively,

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2002

FINANCIAL CONDITION (CONTINUED)

from the Federal Home Loan Bank. The borrowings as of September 30 consisted of two 30 month fixed rate advances, one for $1,700,000 at 4.28% interest, maturing on June 30, 2004, and one for $1,500,000 at 4.15% interest, maturing on October 30, 2004. These borrowings are secured by a portion of the Bank's loan portfolio of 1-4 family residential properties.

Total shareholders' equity increased $423,979, to $7,841,620 at September 30, 2002, from $7,417,641 at December 31, 2001. This increase was due to the Company's net income of $406,540 for the first nine months of 2002 and the increase in the fair value of its available-for-sale securities, net of tax, of $17,439.

RESULTS OF OPERATIONS

To facilitate understanding of the Bank's growth and activities during 2001 and year-to-date 2002, a comparison of each of the quarters of 2002 and 2001 will be presented in addition to comparisons of the first nine months of 2002 and 2001.

Income taxes significantly impact comparisons between 2002 and 2001. Until May 2001, the income tax benefit from the net operating losses in 1998 and 1999 had not been reflected in the consolidated financial statements, and a valuation allowance had been recorded to reduce the net deferred tax asset to $0. In May 2001, management determined it was more likely than not that the income tax benefit would be able to be used, so the valuation allowance was reduced and a tax benefit of $421,603 was realized. At that point, the Company began reflecting normal income tax expense in its income statement. Therefore, the first quarter of 2001 did not reflect any income tax expense. For purposes of comparison, the following discussion will focus on income before income taxes.

For the first nine months of 2002, income before income taxes was $615,969, compared to $250,349 for the same period in 2001. Income before taxes for the third quarter of 2002 was $260,539, up from the $162,248 in the second quarter and $193,182 in the first quarter. This compares with 2001 quarterly pre-tax income of $168,030 in the fourth quarter, and $93,398, $80,114 and $76,837 in the third, second and first quarters, respectively.

The primary reason for the increase in income was the steady increase in net interest income. Net interest income before the provision for loan losses for the first nine months of 2002 was $2,317,935, of which $822,082 was earned in the third quarter, compared to $768,312 in the second quarter and $727,541 in the first quarter. This compares with a total of $1,722,903 in the first nine months of 2001. The increase in net interest income is attributable both to loan growth and to lower interest rates paid on deposits. This effect was partially offset by lower yields on loans and other interest-earning assets, as well the increase in interest-bearing deposit balances.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2002

RESULTS OF OPERATIONS (CONTINUED)

Interest and fee income on loans for the first nine months of 2002 was $3,223,019, of which $1,155,636 was earned in the third quarter, up from $1,080,494 in the second quarter and $986,889 in the first quarter. This compares with a total of $2,831,170 in the first nine months of 2001. Interest income from investments and short-term funds decreased to $171,866 through the first nine months of 2002, from $350,893 in the same period in 2001. The decrease in 2002 was primarily due to significantly lower interest rates on both investments and Federal funds sold when compared to 2001. Also, average balances in both Federal funds and investments were slightly lower in 2002 than in 2001, which resulted in lower interest income on these funds.

Interest expenses totaled $1,076,950 for the first nine months of 2002, compared to $1,459,160 in the same period of 2001. Interest on deposits decreased $458,637, from $1,453,513 in the first nine months of 2001, to $994,876 in the same period this year. The decrease in deposit interest expense was due to decreases in overall interest rates throughout 2001 and 2002. Interest on borrowings was $82,074 year-to-date in 2002, compared to $5,647 in 2001. This increase is due to the Federal Home Loan Bank borrowings discussed in the "Financial Condition" section of this report.

The net interest margin for the first nine months of 2002 was 4.32% (including loan fees of $73,649, which contributed 0.14% to the net interest margin). For the third quarter of 2002, the net interest margin was 4.21%, compared to 4.19% in the second quarter and 4.61% in the first quarter. In 2001, the net interest margin by quarter (including loan fees) was 4.46% in the fourth quarter, 4.32% in the third, 4.18% in the second and 4.28% in the first quarter. The net interest margin in 2002 has been impacted by the Bank's strategy (mainly in the second quarter) to obtain longer-term funding. (See the discussion of "Interest Rate Sensitivity" later in this section.) These funds provided additional liquidity but had a negative effect on the net interest margin in that excess funds were invested in lower-yielding Federal funds sold.

The yield on earning assets has stabilized in the third quarter of 2002, after decreasing significantly throughout 2001 and the first half of 2002. The third quarter yield on earning assets was 6.23%, compared to 6.21%, in the second quarter. This was down from 6.58% in the first quarter of 2002, and down from 6.61% in the fourth quarter of 2001, 7.37% during the third quarter, 7.80% in the second quarter and 8.54% in the first quarter.

The cost of interest-bearing funds has been stable during 2002, at 2.48% in the third quarter of 2002, compared to 2.49% in both the second and first quarters of 2002. This was down from 2.76% in the fourth quarter 2001, 3.86% in the third quarter, 4.54% in the second quarter and 5.36% in the first quarter of 2001.

The above changes in yields and rates reflect the effects the Federal Reserve Bank's actions of eleven interest rate decreases throughout 2001 that totaled 4.75%, and the corresponding decrease of 4.75% in the prime rate.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2002


RESULTS OF OPERATIONS (CONTINUED)

In the third quarter of 2002, the provision for probable future loan losses was $46,700, compared to $100,350 in the second quarter and $70,254 in the first quarter. During the second quarter of 2002, $25,000 was provided as a specific reserve on one lending relationship. During the third quarter, charge-offs totaled $59,494, but $43,880 of prior provision had been allocated to these loans. During 2001, $47,581 was provided in the fourth quarter, $131,400 in the third quarter, $93,200 in the second quarter and $65,000 in the first quarter.

At September 30, 2002, the Bank had two loans totaling $127,973 on which no interest income is being recorded (i.e., in nonaccrual status). No other loans are more than 90 days past due. This compares with December 31, 2001, when there were six loans totaling $408,531 in nonaccrual, and no other loans more than 90 days delinquent.

Management's determination of the appropriate level of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the probable loss experience of the Bank. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, the creditworthiness of the Bank's borrowers and other related factors. The provision for loan losses has been directly impacted by the rapid loan growth experienced by the Bank, as well as the effect of approximately $97,000 net loan charge-offs in 2001 as the loan portfolio matures. Management believes the allowance for loan losses at September 30, 2002, is adequate to absorb probable losses in the loan portfolio.

Total noninterest income for the first nine months of 2002 was $166,450, up from $145,493 for the same period in 2001. Noninterest income was $56,397 in the third quarter of 2002, compared to $51,431 in the second quarter and $58,622 in the first quarter. In 2001, $71,043 was recorded in the fourth quarter, compared with $49,129, $58,026 and $38,338 in the third, second and first quarters, respectively. The primary source of this income is the origination and sale of long-term fixed rate mortgages. The Bank sells these long-term fixed rate mortgages and the related servicing, which helps minimize the interest rate risk associated with keeping long-term mortgages in the Bank's loan portfolio. In the last half of 2001 and continuing into 2002, there has been a significant increase in the volume of mortgage loans originated and sold due to the lower interest rate environment. Service charges on deposit accounts have also increased, to $65,273 year-to-date in 2002, compared to $52,956 in 2001. This is due to an increased number of checking accounts, as well as an increase in certain fees in the second quarter of 2002. The largest components of "other" noninterest income are fee income from the bank's credit card and ATM programs, the rental of safe deposit boxes, and the sales of checks to depositors.

Noninterest expenses were $1,651,112 for the first nine months of 2002, compared with $1,328,447 for the same period of 2001. In the third quarter of 2002, noninterest expenses were $571,240, compared with $557,145 in the second quarter and $522,727 for the first three months

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2002

RESULTS OF OPERATIONS (CONTINUED)

of 2002. During 2002 and 2001, noninterest expenses have increased as the Bank has grown, with $522,217 in the fourth quarter of 2001, $442,988 in the third quarter, $457,896 in the second quarter and $427,563 in the first quarter. The growth in noninterest expenses throughout 2001 and year-to-date in 2002 is attributable primarily to additional salaries and benefits associated with growth of the bank and increased staffing in the lending area. The Bank hired additional staff during 2001 and 2002, including a Credit Manager, two Vice Presidents of Commercial Lending and a Loan Administrator. Total "other" noninterest expenses in the first nine months of 2002 and 2001 consisted of the following:

                                 Nine months ended September 30,
                                      2002          2001
                                      ----          ----
Community relations, marketing
   and advertising                  $ 71,670      $ 53,928
Loan expenses                         38,745        41,364
Insurance                             23,997        19,535
Travel and entertainment              14,403        16,902
Telephone                             15,573        11,536
Other                                 28,387        24,074
                                    --------      --------
                                    $192,775      $167,339
                                    ========      ========

In the first quarter of 2002, the Bank decided to lease approximately 2,080 square feet of additional space in the building adjoining its headquarters, and the commercial lending group moved into the new space in the second quarter.

Management expects that noninterest expenses will continue to increase moderately during the next several quarters in conjunction with the growth of the Bank.

As discussed in Note 4, in the second quarter of 2001 the Company eliminated the valuation allowance associated with the deferred tax asset. The effect of eliminating the valuation allowance was a tax benefit of $421,603, which was offset by $85,119 in current income tax expense for the first nine months of 2001. Current income tax recorded year-to-date through September 30, 2002 was $209,429.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability to fund loan demand, meet deposit customers' withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the main source of cash flow is deposits from customers, and to a lesser extent, repayment of loan principal and interest income on loans and investments.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2002


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The primary uses of cash are making loans and, secondarily, investing in securities and short-term interest-earning assets. In the first half of 2002, as loan demand outpaced local deposit growth, the Bank utilized other sources of funding, including national market CDs and Federal Home Loan Bank advances (as previously discussed). Other potential sources of liquidity include the sale of securities from the Bank's securities portfolio, the sale of loans, obtaining additional Federal Home Loan Bank advances, and the purchase of federal funds, repurchase agreements, and brokered deposits.

At September 30, 2002 and December 31, 2001, Western Reserve Bank's risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board's prompt corrective action guidelines were as follows:

                                                                                             Minimum to be
                                                           Western Reserve Bank               considered
                                                      September 30,         December 31,          well-
                                                          2002                 2001           capitalized
                                                          ----                 ----           -----------
     Tier 1 "core" capital to risk-weighted assets         8.6%                 8.8%              6.0%
     Total capital to risk-weighted assets                12.0                 12.3              10.0%
     Tier 1 leverage ratio                                 7.7                  9.2               5.0%

As the Bank continues to grow, management expects its risk-based capital ratios to continue to decrease. The Company is evaluating the growth trends and alternative mechanisms for supporting that growth, which could include selling more stock, issuing trust preferred securities, or borrowing. Management also continues to evaluate selected growth opportunities, which could include branching. However, any such decision would require that the opportunity to meet strict criteria for potential growth and profitability.

As discussed above, total shareholders' equity increased $423,979, to $7,841,620 at September 30, 2002 from $7,417,641 at December 31, 2001. The increase was due to the net income of $406,540, and the increase in the fair value of available-for-sale securities of $17,439, net of tax.


INTEREST RATE SENSITIVITY

One of management's objectives in managing the Bank's balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. During 2001, interest rates decreased rapidly and significantly, with 11 interest rate decreases totaling 475 basis points during the year. To the extent that the Bank's interest sensitive liabilities, primarily market

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2002


INTEREST RATE SENSITIVITY (CONTINUED)

rate savings accounts, repriced more quickly than interest sensitive loans, the Bank's net interest margin was positively affected. Management believed that, in the first half of 2002, interest rates were at or near their low point. Therefore, management's strategy has been to lock in lower rates on the funding side of the balance sheet with longer-term CDs and fixed rate Federal Home Loan Bank advances. Also, many of the Bank's loans are commercial real estate loans with rates that are fixed for up to three years, and this strategy allows the Bank to match longer-term funding with these loans, thus minimizing volatility in the net interest margin.

                          WESTERN RESERVE BANCORP, INC.
                    DISCLOSURE CONTROLS AND PROCEDURES REPORT
                               SEPTEMBER 30, 2002

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Western Reserve Bancorp, Inc.'s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(d) under the Securities Exchange Act of 1934). Based on their evaluation, our chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Western Reserve Bancorp, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in Western Reserve Bancorp, Inc.'s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002

                           PART II--OTHER INFORMATION


Items 1 - 5 are not applicable.

Item 6 - Exhibits and Reports on Form 8-K:

         (a) Exhibits

     EXHIBIT
     NUMBER        DESCRIPTION
     ------        -----------
       3.1         Certificate of Incorporation of Western Reserve Bancorp, Inc.                             *
       3.2         Bylaws of Western Reserve Bancorp, Inc.                                                   *
       4.1         Stock Certificate of Western Reserve Bancorp, Inc.                                        *
      10.1         Employment Agreement of Edward J. McKeon, Dated December 14, 2001                         *
      10.2         Lease Agreement by and between Michael Rose DBA Washington Properties and Western
                   Reserve Bancorp, Inc.                                                                     *
      10.3         Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of April    *
                   20, 2000
       11          Earnings per Share                                                                        23
      99.1         Certification of Financial Results by Edward J. McKeon, President and Chief Executive     24
                   Officer
      99.2         Certification of Financial Results by Cynthia A. Mahl, Senior Vice President and Chief    25
                   Financial Officer

* Previously filed and incorporated herein by reference.


          (b) No current reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Western Reserve Bancorp, Inc.



Date: November 14, 2002        By: /s/ Edward J. McKeon
                                   Edward J. McKeon
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



                                   /s/ Cynthia A. Mahl
                                   Cynthia A. Mahl
                                   Senior Vice President/Chief Financial Officer (Principal Financial Officer)

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002

                                 CERTIFICATIONS

I, Edward J. McKeon, President and Chief Executive Officer, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Western Reserve Bancorp, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results or operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:      /s/ Edward J. McKeon                         Date:  November 14, 2002
         Edward J. McKeon, President and CEO

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002

                                 CERTIFICATIONS

I, Cynthia A. Mahl, Senior Vice President and Chief Financial Officer, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Western Reserve Bancorp, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results or operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:  /s/ Cynthia A. Mahl                                Date:  November 14, 2002
     Cynthia A. Mahl, Senior Vice President and CFO