Form 10KSB
period 2002-12-31
WESTERN RESERVE BANCORP INC
filed 2003-03-28
CIK 1051473

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

[ ]   Transition report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934 For the transition period from         to

Commission file number 333-43361

                         WESTERN RESERVE BANCORP, INC.
                         -----------------------------
                 (Name of Small Business Issuer in Its Charter)

                            Ohio                                                       31-1566623
--------------------------------------------------------------       ------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)             (I.R.S. Employer Identification No.)


          4015 Medina Road, Suite 100, Medina, Ohio                                      44256
--------------------------------------------------------------       ------------------------------------------------
          (Address of Principal Executive Offices)                                     (Zip Code)

                                 (330) 764-3131
                            -----------------------
                (Issuer's Telephone Number, Including Area Code)

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

                                Yes [x]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Issuer's gross revenues for its most recent fiscal year were $4,875,977.

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 14, 2003 was approximately $8,500,518 (which excludes 61,109 shares held by directors and executive officers). As of said date, the Issuer had 388,052 shares of Common Stock issued and outstanding.

                      Documents incorporated by reference:

Parts I and II:   Portions of Registrant's 2002 Annual Report to Shareholders
Part III:         Portions of Registrant's 2002 Proxy Statement for the Annual
                  Meeting of Shareholders to be held April 23, 2003

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

The Company and the Bank currently maintain their offices at 4015 Medina Road, Suite 100, Medina, Ohio 44256. The Company's telephone number is (330) 764-3131, and their web site is www.westernreservebank.com.

BUSINESS STRATEGY

In the mid- to late-1990s, many of the financial institutions in the Medina County market area had been acquired by large regional organizations headquartered outside of the area. As a result, the organizers believed that the competitive and economic environment was right for a new, independent, locally owned and managed bank to serve the financial needs of the residents and businesses in the Medina area. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. Currently, the only business the Company is engaged in is the ownership of its wholly owned bank subsidiary, Western Reserve Bank. However, in the future, the holding company structure could provide flexibility for the expansion of the Company's business through additional banking-related services which commercial banks are currently unable to provide under current law.

The Bank offers a broad range of deposit services for consumers and businesses, including noninterest-bearing and interest-bearing checking accounts, savings and money market accounts, time certificates of deposit and individual retirement accounts. The Bank engages in a full line of lending activities, including all types of commercial loans to businesses, consumer loans to individuals for household, family and other personal expenditures, and real estate loans including first mortgage loans, home equity loans and construction loans. The Bank makes both fixed rate and variable rate residential mortgage loans. Generally, the Bank keeps the variable rate and short-term fixed rate mortgages in its portfolio, but sells substantially all of the long-term fixed-rate loans (with servicing released) to a bank that specializes in serving the community bank mortgage market. The Bank also offers other services, including credit, debit and ATM cards with access to regional and national automated teller networks, a courier service for business deposits, cash management services, safe deposit boxes, cashiers checks, traveler's checks and an ATM.

Under applicable law, the Bank is permitted to make loans to individual borrowers in aggregate amounts of up to 15 percent of the sum of the Bank's total capital and allowance for loan losses. At December 31, 2002, the Bank's legal lending limit was approximately $1,321,000. The Board of Directors has established an "in-house" lending limit of $1,000,000. The Board may from time to time raise or lower the "in-house" limit as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions. The Company believes that the Bank's legal lending limit is adequate to satisfy the credit needs of most of its clients. For credit needs that exceed the Bank's legal lending limit, the Bank has the ability to participate with other banks to meet the credit need. In such instances, the Bank intends to be the lead bank in the loan arrangement.

The Bank's market area is competitive. There are at least twenty commercial banks, savings institutions and credit unions with multiple offices in the Bank's primary service area of Medina County. In recent years, several banks and savings institutions headquartered outside of Medina County acquired or opened new branches in the Medina area. However, in the past few years, many of the area's financial institutions have been acquired by large regional organizations headquartered outside of the Medina area. As a result of such consolidation, the organizers of the Company believed that the competitive and economic environment was right for a new, independent, locally owned and managed bank such as Western Reserve Bank to serve the financial needs of Medina area residents and businesses. The rapid growth of the Bank in the four years since it opened has confirmed that belief. The Bank also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

Management continues to evaluate selected growth opportunities, which could include branching. However, any such decision would require that the opportunity meet strict criteria for potential growth and profitability.

EMPLOYEES

At December 31, 2002, the Bank has 23 full-time-equivalent employees (16 full-time and 10 part-time). None of its employees is covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

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

Dividends. The ability of the Company to obtain funds for the payment of dividends and for other cash requirements will be largely dependent on the amount of dividends which may be declared by its subsidiary, the Bank. Generally, an Ohio - chartered member bank may not declare a dividend without the approval of both the Division and the FRB if the total of dividends declared by such bank in a calendar year exceeds the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. In addition, state-chartered banks are subject to dividend regulation by the primary federal bank regulatory agency in connection with general supervisory authority as it relates to a bank's requirement to maintain adequate capital (See "Capital" above.) Furthermore, as part of the Bank's approval by regulatory agencies, it was prohibited from paying dividends to the Company for a period of three years after inception without prior written non-objection by the Federal Reserve Bank. The Bank does not expect to pay dividends to the Company in the foreseeable future.

The Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which addresses new requirements for public companies in the areas of financial disclosure, corporate governance, auditing and accounting. Beginning August 29, 2002, the Company's Chief Executive Officer and Chief Financial Officer are required to certify that the Company's quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. Additionally, the Chief Executive Officer and Chief Financial Officer are required to certify that the Company has effective disclosure controls and procedures. See Item 14, "Controls and Procedures," for more information regarding the Company's evaluation of its disclosure controls and procedures. The SEC is in the process of adopting additional rules to implement the provisions of Sarbanes-Oxley, including disclosure of audit committee financial experts, a code of ethics for senior officers, pro forma financial information, auditor independence and attorney conduct.

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

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. For the year ended December 31, 2002, Bank Insurance Fund ("BIF") assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2003, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits. Because the bank is "well capitalized" for purposes of its deposit insurance premiums, it expects its FDIC BIF premium to continue to be the statutory minimum.

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

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by Savings Association Insurance Fund ("SAIF") members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"), the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2002 the FICO assessment rate for both BIF and SAIF members was approximately 0.0171% of deposits. During the year ended December 31, 2002 the Bank paid approximately $9,900 in FICO assessments. For the first quarter of 2003, the annualized FICO assessment rate will be 0.0168%.

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

As of December 31, 2002, the Bank exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 11.7%, a Tier 1 risk-based capital ratio of 8.5% and a leverage ratio of 7.6%. As a result of the Corporation's equity offering in the second half of 2000, the Bank, on January 2, 2001, issued $1,500,000 of subordinated debt to the Corporation. This debt is treated as Tier 2 capital (subject to certain limitations) for the Bank's risk-based capital calculations. The Bank's Tier 1 risk-based capital and leverage ratios are expected to continue to decrease as the Bank increases its assets through normal banking operations in 2003 and beyond.

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

In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Act ("FDIA") expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution. These "prompt corrective action" provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases. Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination). At December 31, 2002, the Bank satisfied all requirements for inclusion in the "well capitalized" category.

Dividends. Ohio law and FRB provisions prohibit the Bank from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years, without the prior approval of both the Division and the FRB. As of December 31, 2002, the Bank has approximately $452,000 available to be paid as dividends to the Company by the Bank. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2002. Through November 2001, as a condition of its approval to commence operations, the Bank was prohibited from paying dividends to the Corporation for a period of three
(3) years from its opening without prior written non-objection from the Board of Governors of the Federal Reserve.

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

The Bank has two limited-hours branches within local retirement communities. The first is at the Western Reserve Masonic Community, a retirement and lifetime care community located at 4931 Nettleton Road, Medina. The second is at Camelot Place, an assisted living facility located at 49 Leisure Lane, Medina. The Camelot Place office opened in June 2002.

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

ITEM 1. BUSINESS-STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

      A. The following are the average balance sheets for the years ending December 31:

                                                      ----------------------------2002--------------------------
                                                          Average                                       Average
                                                          Balance                Interest                Rate
                                                          -------                --------                ----
ASSETS
Interest-earning assets
     Federal funds sold and other short-term funds    $ 3,873,609             $    60,843                1.57%
     Securities available for sale (at cost)            2,961,610                 141,112                4.76
     Federal Reserve Bank stock                           169,533                  10,168                6.00
     Federal Home Loan Bank stock                         142,591                   6,605                4.63
     Loans receivable and held for sale (1)            66,678,668               4,410,699                6.61
                                                      -----------              ----------
        Total interest-earning assets                  73,826,011               4,629,427                6.27
Noninterest-earning assets
     Cash and due from banks                            1,639,819
     Unrealized gain (loss) on available-
       for-sale securities                                 29,239
     Allowance for loan losses                           (917,892)
     Premises and equipment, net                          733,518
     Accrued interest receivable and
       other assets                                       642,630
                                                      -----------
                                                      $75,953,325
                                                      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Interest-bearing transaction accounts            $ 4,517,865                  54,239                1.20%
     Savings and money market accounts                 29,795,433                 426,491                1.43
     Certificates of deposit and IRAs                  22,204,834                 872,200                3.92
     Short-term borrowings                                217,222                   2,042                0.94
     Federal Home Loan Bank advances                    2,710,959                 114,545                4.22
                                                      -----------              ----------
        Total interest-bearing liabilities             59,446,313               1,469,517                2.47%
                                                                               ----------
Noninterest-bearing liabilities
     Demand deposits                                    8,577,222
     Accrued interest payable and
       other liabilities                                  242,758
                                                       68,266,293
Shareholders' equity                                    7,687,032
                                                      -----------
                                                      $75,953,325
                                                      ===========

Net interest income/spread                                                    $ 3,159,910                3.80%
                                                                              ===========              ======

Net interest income as a percent
  of average interest earning assets                                                                     4.28%
                                                                                                       ======

Average interest earning assets to
  interest bearing liabilities                              124.2%
                                                      ===========

(1) Includes loan fees of $102,936.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

                                                      ----------------------------2001--------------------------
                                                        Average                                        Average
                                                        Balance                 Interest                 Rate
                                                        -------                 --------                 ----
Interest-earning assets
     Federal funds sold                               $ 4,769,723              $  189,255                3.97%
     Securities available for sale (at cost)            3,685,133                 205,978                5.59
     Federal Reserve Bank stock                           154,627                   9,272                6.00
     Federal Home Loan Bank stock                          92,650                   6,237                6.73
     Loans receivable (1)                              46,718,034               3,792,290                8.12
                                                      -----------              ----------
        Total interest-earning assets                  55,420,167               4,203,032                7.58
Noninterest-earning assets
     Cash and due from banks                            1,451,275
     Unrealized gain (loss) on available-
       for-sale securities                                  8,444
     Allowance for loan losses                           (609,116)
     Premises and equipment, net                          693,000
     Accrued interest receivable and
       other assets                                       620,965
                                                      -----------
                                                      $57,584,735
                                                      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Interest-bearing transaction accounts            $ 2,875,675                  55,393                1.93%
     Savings and money market accounts                 28,200,672               1,056,876                3.75
     Certificates of deposit and IRAs                  12,598,750                 694,607                5.51
     Short-term funds                                     199,830                   6,468                3.24
                                                      -----------              ----------
        Total interest-bearing liabilities             43,874,927               1,813,344                4.13%
Noninterest-bearing liabilities
     Demand deposits                                    6,406,081
     Accrued interest payable and
       other liabilities                                  212,616
                                                      -----------
                                                       50,493,624
Shareholders' equity                                    7,091,111
                                                      -----------
                                                      $57,584,735
                                                      ===========

Net interest income/spread                                                     $2,389,688                3.45%
                                                                               ==========              ======

Net interest income as a percent
  of average interest earning assets                                                                     4.31%
                                                                                                       ======

Average interest earning assets to
  interest bearing liabilities                              126.3%
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

                    Summary of Changes in Net Interest Income

                                                        2002 vs. 2001                                2001 vs. 2000
                                                  Increase (Decrease) Due to                   Increase (Decrease) Due to
                                          ----------------------------------------     ----------------------------------------
                                            Volume          Rate            Net          Volume          Rate            Net
                                            ------          ----            ---          ------          ----            ---
Interest income:
   Loans receivable                       $1,411,026     $ (792,617)     $ 618,409     $1,339,370     $ (422,024)    $  917,346
   Federal funds sold                        (30,566)       (97,886)      (128,452)        89,013        (83,660)         5,353
   Interest-bearing deposits in
       financial institutions                     40             --             40            (34)            --            (34)
   Securities available-for-sale             (37,035)       (27,831)       (64,866)      (129,926)       (15,044)      (144,970)
   Federal Reserve Bank stock                    896             --            896            191             --            191
   Federal Home Loan Bank stock                2,697         (2,329)           368          1,600           (502)         1,098
                                          ----------     ----------      ---------     ----------     ----------     ----------
     Total interest-earning assets         1,347,058       (920,663)       426,395      1,300,214       (521,230)       778,984

Interest expense:
   Interest-bearing transaction accounts      24,452        (25,606)        (1,154)         4,458         (1,487)         2,971
   Savings and money market                   56,670       (687,055)      (630,385)       288,856       (443,980)      (155,124)
   Certificates of deposit and IRAs          419,028       (241,435)       177,593        356,813        (18,701)       338,112
   Short-term funds                              518         (4,944)        (4,426)        (2,976)        (4,230)        (7,206)
   FHLB borrowings                           114,545             --        114,545             --             --             --
                                          ----------     ----------      ---------     ----------     ----------     ----------
     Total interest-bearing liabilities      615,213       (959,040)      (343,827)       647,151       (468,398)       178,753
                                          ----------     ----------      ---------     ----------     ----------     ----------
Change in net interest income             $  731,845     $   38,377      $ 770,222     $  653,063     $  (52,832)    $  600,231
                                          ==========     ==========      =========     ==========     ==========     ==========

II.    INVESTMENT PORTFOLIO

       The amortized cost and estimated fair values of securities available for sale at December 31, 2002 and 2001 are as follows:

                                     Gross          Gross                        Weighted
                    Amortized      Unrealized     Unrealized         Fair         Average
                      Cost           Gains          Losses           Value         Yield
                   -----------    -----------     -----------     -----------    ---------
2002
U.S. Agencies      $ 2,018,035    $    43,216     $        --     $ 2,061,251      4.72%
Mortgage-backed        803,650          2,454          (2,500)        803,604      3.57%
                   -----------    -----------     -----------     -----------
                   $ 2,821,685    $    45,670     $    (2,500)    $ 2,864,855      4.40%
                   ===========    ===========     ===========     ===========

2001
U.S. Agencies      $ 1,502,074    $    16,569     $        --     $ 1,518,643      5.66%
Mortgage-backed      1,500,993          9,245          (3,192)      1,507,046      4.84%
                   -----------    -----------     -----------     -----------
                   $ 3,003,067    $    25,814     $    (3,192)    $ 3,025,689      5.25%
                   ===========    ===========     ===========     ===========

                       Maturities of Investment Securities

                                                          Weighted
                                        Fair              Average
                                        Value              Yield
                                        -----              -----
U.S. Agencies
  Due in one year or less            $        --
  Due in one to five years             2,061,251           4.72%
  Due in five to ten years                    --
Mortgage-backed                          803,604           3.57%
                                     -----------
                                     $ 2,864,855           4.40%
                                     ===========

      Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

III.  LOAN PORTFOLIO

      A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31, 2002 and 2001.

                                                         2002           2001
                                                         ----           ----
            Commercial                               $ 64,169,224   $ 45,058,966
            Home equity lines of credit                 7,482,574      5,723,908
            Residential mortgage and construction       1,264,597      1,635,610
            Consumer installment                        1,505,334      2,576,416
            Credit card and other                         228,232        223,128
                                                     ------------   ------------
                                                     $ 74,649,961   $ 55,218,028
                                                     ============   ============

      Concentrations of Credit Risk: Western Reserve Bank grants commercial, residential real estate mortgage and installment loans to businesses and individuals mainly in Medina and contiguous counties in Ohio. Commercial loans include loans collateralized by business assets. At December 31, 2002, commercial loans secured by real estate make up approximately 55.4% of the loan portfolio. Other commercial loans to businesses comprise 30.6% of total loans, and are expected to be repaid from cash flows from operations of the businesses. Variable rate home equity lines of credit make up approximately 10.0% of the loan portfolio and are collateralized by residential real estate. Residential mortgage and construction loans are 1.7% of the loan portfolio and are secured primarily by first mortgages on residential property. Installment and credit card loans to individuals make up approximately 2.3% of the loan portfolio and are primarily collateralized by consumer assets or are unsecured.

      B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the maturity distribution and sensitivity to changes in interest rates of loans outstanding as of December 31, 2002. Fixed rate loans are presented based on their maturity date, and variable rate loans with floating or adjustable interest rates are included based on their earliest repricing opportunity.

          Loan Maturities and Sensitivity to Changes in Interest Rates

                                                Within            1-5              After
                                                1 year           years            5 years           Total
                                                ------           -----            -------           -----
          Commercial                         $ 29,308,877     $ 33,058,782       $ 1,801,565     $ 64,169,224
          Home equity lines of credit           7,482,574               --                --        7,482,574
          Residential mortgage
             and construction                     315,885          813,861           134,851        1,264,597
          Consumer installment                    857,273          444,326           203,735        1,505,334
          Credit card and other                   228,232               --                --          228,232
                                             ------------     ------------      ------------     ------------
                                             $ 38,192,841     $ 34,316,969      $  2,140,151     $ 74,649,961
                                             ============     ============      ============     ============

            Of the loans due after one year, approximately $29,162,000 have variable interest rates, and $7,295,000 have fixed interest rates.

      C.    Risk Elements

            1. Nonaccrual, Past Due, Restructured and Impaired Loans - The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31.

                                                                                      2002            2001
                                                                                      ----            ----
                  (a)  Loans accounted for on a nonaccrual basis                   $ 340,776       $ 408,531
                  (b)  Accruing loans which are contractually past due 90
                         days or more as to interest or principal payments                --              --
                  (c)  Loans not included in (a) or (b) which are
                         "Troubled Debt Restructurings" as defined by
                         Statement of Financial Accounting Standards No. 15               --              --
                  (d)  Other loans defined as "impaired"                              48,075         143,841
                                                                                   ---------       ---------

                                                                                   $ 388,851       $ 552,372
                                                                                   =========       =========

                       Percentage of allowance to non-performing loans                   268%            137%
                                                                                         ===             ===

                  Management believes the allowance for loan losses at December 31, 2002 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on loss experience of comparable companies, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                                                                          2002
                                                                                          ----
            Gross interest income that would have been recorded in 2002 on nonaccrual loans outstanding at December 31, 2002 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for
            part of the period                                                           $11,042

            Interest income actually recorded on nonaccrual loans and included
            in net income for the period                                                       0

            Interest income not recognized during the period                               8,335


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

            2.    Potential Problem Loans

                  As of December 31, 2002, in addition to the $388,851 of loans reported under Item III, C.1., there are $-0- in other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C.1 at some future date. There were no loans classified for regulatory purposes as loss, doubtful or substandard that have not been disclosed in Section 1 above.

            3.    Foreign Loans Outstanding

                  None

            4.    Loan Concentrations

                  As of December 31, 2002, commercial loans to entities classified as real estate holding companies comprise $16,230,000 of the total loan portfolio.

      D.    Other Interest-Bearing Assets

           There are no other interest-bearing assets as of December 31, 2002 that would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

IV.   SUMMARY OF LOAN LOSS EXPERIENCE

      A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

                                                                                    2002                2001
                                                                                    ----                ----
            LOANS
                 Loans outstanding at end of period                             $  74,649,961       $ 55,218,028
                                                                                =============       ============

                 Average loans outstanding during period                        $  66,542,909       $ 46,718,034
                                                                                =============       ============

           ALLOWANCE FOR LOAN LOSSES
                Balance at beginning of period                                  $     754,679       $    514,109

                Loans charged-off
                     Commercial                                                        59,495            188,547
                     Residential mortgage and construction                                 --                 --
                     Consumer installment                                                  --             14,713
                     Credit card                                                        9,307              9,490
                                                                                -------------       ------------
                                                                                       68,802            212,750
                Recoveries of loans previously charged-off
                     Commercial                                                        51,258            110,842
                     Residential mortgage and construction                                 --                 --
                     Consumer installment                                               3,378              5,297
                     Credit card                                                        4,792                 --
                                                                                -------------       ------------
                                                                                       59,428            116,139
                                                                                -------------       ------------
           Net loans charged-off                                                        9,374             96,611
           Provision for loan losses                                                  297,004            337,181
                                                                                -------------       ------------

           Balance at end of period                                             $   1,042,309       $    754,679
                                                                                =============       ============

           Ratio of net charge-offs during the period to
                average loans outstanding during the period                             0.01%               0.21%
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

                                                                                          Percentage of Loans in
                                                                                             Each Category to
                                                           Allowance Amount                     Total Loans
                                                     ------------------------------      -------------------------
                                                         2002              2001              2002         2001
                                                     ------------      ------------        --------     --------
            Commercial                               $    971,776      $    675,059            86.0%        81.6%
            Home equity lines of credit                    37,413            28,620            10.0         10.4
            Residential mortgage & construction             4,084             6,223             1.7          2.9
            Installment and credit card
                 loans to individuals                      29,007            44,726             2.3          5.1
            Unallocated                                        29                51             0.0          0.0
                                                     ------------      ------------        --------     --------
            Total                                    $  1,042,309      $    754,679           100.0%       100.0%
                                                     ============      ============        ========     ========

            While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.    DEPOSITS

      The average amount of deposits and average rates paid are summarized as follows for the year ended December 31:

                                                                         2002                         2001
                                                                         ----                         ----
                                                                  Average     Average          Average    Average
                                                                  Amount       Rate            Amount      Rate
                                                                  ------       ----            ------      ----
       Noninterest bearing demand deposits                    $   8,577,222    0.00%       $   6,406,081   0.00%
       Interest bearing demand deposits                           4,517,865    1.20            2,875,675   1.93
       Savings and money market accounts                         29,795,433    1.43           28,200,672   3.75
       Certificates of deposit and IRAs                          22,204,834    3.92           12,598,750   5.51
                                                              -------------                -------------
                                                              $  65,095,354    2.07        $  50,081,178   3.62
                                                              =============                =============

      At December 31, 2002, the Bank had $10,850,784 of time certificates of deposit of $100,000 or more outstanding. Remaining maturities of these time deposits are as follows:

       Three months or less                                   $   2,940,829
       Over three through six months                              3,147,844
       Over six through twelve months                               520,477
       Over twelve months                                         4,241,634
                                                              -------------
                                                              $  10,850,784
                                                              =============

VI.   RETURN ON EQUITY AND ASSETS

      The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows:

                                                                       2002              2001
                                                                       ----              ----
        Average total assets                                       $ 75,953,000      $ 57,585,000
        Average shareholders' equity                               $  7,687,000      $  7,091,000
        Net income                                                 $    574,298      $    692,133 *
        Return on average total assets                                     0.76%             1.20%*
        Return on average shareholders' equity                             7.47%             9.76%*
        Cash dividends declared                                          $ 0.00            $ 0.00
        Dividend payout percentage                                          n/a               n/a
        Average shareholders' equity to average total assets              10.12%            12.31%

      * In 2001, the ROA would have been 0.47%, while the ROE would have been 3.80%, excluding the benefit of recognizing the deferred tax asset of $421,603.

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

The lease for the building has a primary term of ten years with options for two five-year extensions. The annual lease payment was $117,521 for 2002 and $112,004 for 2001, and is subject to increases each subsequent year. The facility is leased under an operating lease from a member of the Board of Directors. Refer to Note 5 on page 16 of the Company's 2002 Annual Report to Shareholders (incorporated herein by reference) for additional discussion about the lease.

The Bank has five interior teller stations (two of which are sit-down teller desks, and three of which are traditional stand-up teller counters), a two-lane drive-through, a drive-up ATM and a night depository facility. During 2002, the Bank leased additional office space in an adjacent building in the same office complex to accommodate the growth of the commercial lending department. There are approximately 2,080 square feet in this area.

The Bank leases a small office inside Western Reserve Masonic Community, a retirement community at 4931 Nettleton Road, Medina. The Bank also occupies a small office inside Camelot Place, an assisted living facility located at 49 Leisure Lane, Medina. The Bank operates a full-service, limited-hours branch at each location. Rent for both offices is de minimis.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any legal proceedings against it or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock was held by approximately 436 holders of record as of December 31, 2002, and is quoted on the OTC Bulletin Board. It has not yet been assigned a symbol. To date there has been no regular and liquid market for the common stock, and there can be no assurance that a regular and liquid trading market will develop in the foreseeable future.

During 2002, there were three transactions of the Company's common stock reported by the market maker in the Company's stock. One transaction, in January 2002, was at $25.00 per share, while the later transactions, one in September and one in December, were at $26.00 per share. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Certain other private transactions may have occurred during the periods indicated of which the Company has no knowledge.

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

The Company has a nonqualified stock option plan that provides for up to 100,000 shares of the Company's common stock to be available for grant to officers, employees, directors and others. The exercise price is at least the market price at date of grant. The maximum option term is ten years, and options vest over three years as follows: 25% one year from the grant date, 50% after two years, and 100% after three years. As of December 31, 2002, the following equity securities are authorized for issuance under the plan:

                      Equity Compensation Plan Information

                                           Number of securities       Weighted-average      Number of securities
                                             to be issued upon       exercise price of       remaining available
                                                exercise of         outstanding options,     for future issuance
                                           outstanding options,     warrants and rights         under equity
                                            warrants and rights                              compensation plans
                                                                                            (excluding securities
                                                                                           reflected in column (a))
                                                   (a)                      (b)                      (c)
Equity compensation plans
   approved by security holders
Equity compensation plans not                     90,912                  $23.03                   9,088
   approved by security holders
Total                                             90,912                  $23.03                   9,088

The Plan provides for adjustment of the number of shares in the event the outstanding shares of stock of the Company are changed into or exchanged for a different number or kind of shares by reason of any merger, consolidation, reorganization, recapitalization, combination, stock split or stock dividend.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The information on pages 29-37 of the Company's 2002 Annual Report to Shareholders under the caption "Management's Discussion and Analysis" is incorporated by reference.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements and related notes from the 2002 Annual Report to Shareholders are incorporated by reference:

                                                                   Annual Report
                                                                      Page No.
Report of Independent Auditors                                           3
Consolidated Balance Sheets                                              4
Consolidated Statements of Income                                        5
Consolidated Statements of Changes in Shareholders' Equity               6
Consolidated Statements of Cash Flows                                    7
Notes to Consolidated Financial Statements                              8-27

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

A. Directors. The information on pages 6-8 of the Company's 2002 Proxy Statement under the caption "Election of Directors" is incorporated by reference.

B. Executive Officers. The Company's executive officers who are not also directors are as follows:

Brian K. Harr, age 39, Senior Vice President of the Company and Senior Vice President, Senior Lender of the Bank, served as Vice President, Business Banking Manager of Bank One, Charleston, West Virginia from October, 1997 until joining the company in September 1998. Prior to that assignment, Mr. Harr served as Assistant Vice President, Relationship Manager for Bank One, Columbus, Ohio from October 1994 until October 1997.

Cynthia A. Mahl, age 42, Senior Vice President, Secretary and Treasurer of the Company and Senior Vice President, Secretary, Treasurer, Chief Financial Officer and Senior Operations Officer of the Bank, was employed by PremierBank & Trust located in Elyria, Ohio since 1985. From 1993 she served as its Vice President and Controller until joining the Company in June 1998.

ITEM 10. EXECUTIVE COMPENSATION

The information on pages 11-13 of the 2002 Proxy Statement under the caption "Compensation of Executive Officers" is incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information on page 5 of the 2002 Proxy Statement, under the caption "Beneficial Ownership" in incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information on page 13 of the 2002 Proxy Statement under the caption "Transactions with Management and Others" is incorporated by reference.

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

(b) Reports on Form 8-K--The Company did not file any Current Reports on Form 8-K during the fourth quarter of 2002.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Western Reserve Bancorp, Inc.'s management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(d) under the Securities Exchange Act of 1934). Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Western Reserve Bancorp, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in Western Reserve Bancorp, Inc.'s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2003.

                                 WESTERN RESERVE BANCORP, INC.


                                 By:  /s/ Edward J. McKeon
                                      Edward J. McKeon, President, Chief
                                      Executive Officer and Director


                                 By:  /s/ Cynthia A. Mahl
                                      Cynthia A. Mahl, Senior Vice President,
                                      Principal Financial and Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 20, 2003.

    /s/ P.M. Jones                           /s/ Edward J. McKeon
    P.M. Jones, Chairman of the Board        Edward J. McKeon, President, Chief
                                             Executive Officer and Director


    /s/ Roland H. Bauer                      /s/ Bijay K. Jayaswal
     Roland H. Bauer, Director               Bijay K. Jayaswal, Director


    /s/ Ray E. Laribee                       /s/ C. Richard Lynham
    Ray E. Laribee, Director                 C. Richard Lynham, Director


    /s/ R. Hal Nichols                       /s/ Rory H. O'Neil
    R. Hal Nichols, Director                 Rory H. O'Neil, Director


    /s/ Michael R. Rose                      /s/ Glenn M. Smith
    Michael R. Rose, Director                Glenn M. Smith, Director


    /s/ Thomas A. Tubbs
    Thomas A. Tubbs, Director

                         WESTERN RESERVE BANCORP, INC.
                                  FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2002


                                 CERTIFICATIONS

I, Edward J. McKeon, President and Chief Executive Officer, certify that:

1) I have reviewed this annual report on Form 10-KSB of Western Reserve Bancorp, Inc.;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results or operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
      c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:     /s/ Edward J. McKeon                                Date: March 28, 2003
        Edward J. McKeon, President and CEO

                         WESTERN RESERVE BANCORP, INC.
                                  FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2002


                                 CERTIFICATIONS

I, Cynthia A. Mahl, Senior Vice President and Chief Financial Officer, certify that:

1) I have reviewed this annual report on Form 10-KSB of Western Reserve Bancorp, Inc.;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results or operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
      c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:      /s/ Cynthia A. Mahl                                Date: March 28, 2003
         Cynthia A. Mahl, Senior Vice President and CFO

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

      4.1           Stock Certificate of Western Reserve Bancorp, Inc.                                      *

      10.1          Employment Agreement of Edward J. McKeon, Dated December 14, 2001                       *

      10.2          Lease Agreement by and between Michael Rose DBA Washington Properties and               *
                    Western Reserve Bancorp, Inc.

      10.3          Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as           *
                    of April 20, 2000

      10.4          Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr,             26-37
                    dated June 18 2001, as amended February 20, 2002

      10.5          Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl,           38-49
                    dated June 18 2001, as amended February 20, 2002

      13.1          2002 Annual Report to Shareholders (Except for sections incorporated by               50-90
                    reference into this Form 10-KSB, the Annual Report to Shareholders shall not be deemed to be "filed" with the Commission.)

      21.1          Subsidiary of Western Reserve Bancorp, Inc .                                            91

      99.1          Certification of Financial Results by Edward J. McKeon, President and Chief             92
                    Executive Officer

      99.2          Certification of Financial Results by Cynthia A. Mahl, Senior Vice President            93
                    and Chief Financial Officer

      99.3          Proxy Statement and form of proxy for the Annual Meeting of Shareholders to             *
                    be held April 23, 2003.  (Except for sections incorporated by reference into this Form 10-KSB, the proxy materials shall not be deemed to be filed with the Commission.)


* Previously filed and incorporated herein by reference.