Form 10QSB
period 2003-03-31
WESTERN RESERVE BANCORP INC
filed 2003-05-13
CIK 1051473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2003

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

                              388,052 common shares
                              ---------------------
               (number of shares outstanding as of April 30, 2003)


Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2003


PART I--FINANCIAL INFORMATION
                                                                           Page
ITEM 1        FINANCIAL STATEMENTS

              Consolidated Balance Sheets as of March 31, 2003
                 and December 31, 2002                                       3

              Consolidated Statements of Income for the three months
                  ended March 31, 2003 and 2002                              4

              Consolidated Statements of Comprehensive Income
                 for the three months ended March 31, 2003 and 2002          5

              Consolidated Statements of Cash Flows for the three months
                 ended March 31, 2003 and 2002                               6

              Notes to Consolidated Financial Statements                     7

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS              11


ITEM 3        DISCLOSURE CONTROLS AND PROCEDURES REPORT                     19


PART II--OTHER INFORMATION                                                  20

SIGNATURES                                                                  21

CERTIFICATIONS                                                              22

                          WESTERN RESERVE BANCORP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                    March 31,           December 31,
                                                                                       2003                 2002
                                                                                   ------------         ------------
Assets
       Cash and due from financial institutions                                    $  1,943,941         $  1,762,735
       Federal funds sold                                                             3,311,000            2,164,000
                                                                                   ------------         ------------
            Cash and cash equivalents                                                 5,254,941            3,926,735

       Securities available for sale                                                  2,215,122            2,864,855
       Loans held for sale                                                               80,000              237,141

       Loans                                                                         76,894,493           74,649,961
       Allowance for loan losses                                                     (1,092,309)          (1,042,309)
                                                                                   ------------         ------------
            Loans, net                                                               75,802,184           73,607,652

       Federal Reserve Bank stock                                                       171,100              171,100
       Federal Home Loan Bank stock                                                     189,700              187,900
       Premises and equipment, net                                                      715,643              734,157
       Accrued interest receivable and other assets                                     717,617              646,848
                                                                                   ------------         ------------
                 Total Assets                                                      $ 85,146,307         $ 82,376,388
                                                                                   ============         ============

Liabilities and Shareholders' Equity
Deposits
       Noninterest-bearing                                                         $  8,116,350         $  8,875,323
       Interest-bearing                                                              65,392,874           62,005,088
                                                                                   ------------         ------------
            Total deposits                                                           73,509,224           70,880,411
Short-term borrowings                                                                    83,947               59,965
Federal Home Loan Bank advances                                                       3,200,000            3,200,000
Accrued interest payable and other liabilities                                          220,438              230,512
                                                                                   ------------         ------------
            Total Liabilities                                                        77,013,609           74,370,888

Shareholders' equity
       Common stock, without par value, $1 stated value:
            750,000 shares authorized, 388,052 shares
            issued and outstanding at March 31, 2003
            and December 31, 2002                                                       388,052              388,052
       Additional paid-in capital                                                     7,557,845            7,557,845
       Retained earnings                                                                166,162               31,111
       Accumulated other comprehensive income                                            20,639               28,492
                                                                                   ------------         ------------
            Total Shareholders' Equity                                                8,132,698            8,005,500
                                                                                   ------------         ------------
                 Total Liabilities and Shareholders' Equity                        $ 85,146,307         $ 82,376,388
                                                                                   ============         ============

See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                           Three months ended March 31,
                                                                               2003              2002
                                                                           ----------        ----------
Interest income
      Loans, including fees                                                $1,162,961        $  986,889
      Securities                                                               33,274            41,091
      Federal funds sold and other short-term funds                            10,362             9,766
                                                                           ----------        ----------
                                                                            1,206,597         1,037,746
Interest expense
      Deposits                                                                347,075           291,792
      Borrowings                                                               33,442            18,413
                                                                           ----------        ----------
                                                                              380,517           310,205
                                                                           ----------        ----------
           Net interest income                                                826,080           727,541
Provision for loan losses                                                      50,000            70,254
                                                                           ----------        ----------
           Net interest income after
              provision for loan losses                                       776,080           657,287
Noninterest income
      Service charges on deposit accounts                                      24,004            22,005
      Net gains on sales of mortgage loans                                     35,016            22,639
      Other                                                                    17,761            13,978
                                                                           ----------        ----------
                                                                               76,781            58,622
Noninterest expense
      Salaries and employee benefits                                          340,478           281,103
      Premises and equipment                                                   94,555            76,387
      Data processing                                                          54,547            47,071
      Professional fees                                                        53,742            18,402
      Taxes other than income and payroll                                      20,841            18,534
      Supplies, printing and postage                                           17,550            13,800
      Other                                                                    66,525            67,430
                                                                           ----------        ----------
                                                                              648,238           522,727
                                                                           ----------        ----------
Income before income taxes                                                    204,623           193,182
Income tax expense                                                             69,572            65,681
                                                                           ----------        ----------
Net income                                                                 $  135,051        $  127,501
                                                                           ==========        ==========
Average shares outstanding (basic)                                            388,052           388,052
                                                                           ==========        ==========
Average shares outstanding (diluted)                                          397,343           395,582
                                                                           ==========        ==========

Basic income per share                                                     $     0.35        $     0.33
                                                                           ==========        ==========
Diluted income per share                                                   $     0.34        $     0.32
                                                                           ==========        ==========

See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                   Three months ended March 31,
                                                                                  2003                    2002
                                                                                ---------               ---------
Net income                                                                      $ 135,051               $ 127,501
Other comprehensive income, net of tax:
      Net unrealized gains/(losses) on securities
           arising during the period                                               (7,853)                 (9,549)
                                                                                ---------               ---------
                                                                                   (7,853)                 (9,549)
                                                                                ---------               ---------

Comprehensive income                                                            $ 127,198               $ 117,952
                                                                                =========               =========


See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three months ended March 31,
                                                                                2003                2002
                                                                            -----------         -----------
Cash flows from operating activities
      Net income                                                            $   135,051         $   127,501
      Adjustments to reconcile net income to
        net cash from operating activities:
           Provision for loan losses                                             50,000              70,254
           Depreciation                                                          32,755              27,212
           Net amortization of securities                                         5,458               4,472
           Loans originated for sale                                         (3,651,814)         (1,770,042)
           Proceeds from sales of loan originations                           3,843,971           2,666,686
           Gains on sales of loans                                              (35,016)            (22,639)
           Federal Home Loan Bank stock dividends                                (1,800)             (1,000)
           Net change in:
              Interest receivable                                                (9,063)            (51,511)
              Interest payable                                                   10,636               3,993
              Other assets                                                      (61,706)             42,387
              Other liabilities                                                 (20,710)             57,515
                                                                            -----------         -----------
              Net cash from operating activities                                297,762           1,154,828

Cash  flows from investing activities Available for sale securities:
           Maturities, repayments and calls                                     636,422             208,494
      Net increase in loans                                                  (2,244,532)         (6,863,037)
      Purchases of premises and equipment                                       (14,241)             (1,494)
                                                                            -----------         -----------
           Net cash from investing activities                                (1,622,351)         (6,656,037)

Cash flows from financing activities
      Net increase in deposits                                                2,628,813           5,930,120
      Net change in short-term borrowings                                        23,982             176,761
                                                                            -----------         -----------
           Net cash from financing activities                                 2,652,795           6,106,881
                                                                            -----------         -----------

Change in cash and cash equivalents                                           1,328,206             605,672
Cash and cash equivalents at beginning of period                              3,926,735           2,142,993
                                                                            -----------         -----------
Cash and cash equivalents at end of period                                  $ 5,254,941         $ 2,748,665
                                                                            ===========         ===========

Supplemental cash flow information:
      Interest paid                                                         $   369,881         $   306,212
      Income taxes paid                                                          55,000                   0


See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

Nature of Business: The Bank offers a full range of commercial and consumer banking services primarily in its defined market area of Medina County, Ohio. All of the financial service operations are considered by management to be aggregated in one reportable operating segment, i.e., commercial banking.

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

Use of Estimates in Preparation of Financial Statements: In preparing financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. Areas involving the use of management's estimates and assumptions include the allowance for loan losses, the realization of deferred tax assets and the depreciation of premises and equipment.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

It is the opinion of management that all adjustments necessary for a fair presentation have been made and that all adjustments were of a normal recurring nature. The Annual Report of the Company for the year ended December 31, 2002 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation.

                                       Three months ended March 31,
                                           2003               2002
                                      -----------         -----------
Net income as reported                $   135,051         $   127,501
Deduct: stock based
   Compensation expense
   determined under fair value
   based method                           (18,432)            (31,824)
                                      -----------         -----------
Pro forma net income                  $   116,619         $    95,677
                                      ===========         ===========

Basic earnings per share
   as reported                        $      0.35         $      0.33
Pro forma basic earnings
   per share                          $      0.30         $      0.25

Diluted earnings per share
   as reported                        $      0.34         $      0.32
Pro forma diluted earnings
   per share                          $      0.29         $      0.24

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

No options were granted during 2002 or the first quarter of 2003.

Reclassifications: For comparative purposes, certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.


NOTE 2 - LOANS

Loans at March 31, 2003 and December 31, 2002, were as follows:

                                 March 31,        December 31,
                                   2003               2002
                               -----------        -----------
Commercial business            $23,074,124        $22,844,715
Commercial real estate          39,553,560         38,906,291
Commercial construction          3,040,810          2,418,218
Home equity                      8,158,508          7,482,574
Residential mortgage
   and construction              1,303,908          1,264,597
Consumer installment             1,536,105          1,505,334
Credit card and other              227,478            228,232
                               -----------        -----------
                               $76,894,493        $74,649,961
                               ===========        ===========

Activity in the Allowance for Loan Losses for the three months ended March 31, 2003 and 2002, was as follows:

                                 Three months ended March 31,
                                    2003               2002
                                 ----------        ----------
Beginning balance                $1,042,309        $  754,679
Loans charged off                        --                --
Recoveries                               --            35,649
Provision for loan losses            50,000            70,254
                                 ----------        ----------
Ending balance                   $1,092,309        $  860,582
                                 ==========        ==========

As of March 31, 2003 and December 31, 2002, loans totaling $340,776 were in nonaccrual status. There were no other loans more than 90 days past due.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 3 - DEPOSITS

Deposits at March 31, 2003 and December 31, 2002, were as follows:

                                              March 31,        December 31,
                                                2003               2002
                                            -----------        -----------
Noninterest-bearing demand                  $ 8,116,350        $ 8,875,323
Interest-bearing demand                       4,938,468          5,302,358
Market Rate Savings                          26,044,162         27,475,357
Time under $100,000                          21,840,838         18,375,589
Time $100,000 and over                       12,569,406         10,850,784
                                            -----------        -----------
                                            $73,509,224        $70,880,411
                                            ===========        ===========

At March 31, 2003, the Bank had $12,877,000 in national market certificates of deposit, primarily in amounts of $99,000. As of December 31, 2002, the Bank had $10,099,000 in national market CDs.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2003

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at March 31, 2003, to that of December 31, 2002, and the results of operations for the three months ended March 31, 2003 and 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Total assets as of March 31, 2003 increased 3.4%, or $2,769,919, to $85,146,307, compared with $82,376,388 at December 31, 2002.

The primary reason for the increase in total assets was an increase in Federal funds sold and loans, primarily funded by the Bank obtaining $2,778,000 in new national market certificates of deposit to fund anticipated loan growth and to provide liquidity.

Total loans at March 31, 2003, were $76,894,493, an increase of $2,244,532, or 3.0% when compared to $74,649,961 at December 31, 2002. Most of the net loan growth in the first quarter of 2003 was in the commercial loan sector. This growth was spread over several categories, including commercial real estate loans, which increased approximately $647,000, commercial construction loans, up $623,000, and purchased loan participations, up $684,000. Home equity lines of credit also increased, by $676,000, or 9.0%, primarily due to the Bank's efforts to cross-sell home equity lines when originating or refinancing first mortgage loans. As of March 31, 2003, commercial loans to businesses were $65,668,494, or 85.4% of total loans. Residential real estate and home equity loans totaled $9,462,416, or 12.3% of total loans, and consumer installment and credit card loans were $1,763,582, or 2.3% of the loan portfolio.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2003

FINANCIAL CONDITION (CONTINUED)

During the first quarter of 2003, commercial loan growth was slower than anticipated. Two factors contributed to this slower growth: the winter weather slowed construction projects and the related loan draws; and several existing loans were lost to competitors who offered long-term, fixed-rate loans at rates that the Bank declined to match because management believed doing so would be detrimental to the Bank's results.

Mortgage loans held for sale amounted to $80,000 at March 31, 2003, compared with $237,141 at December 31, 2002.

Management anticipates that loan demand will continue to be strong, especially in the commercial loan segment. The loan-to-deposit ratio as of March 31, 2003, was 104.6%, compared to 105.3% at December 31, 2002, and the loan-to-assets ratio was 90.3% at March 31, 2003, compared to 90.6% at December 31, 2002. Management expects that the loan-to-deposit ratio throughout 2003 will remain in the range of 95%-105% and the loan-to-assets ratio will be between 85% to 95%.

Of the total loans at March 31, 2003, approximately $69,800,000 or 90.8% are at a variable rate of interest, and $7,094,000 or 9.2% are fixed rate. $47,173,000, or 61.3%, of the Bank's loans mature or are able to be repriced within twelve months. Only $779,000 of total loans mature or reprice in more than five years.

Cash and cash equivalents increased $1,328,206 to $5,254,941 at March 31, 2003 from $3,926,735 at December 31, 2002. The increase is a result of the Bank obtaining additional deposits, and provides additional liquidity.

As of March 31, 2003, the Bank owned $1,545,535 of U.S. government agency securities and $669,587 of variable-rate mortgage-backed securities in its available-for-sale securities portfolio. As of March 31, 2003, the maturity dates of the agency securities ranged from November 2004 to June 2007.

Deposits increased to $73,509,224 at March 31, 2003, an increase of $2,628,813, or 3.7%, over the $70,880,411 at December 31, 2002. Deposits at March 31, 2003 consisted of $8,116,350 or 11.0% in noninterest-bearing demand deposits, $4,938,468 or 6.7% in interest-bearing NOW accounts, $26,044,162 or 35.4% in variable-rate savings and money market accounts, $31,244,076 or 42.5% in time certificates of deposit, and $3,166,168 or 4.3% in IRAs.

The mix of the Bank's deposits has shifted since the beginning of 2002. There are two primary reasons. First, as interest rates declined, depositors moved funds from the Bank's market rate savings product to seek higher yields in certificates of deposit. The Bank's market rate savings

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2003

FINANCIAL CONDITION (CONTINUED)

product is a liquid savings account that offers tiered rates which, at balances of $15,000 or more, are indexed to a national money-market average, plus 5 to 15 basis points. The weighted average cost of all market rate savings accounts during the first three months of 2003 was 0.96%. Market rate savings balances decreased $1,431,000 in the first three months of 2003.

Also, management made the strategic decision to obtain longer-term CD funding to lock in the historically low rates and to better match the repricing of its loans with its deposits. A large portion of the Bank's commercial loans are real estate loans, and many have terms which fix the interest rate for three-year intervals. By obtaining three-, four- and five-year CDs, the bank is better able to "match" the repricing of its assets (loans) and liabilities (deposits). This was accomplished in part by obtaining national market CDs, primarily in increments of $99,000, with terms ranging from two years to five years, and rates ranging from 1.70% to 5.25%. At March 31, 2003, the Bank had $12,877,000 of these national market CDs, with a weighted average rate of 3.81%, and a weighted average remaining maturity of 22 months.

The Bank has obtained additional funding through the Federal Home Loan Bank. In December 2001 the Bank borrowed $1,700,000 under a 4.28% fixed rate advance that matures on June 30, 2004. In April 2002 the Bank borrowed $1,500,000 under a 4.15% fixed rate advance that matures on October 30, 2004. Interest is payable monthly, and the advances are payable at their maturity dates, with prepayment penalties for early payment. The advances are collateralized by $4,000,000 of first mortgage loans and $189,700 of FHLB stock under a blanket lien arrangement.

Total shareholders' equity increased $127,198, to $8,132,698 at March 31, 2003, from $8,005,500 at December 31, 2002. This increase was due to the Company's net income of $135,051 for the first quarter of 2003, offset by the decrease in the fair value of its available-for-sale securities, net of tax, of $7,853.

RESULTS OF OPERATIONS

For the first three months of 2003, net income was $135,051, a 5.9% increase when compared to $127,501 for the same period in 2002.

The primary reason for the increase in net income was the steady increase in net interest income. Net interest income before the provision for loan losses for the first three months of 2003 increased 13.5%, to $826,080. This compares with $727,541 in the first three months of 2002. The increase in net interest income is attributable both to loan growth and to lower interest rates paid on deposits. This effect was partially offset by lower yields on loans and other interest-earning assets, as well the increase in interest-bearing deposit balances.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2003

RESULTS OF OPERATIONS (CONTINUED)

Interest and fee income on loans for the first three months of 2003 was $1,162,961, up 17.8% from $986,889 in the first three months of 2002. Interest income from investments and short-term funds decreased to $43,636 through the first three months of 2003, from $50,857 in the same period in 2002. The decrease in 2003 was primarily due to significantly lower interest rates on both investments and Federal funds sold when compared to 2002. Also, average balances in both Federal funds and investments were slightly lower in 2003 than in 2002, which resulted in lower interest income on these funds.

Interest expense totaled $380,517 for the first quarter of 2003, compared to $310,205 in the same period of 2002. Interest on deposits increased $55,283, or 18.9%, to $347,075 in the first three months of 2003, from $291,792 in the same period last year. The increase in deposit interest expense was due to increased balances in interest-bearing deposits, somewhat offset by decreases in overall interest rates throughout 2002. Interest on borrowings was $33,442 year-to-date in 2003, compared to $18,413 in 2002. This increase is due to the Federal Home Loan Bank borrowings discussed in the "Financial Condition" section of this report.

The net interest margin for the first quarter of 2003 was 4.06% (including loan fees of $27,246, which contributed 0.13% to the net interest margin). For the first quarter of 2002, the net interest margin was 4.61%. The net interest margin has been impacted by the Bank's strategy (beginning in the second quarter of 2002) to obtain longer-term funding. (See the discussion of "Interest Rate Sensitivity" later in this section.) These funds provided additional liquidity but had a negative effect on the net interest margin in that excess funds were invested in lower-yielding Federal funds sold until they could be deployed in higher-yielding loans.

The yield on earning assets has continued to decrease each quarter, reflecting overall interest rate cuts, the scheduled repricing of existing loans, and new loans being booked at the current, lower rates. The first quarter yield on earning assets was 5.93% in 2003, down from 6.58% in the first quarter of 2002.

The cost of interest-bearing funds was stable during 2002, but decreased in the first quarter of 2003. In the first quarter of 2003, the cost of interest-bearing funds was 2.28%, compared to 2.49% in the same period of 2002.

In the first quarter of 2003, the provision for probable loan losses was $50,000, compared to $70,254 in the first quarter of 2002. The primary reason for the lower provision was that loan growth was slower in early 2003 compared with the first quarter of 2002 ($6,899,000 in 2002 compared to $2,245,000 in 2003).

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2003

RESULTS OF OPERATIONS (CONTINUED)

At March 31, 2003 and December 31, 2002, the Bank had loans totaling $340,776 in nonaccrual status (i.e., on which no interest income is being recorded). No other loans were more than 90 days past due.

Management's determination of the appropriate level of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the probable loss experience of the Bank. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, the creditworthiness of the Bank's borrowers and other related factors. The provision for loan losses has been directly impacted by the rapid loan growth experienced by the Bank, as well as the effect of the loan portfolio maturing. Management believes the allowance for loan losses at March 31, 2003, is adequate to absorb probable losses in the loan portfolio.

Total noninterest income for the first three months of 2003 was $76,781, up 31.0% from $58,622 for the same period in 2002. The primary source of this income is the origination and sale of long-term fixed rate mortgages. The Bank sells these mortgage loans and the related servicing, which helps minimize the interest rate risk associated with keeping long-term mortgages in the Bank's loan portfolio. During 2002 and continuing into 2003, there has been a significant increase in the volume of mortgage loans originated and sold due to the lower interest rate environment. Service charges on deposit accounts have also increased, to $24,004 year-to-date in 2003, compared to $22,005 in 2002, an increase of 9.1%. This is due to an increased number of checking accounts, as well as an increase in certain fees in the second quarter of 2002. The largest components of "other" noninterest income are fee income from the bank's credit card and ATM programs, the rental of safe deposit boxes, and the sales of checks to depositors.

Noninterest expenses were $648,238 for the first three months of 2003, a 24.0% increase over the $522,727 for the same period of 2002.

Noninterest expenses have increased as the Bank has grown, attributable primarily to additional salaries and benefits associated with growth of the bank and increased staffing in the lending area, as well as increases in professional fees associated with legal, accounting, audit and directors' fees.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2003

RESULTS OF OPERATIONS (CONTINUED)

Total "other" noninterest expenses in the first three months of 2003 and 2002 consisted of the following:

                                             Three months ended March 31,
                                                 2003           2002
                                                -------        -------
Community relations, marketing
   and advertising                              $21,346        $20,548
Loan expenses                                     6,291         21,603
Insurance                                        10,602          7,594
Travel and entertainment                         10,144          3,564
Telephone                                         6,571          4,547
Other                                            11,571          9,574
                                                -------        -------
                                                $66,525        $67,430
                                                =======        =======

In the first quarter of 2002, the Bank entered into a lease for approximately 2,080 square feet of additional space in the building adjoining its headquarters, and the commercial lending group moved into the new space in the second quarter of 2002.

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

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2003

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

At March 31, 2003 and December 31, 2002, Western Reserve Bank's risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board's prompt corrective action guidelines were as follows:


                                                                       Western Reserve Bank          Minimum to be
                                                                  March 31,        December 31,        considered
                                                                    2003              2002          well-capitalized
                                                                  ---------        ------------     ----------------
     Tier 1 "core" capital to risk-weighted assets                    8.4%               8.5%              6.0%
     Total capital to risk-weighted assets                           11.6               11.7              10.0%
     Tier 1 leverage ratio                                            7.6                7.6               5.0%

As the Bank continues to grow, management expects its risk-based capital ratios to continue to decrease. The Company has been evaluating the growth trends and alternative mechanisms for supporting that growth. Some of the options under consideration were selling more stock, issuing trust preferred securities, or borrowing through a line of credit. The Company has decided to use the line of credit approach, and will be finalizing the details in the second quarter. Under this plan, the Company would borrow against the line of credit and then downstream capital as needed to the Bank in order to maintain the Bank's capital levels above the well-capitalized minimums. Factors that management and the Board considered include: this approach does not dilute current shareholders' positions; interest rates are extremely favorable at this time; and it will be more cost-effective to do one larger stock offering in the future rather than several smaller ones in the next few years as the Bank grows.

Management also continues to evaluate selected growth opportunities, which could include branching. However, any such decision would require that the opportunity meet strict criteria for potential growth and profitability.

As discussed above, total shareholders' equity increased $127,198, to $8,132,698 at March 31, 2003 from $8,005,500 at December 31, 2002. The increase was due to the net income of $135,051, offset by the decrease in the fair value of available-for-sale securities of $7,853, net of tax.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2003

INTEREST RATE SENSITIVITY

One of management's objectives in managing the Bank's balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. During 2001, interest rates decreased rapidly and significantly, with 11 interest rate decreases totaling 475 basis points during the year. In November 2002, there was another 50 basis point decrease. To the extent that the Bank's interest sensitive liabilities, primarily market rate savings accounts, repriced more quickly than interest sensitive loans, the Bank's net interest margin was positively affected. However, management believed that, in the first half of 2002, interest rates were at or near their low point. Therefore, management's strategy has been to lock in lower rates on the funding side of the balance sheet with longer-term CDs and fixed rate Federal Home Loan Bank advances. Also, many of the Bank's loans are commercial real estate loans with rates that are fixed for up to three years, and this strategy allows the Bank to match longer-term funding with these loans, thus minimizing volatility in the net interest margin.

                          WESTERN RESERVE BANCORP, INC.
                    DISCLOSURE CONTROLS AND PROCEDURES REPORT
                                 MARCH 31, 2003

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Western Reserve Bancorp, Inc.'s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(d) under the Securities Exchange Act of 1934). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Western Reserve Bancorp, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in Western Reserve Bancorp, Inc.'s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2003

                           PART II--OTHER INFORMATION


Items 1 - 5 are not applicable.

Item 6 - Exhibits and Reports on Form 8-K:

         (a) Exhibits

     EXHIBIT
     NUMBER        DESCRIPTION
     -------       -----------
       3.1         Certificate of Incorporation of Western Reserve Bancorp, Inc.                             *
       3.2         Bylaws of Western Reserve Bancorp, Inc.                                                   *
       4.1         Stock Certificate of Western Reserve Bancorp, Inc.                                        *
      10.1         Employment Agreement of Edward J. McKeon, Dated December 14, 2001                         *
      10.2         Lease Agreement by and between Michael Rose DBA Washington Properties and Western
                   Reserve Bancorp, Inc.                                                                     *
      10.3         Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of April    *
                   20, 2000
      10.4         Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June      *
                   18, 2001, as amended February 20, 2002
      10.5         Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June    *
                   18, 2001, as amended February 20, 2002
       11          Earnings per Share                                                                        24
      99.1         Certification of Financial Results by Edward J. McKeon, President and Chief Executive     25
                   Officer
      99.2         Certification of Financial Results by Cynthia A. Mahl, Senior Vice President and Chief    26
                   Financial Officer

* Previously filed and incorporated herein by reference.


         (b) No current reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Western Reserve Bancorp, Inc.



Date: May 13, 2003       By:      /s/ Edward J. McKeon
                                  ---------------------------------------------
                                  Edward J. McKeon
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



                                  /s/ Cynthia A. Mahl
                                  ---------------------------------------------
                                  Cynthia A. Mahl
                                  Senior Vice President/Chief Financial Officer (Principal Financial Officer)

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2003

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

3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  May 13, 2003                     /s/ Edward J. McKeon
                                        ---------------------------------------
                                        Edward J. McKeon, President and CEO

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2003

                                 CERTIFICATIONS

I, Cynthia A. Mahl, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Western Reserve Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 13, 2003            /s/ Cynthia A. Mahl
                                -----------------------------------------------
                                Cynthia A. Mahl, Senior Vice President and CFO