Form 10QSB
period 2003-06-30
WESTERN RESERVE BANCORP INC
filed 2003-08-14
CIK 1051473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2003

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

                              388,052 common shares
                              ---------------------
               (number of shares outstanding as of July 31, 2003)


Transitional Small Business Disclosure Format (Check one):     Yes [ ]   No [X]

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2003



                                                                                                      Page
                                                                                                      ----


PART I--FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of June 30, 2003
             and December 31, 2002                                                                       3

          Consolidated Statements of Income for the three months and six months
             ended June 30, 2003 and 2002                                                                4

          Consolidated Statements of Comprehensive Income for the three months
             and six months ended June 30, 2003 and 2002                                                 5

          Consolidated Statements of Cash Flows for the six months
             ended June 30, 2003 and 2002                                                                6

          Notes to Consolidated Financial Statements                                                     7

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                              12


ITEM 3    DISCLOSURE CONTROLS AND PROCEDURES REPORT                                                     21


PART II--OTHER INFORMATION                                                                              22

SIGNATURES                                                                                              24


                          WESTERN RESERVE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                           June 30,      December 31,
                                                            2003             2002
                                                        ------------    ------------
Assets
    Cash and due from financial institutions            $  2,469,264    $  1,762,735
    Federal funds sold                                     2,567,000       2,164,000
                                                        ------------    ------------
         Cash and cash equivalents                         5,036,264       3,926,735

    Securities available for sale                          1,395,767       2,864,855
    Loans held for sale                                      149,021         237,141

    Loans                                                 84,074,729      74,649,961
    Allowance for loan losses                             (1,198,947)     (1,042,309)
                                                        ------------    ------------
         Loans, net                                       82,875,782      73,607,652

    Federal Reserve Bank stock                               174,300         171,100
    Federal Home Loan Bank stock                             191,500         187,900
    Premises and equipment, net                              724,415         734,157
    Accrued interest receivable and other assets           1,202,039         646,848
                                                        ------------    ------------
           Total Assets                                 $ 91,749,088    $ 82,376,388
                                                        ============    ============

Liabilities and Shareholders' Equity
Deposits
    Noninterest-bearing                                 $ 10,529,676    $  8,875,323
    Interest-bearing                                      69,430,861      62,005,088
                                                        ------------    ------------
         Total deposits                                   79,960,537      70,880,411
Short-term borrowings                                        198,180          59,965
Federal Home Loan Bank advances                            3,200,000       3,200,000
Accrued interest payable and other liabilities               163,186         230,512
                                                        ------------    ------------
         Total Liabilities                                83,521,903      74,370,888

Shareholders' equity
    Common stock, without par value, $1 stated value:
         750,000 shares authorized, 388,052 shares
         issued and outstanding at June 30, 2003
         and December 31, 2002                               388,052         388,052
    Additional paid-in capital                             7,557,845       7,557,845
    Retained earnings                                        260,689          31,111
    Accumulated other comprehensive income                    20,599          28,492
                                                        ------------    ------------
         Total Shareholders' Equity                        8,227,185       8,005,500
                                                        ------------    ------------
           Total Liabilities and Shareholders' Equity   $ 91,749,088    $ 82,376,388
                                                        ============    ============


See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME



                                          Three months ended June 30,    Six months ended June 30,
                                          ---------------------------    -------------------------
                                              2003           2002           2003           2002
                                          -----------     -----------    ----------     ----------
Interest income
  Loans, including fees                    $1,233,541     $1,080,494     $2,396,502     $2,067,383
  Securities                                   21,798         40,268         55,072         81,359
  Federal funds sold and other
     short-term funds                          16,401         19,905         26,763         29,671
                                           ----------     ----------     ----------     ----------
                                            1,271,740      1,140,667      2,478,337      2,178,413
Interest expense
  Deposits                                    375,065        343,265        722,140        635,057
  Borrowings                                   33,802         29,090         67,244         47,503
                                           ----------     ----------     ----------     ----------
                                              408,867        372,355        789,384        682,560
                                           ----------     ----------     ----------     ----------
   Net interest income                        862,873        768,312      1,688,953      1,495,853
Provision for Loan Losses                     105,200        100,350        155,200        170,604
                                           ----------     ----------     ----------     ----------
   Net interest income after
      provision for loan losses               757,673        667,962      1,533,753      1,325,249
Noninterest Income
  Service charges on deposit accounts          27,648         22,067         51,652         44,072
  Net gains on sales of mortgage loans         26,953         16,104         61,969         38,743
  Other                                        16,072         13,260         33,833         27,238
                                           ----------     ----------     ----------     ----------
                                               70,673         51,431        147,454        110,053
Noninterest expense
  Salaries and employee benefits              361,759        301,303        702,237        582,406
  Premises and equipment                       99,072         84,636        193,627        161,023
  Data processing                              55,674         45,980        110,221         93,051
  Professional fees                            48,723         30,654        102,465         49,056
  Taxes other than income and payroll          20,268         18,485         41,109         37,019
  Supplies, printing and postage               14,638         13,860         32,188         27,660
  Other                                        83,770         62,227        150,295        129,657
                                           ----------     ----------     ----------     ----------
                                              683,904        557,145      1,332,142      1,079,872
                                           ----------     ----------     ----------     ----------
Income before income taxes                    144,442        162,248        349,065        355,430
Income tax expense                             49,915         55,166        119,487        120,847
                                           ----------     ----------     ----------     ----------
Net income                                 $   94,527     $  107,082     $  229,578     $  234,583
                                           ==========     ==========     ==========     ==========

Average shares outstanding (basic)            388,052        388,052        388,052        388,052
                                              =======        =======        =======        =======
Average shares outstanding (diluted)          397,343        395,582        397,343        395,582
                                              =======        =======        =======        =======

Basic income per share                     $     0.24     $     0.28     $     0.59     $     0.60
                                           ==========     ==========     ==========     ==========
Diluted income per share                   $     0.24     $     0.27     $     0.58     $     0.59
                                           ==========     ==========     ==========     ==========


See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                              Three months ended June 30,   Six months ended June 30,
                                              ---------------------------   -------------------------
                                                  2003           2002          2003           2002
                                              -----------      ----------   -----------     ---------
Net income                                      $  94,527      $ 107,082     $ 229,578      $ 234,583
Other comprehensive income, net of tax:
    Unrealized gains/(losses) on securities
        arising during the period                     (39)        13,157        (7,893)         3,608
                                                ---------      ---------     ---------      ---------
Comprehensive income                            $  94,488      $ 120,239     $ 221,685      $ 238,191
                                                =========      =========     =========      =========






See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Six months ended June 30,
                                                                        ------------------------------
                                                                           2003               2002
                                                                        ------------      ------------
Cash flows from operating activities
  Net income                                                            $    229,578      $    234,583
  Adjustments to reconcile net income to
    net cash from operating activities:
   Provision for loan losses                                                 155,200           170,604
   Depreciation                                                               66,984            57,945
   Net amortization of securities                                              8,993             8,328
   Loans originated for sale                                              (6,494,618)       (2,968,336)
   Proceeds from sales of loan originations                                6,644,707         4,135,959
   Gains on sales of loans                                                   (61,969)          (38,743)
   Federal Home Loan Bank stock dividends                                     (3,600)           (2,700)
   Net change in:
      Interest receivable                                                     22,564           (53,960)
      Interest payable                                                        12,636            34,733
      Other assets                                                           (77,755)           43,021
      Other liabilities                                                      (79,962)          125,342
                                                                        ------------      ------------
      Net cash from operating activities                                     422,758         1,746,776

Cash flows from investing activities
  Available for sale securities:
   Purchases                                                                      --        (1,023,397)
   Maturities, repayments and calls                                        1,452,202           812,558
  Purchase of Federal Reserve Bank stock                                      (3,200)           (5,500)
  Purchase of Federal Home Loan Bank stock                                        --           (62,700)
  Net increase in loans                                                   (9,423,330)      (12,285,108)
  Purchases of premises and equipment                                        (57,242)         (191,783)
  Purchase of bank-owned life insurance                                     (500,000)               --
                                                                        ------------      ------------
   Net cash from investing activities                                     (8,531,570)      (12,755,930)

Cash flows from financing activities
  Net increase in deposits                                                 9,080,126        15,370,454
  Net change in short-term borrowings                                        138,215           131,295
  Proceeds from Federal Home Loan Bank advances                                   --         1,500,000
                                                                        ------------      ------------
   Net cash from financing activities                                      9,218,341        17,001,749
                                                                        ------------      ------------

Change in cash and cash equivalents                                        1,109,529         5,992,595
Cash and cash equivalents at beginning of period                           3,926,735         2,142,993
                                                                        ------------      ------------
Cash and cash equivalents at end of period                              $  5,036,264      $  8,135,588
                                                                        ============      ============

Supplemental cash flow information:
  Interest paid                                                         $    776,748      $    647,827
  Income taxes paid                                                          211,000                 0





See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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

                                   Three months ended June 30,       Six months ended June 30,
                                   ---------------------------      ----------------------------
                                      2003             2002             2003            2002
                                   -----------     -----------      -----------      -----------
Net income as reported             $    94,527     $   107,082      $   229,578      $   234,583
Deduct: stock based
   compensation expense
   determined under fair value
   based method                        (18,605)        (31,824)         (37,210)         (63,649)
                                   -----------     -----------      -----------      -----------
Pro forma net income               $    75,922     $    75,258      $   192,368      $   170,934
                                   ===========     ===========      ===========      ===========

Basic earnings per share
   as reported                     $      0.24     $      0.28      $      0.59      $      0.60
Pro forma basic earnings
   per share                       $      0.20     $      0.19      $      0.50      $      0.44

Diluted earnings per share
   as reported                     $      0.24     $      0.27      $      0.58      $      0.59
Pro forma diluted earnings
   per share                       $      0.19     $      0.19      $      0.48      $      0.43



                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In future years, the pro forma effect of not applying this standard is expected to increase as additional options are granted. The pro forma effects are computed using option-pricing models, using the following weighted-average assumptions as of grant date:

                                                 2003
                                                 ----
Risk-free interest rate                          2.87%
Expected option life (years)                        7
Expected stock price volatility                  3.00%
Dividend yield                                   0.00%


In June 2003, options to purchase a total of 1,000 shares of stock at $26.00 per share were granted to two employees. No options were granted during 2002.

Bank-Owned Life Insurance: The Bank has purchased a life insurance policy on a key executive. Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Newly Issued but Not Yet Effective Accounting Standards: The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Management has determined that, upon adopting the new standards, they will not materially affect the Company's operating results or financial condition because the Company does not have these instruments or engage in these activities.

Reclassifications: For comparative purposes, certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 2 - LOANS

Loans at June 30, 2003 and December 31, 2002, were as follows:

                                        June 30,      December 31,
                                         2003             2002
                                      -----------     -----------
Commercial business                   $26,664,194     $22,844,715
Commercial real estate                 42,196,508      38,906,291
Commercial construction                 3,568,328       2,418,218
Home equity                             8,408,849       7,482,574
Residential mortgage
   and construction                     1,336,463       1,264,597
Consumer installment                    1,683,897       1,505,334
Credit card and other                     216,490         228,232
                                      -----------     -----------
                                      $84,074,729     $74,649,961
                                      ===========     ===========


Activity in the Allowance for Loan Losses for the six months ended June 30, 2003 and 2002, was as follows:

                              Six months ended June 30,
                              -------------------------
                                 2003           2002
                              ----------     ----------
Beginning balance             $1,042,309     $ 754,679
Loans charged off                     --        (4,683)
Recoveries                         1,438        39,558
Provision for loan losses        155,200       170,604
                              ----------     ---------
Ending balance                $1,198,947     $ 960,158
                              ==========     =========


At June 30, 2003 and December 31, 2002, loans totaling $260,781 and $340,776 were in nonaccrual status. There were no other loans more than 90 days past due.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 3 - DEPOSITS

Deposits at June 30, 2003 and December 31, 2002, were as follows:

                                        June 30,      December 31,
                                          2003            2002
                                      -----------     -----------
Noninterest-bearing demand            $10,529,676     $ 8,875,323
Interest-bearing demand                 4,704,352       5,302,358
Market Rate Savings                    25,843,874      27,475,357
Time under $100,000                    24,528,417      18,376,589
Time $100,000 and over                 14,354,218      10,850,784
                                      -----------     -----------
                                      $79,960,537     $70,880,411
                                      ===========     ===========


At June 30, 2003, the Bank had $15,157,000 in national market certificates of deposit, primarily in amounts of $99,000. As of December 31, 2002, the Bank had $10,099,000 in national market CDs.


NOTE 4 - LINE OF CREDIT

In May 2003, the Company entered into a line of credit agreement with another financial institution to obtain funding to provide capital to the Bank as needed. The line allows the Company to borrow up to $3,000,000 at 0.75% below the prime rate. The line matures on March 31, 2005 and is secured by 100% of the stock of the Bank. There are certain covenants on the line relating to the Company's and the Bank's operating performance and capital status. The Company has not yet used the line.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2003

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at June 30, 2003, to that of December 31, 2002, and the results of operations for the three months and six months ended June 30, 2003 and 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Total assets as of June 30, 2003 increased 11.4%, or $9,372,700, to $91,749,088, compared with $82,376,388 at December 31, 2002.

The primary reason for the increase in total assets was an increase in loans. This growth was partially funded by the Bank obtaining $5,058,000 in new national market certificates of deposit to fund anticipated loan growth and to provide liquidity.

Total loans at June 30, 2003, were $84,074,729, an increase of $9,424,768, or 12.6% when compared to $74,649,961 at December 31, 2002. Most of the net loan growth in the first half of 2003 was in the commercial loan sector. This growth was spread over several categories, including commercial real estate loans, which increased approximately $3,290,000, commercial lines of credit, up $2,261,000, and commercial construction loans, up $1,150,000. Home equity lines of credit also increased, by $926,000, or 12.4%, primarily due to the Bank's efforts to cross-sell home equity lines when originating or refinancing first mortgage loans. As of June 30, 2003, commercial loans to businesses totaled $72,429,000, or 86.1% of total loans. Residential real estate and home equity loans totaled $9,745,000, or 11.6% of total loans, and consumer installment and credit card loans were $1,900,000, or 2.3% of the loan portfolio.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2003

FINANCIAL CONDITION (CONTINUED)

During the first quarter of 2003, commercial loan growth was slower than anticipated. Two factors contributed to this slower growth: the winter weather slowed construction projects and the related loan draws; and several existing loans were lost to competitors who offered long-term, fixed-rate loans at rates that the Bank declined to match because management believed doing so would be detrimental to the Bank's results. During the second quarter of 2003, loan growth returned to more normal levels as the weather improved, but the competitive pressure with respect to loan rates continued.

Mortgage loans held for sale amounted to $149,021 at June 30, 2003, compared with $237,141 at December 31, 2002.

Management anticipates that loan demand will remain strong, especially in the commercial loan segment. The loan-to-deposit ratio as of June 30, 2003, was 105.2%, compared to 105.3% at December 31, 2002, and the loan-to-assets ratio was 91.6% at June 30, 2003, compared to 90.6% at December 31, 2002. Management expects that the loan-to-deposit ratio throughout the rest of 2003 will remain in the range of 95%-105% and the loan-to-assets ratio will be between 85% to 95%.

Of the total loans at June 30, 2003, approximately $76,084,000 or 90.5% are at a variable rate of interest, and $7,991,000 or 9.5% are fixed rate. $57,140,000, or 70.0%, of the Bank's loans mature or are able to be repriced within twelve months. Only $895,000 of total loans mature or reprice in more than five years.

Cash and cash equivalents increased $1,109,529 to $5,036,264 at June 30, 2003 from $3,926,735 at December 31, 2002. The increase is primarily a result of the increase in the Bank's deposits, and provides additional liquidity.

As of June 30, 2003, the Bank owned $793,606 of U.S. government agency securities and $602,162 of variable-rate mortgage-backed securities in its available-for-sale securities portfolio. As of June 30, 2003, the maturity dates of the agency securities ranged from November 2004 to May 2005.

In the second quarter of 2003, the Bank invested $500,000 in a single-premium cash-surrender value life insurance policy. The named insured is the Bank's Chief Executive Officer, and the Bank is the owner and sole beneficiary of the policy. This is a tax-advantaged investment in that the increases in cash surrender value and the eventual death benefit are not taxable income to the Bank. The income from this policy is intended to help offset the cost of providing a supplemental retirement plan for the Company's CEO.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2003

FINANCIAL CONDITION (CONTINUED)

Deposits increased to $79,960,537 at June 30, 2003, an increase of $9,080,126, or 12.8%, over the $70,880,411 at December 31, 2002. Deposits at June 30, 2003 consisted of $10,529,676 or 13.2% in noninterest-bearing demand deposits, $4,704,352 or 5.9% in interest-bearing NOW accounts, $25,843,874 or 32.3% in variable-rate savings and money market accounts, $35,607,010 or 44.5% in time certificates of deposit, and $3,275,626 or 4.1% in Individual Retirement Arrangements.

The mix of the Bank's deposits has shifted since early 2002. There are two primary reasons. First, as interest rates declined, depositors moved funds from the Bank's market rate savings product to seek higher yields in certificates of deposit. The Bank's market rate savings product is a liquid savings account that offers tiered rates which, at balances of $15,000 or more, are indexed to a national money-market average, plus 5 to 15 basis points. The weighted average cost of all market rate savings accounts during the first six months of 2003 was 0.90%. Market rate savings balances decreased $1,431,000 in the first three months of 2003 and an additional $200,000 in the second quarter of 2003. The second reason for the shift in the deposit mix is that management made the strategic decision in early 2002 to begin obtaining longer-term CD funding to lock in the historically low rates and to better match the repricing of its loans with its deposits. A large portion of the Bank's commercial loans are real estate loans, and many have terms which fix the interest rate for three-year intervals. By obtaining three-, four- and five-year CDs, the bank was better able to "match" the repricing of its assets (loans) and liabilities (deposits). This was accomplished in part by obtaining national market CDs, primarily in increments of $99,000, with terms ranging from two years to five years, and rates ranging from 1.70% to 5.25%. At June 30, 2003, the Bank had $15,157,000 of these national market CDs, with a weighted average rate of 3.71%, and a weighted average remaining maturity of 23.2 months.

The Bank has obtained additional funding through the Federal Home Loan Bank. In December 2001 the Bank borrowed $1,700,000 under a 4.28% fixed rate advance that matures on June 30, 2004. In April 2002 the Bank borrowed $1,500,000 under a 4.15% fixed rate advance that matures on October 30, 2004. Interest is payable monthly, and the advances are payable at their maturity dates, with prepayment penalties for early payment. The advances are collateralized by $4,000,000 of first mortgage loans and $191,500 of FHLB stock under a blanket lien arrangement.

In the second quarter of 2003, the Company obtained a $3,000,000 line of credit from an unaffiliated bank. Please refer to the discussion beginning on page 18 of this report, under the caption "Liquidity and Capital Resources," for detailed information.

Total shareholders' equity increased $221,685, to $8,227,185 at June 30, 2003, from $8,005,500 at December 31, 2002. This increase was due to the Company's net income of $229,578 for the first half of 2003, offset by the decrease in the fair value of its available-for-sale securities, net of tax, of $7,893.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2003

RESULTS OF OPERATIONS

Net income for the first six months of 2003 was down slightly, to $229,578, from the $234,583 earned in the same period in 2002. In the second quarter, net income was $94,527 in 2003, compared to $107,082 last year. The primary reason for the decrease in net income in both the quarter and the half was an increase in noninterest expenses, primarily in salaries and employee benefits and professional fees. Please refer to the discussion of noninterest expenses on pages 17-18 for further information.

Net interest income before the provision for loan losses improved in the both second quarter and first half of 2003 over the comparable periods in 2002. In the first six months of 2003, net interest income before the provision was $1,688,953, an increase of $193,100, or 12.9% over the $1,495,853 earned in the first half of 2002. When comparing the second quarter, net interest income was $862,873 in 2003, up 12.3% or $94,561, from the $768,312 recorded in the second quarter of 2002.

The increase in net interest income is attributable to both loan growth and to lower interest rates paid on deposits. This effect was partially offset by lower yields on loans and other interest-earning assets, as well the increase in interest-bearing deposit balances. Interest income increased $299,924, or 14% when comparing the six months ended June 30, 2003 with the same period in 2002. Interest expense, however, increased only $106,824 when making the same comparison.

Interest and fee income on loans for the first six months of 2003 was $2,396,502, up 15.9% from $2,067,383 in the first six months of 2002. Interest income from investments and short-term funds decreased to $81,835 through the first six months of 2003, from $111,030 in the same period in 2003. The decrease in 2003 was primarily due to significantly lower interest rates on both investments and Federal funds sold when compared to 2002. Also, average balances in both Federal funds and investments were slightly lower in 2003 than in 2002, which resulted in lower interest income on these funds.

Interest expense totaled $789,384 for the first half of 2003, compared to $682,560 in the same period of 2002. Interest on deposits increased $87,083, or 13.7%, to $722,140 in the first six months of 2003, from $635,057 in the same period last year. The increase in deposit interest expense was due to increased balances in interest-bearing deposits, somewhat offset by decreases in overall interest rates throughout 2002 and year-to-date in 2003. Interest on borrowings was $67,244 year-to-date in 2003, compared to $47,503 in 2002. This increase is due to the Federal Home Loan Bank borrowings discussed in the "Financial Condition" section of this report.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2003

RESULTS OF OPERATIONS (CONTINUED)

Although net interest income has improved, the net interest margin has decreased. In the second quarter of 2003, the net interest margin was 3.88%, compared with 4.06% in the first quarter of 2003 and 4.19% in the second quarter in 2002. The net interest margin for the first half of 2003 was 3.97% (including loan fees of $65,493, which contributed 0.15% to the net interest margin). For the first half of 2002, the net interest margin was 4.38%. The net interest margin has been impacted by the Bank's strategy, beginning in the second quarter of 2002, to obtain longer-term funding. (See the discussion of "Interest Rate Sensitivity" later in this section.) These funds provided additional liquidity but had a negative effect on the net interest margin in that excess funds were invested in lower-yielding Federal funds sold until they could be deployed in higher-yielding loans. Also, these longer-term funds are more expensive than short-term funding, also negatively impacting the net interest margin.

The yield on earning assets has continued to decrease each quarter, reflecting overall interest rate decreases, the scheduled repricing of existing loans, and new loans being booked at the current, lower rates. In the second quarter of 2003, the yield on earning assets was 5.72%, down from 5.93% in the first quarter of 2003, and compared with 6.21% in the second quarter of 2002. The first half yield on earning assets was 5.82% in 2003, compared with 6.38% for the first half of 2002.

The overall cost of interest-bearing funds has also decreased in the first two quarters of 2003, after remaining stable during 2002. In the second quarter of 2003, the cost of interest-bearing funds was 2.25%, down from 2.28% in the first quarter of 2003, and compared with 2.49% in the second quarter of 2002. In the first six months of 2003, the cost of interest-bearing funds was 2.26%, compared to 2.49% in the same period of 2002.

In the first six months of 2003, the provision for probable loan losses was $155,200, compared to $170,604 in the first half of 2002. The provision for loan losses in the second quarter of 2003 was $105,200, versus $100,350 in the same quarter of 2002.

At June 30, 2003 and December 31, 2002, the Bank had loans totaling $260,781 and $340,776, respectively, in nonaccrual status (i.e., on which no interest income is being recorded). No other loans were more than 90 days past due.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2003

RESULTS OF OPERATIONS (CONTINUED)

Management's determination of the appropriate level of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the probable loss experience of the Bank. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, the creditworthiness of the Bank's borrowers and other related factors. The provision for loan losses has been directly impacted by the rapid loan growth experienced by the Bank, as well as the effect of the loan portfolio maturing. Management believes the allowance for loan losses at June 30, 2003, is adequate to absorb probable losses in the loan portfolio.

Total noninterest income for the first six months of 2003 was $147,454, up $37,401 or 34.0% from $110,053 for the same period in 2002. In the second quarter of 2003, noninterest income amounted to $70,673, up $19,242 or 37.4% from the $51,431 in the second quarter of the prior year. The primary source of this income is the origination and sale of long-term fixed rate mortgages. The Bank sells these mortgage loans and the related servicing, which helps minimize the interest rate risk associated with keeping long-term mortgages in the Bank's loan portfolio. During 2002 and continuing into 2003, there has been a significant increase in the volume of mortgage loans originated and sold due to the lower interest rate environment. Service charges on deposit accounts have also increased, to $51,652 year-to-date in 2003, compared to $44,072 in the same period of 2002, an increase of 17.2%. This is due to an increased number of checking accounts, as well as an increase in certain fees in the second quarter of 2002. The largest components of "other" noninterest income are fee income from the bank's credit card and ATM programs, the rental of safe deposit boxes, and the sales of checks to depositors.

Noninterest expenses were $1,332,142 for the first six months of 2003, an increase of $252,270 or 23.4% over the $1,079,872 for the same period of 2002. The primary component of noninterest expense is salaries and employee benefits, which amounted to $702,237, or 52.7% of noninterest expense in the first half of 2003. Salaries and benefits were $582,406, or 53.9% of noninterest expense, in the first half of 2002. The increase of $119,831 was attributable to increased staffing, primarily in the commercial lending area, and the increased cost of employee benefits. Professional fees (legal, accounting, audit and directors' fees) have also increased, to $102,465 in the first half of 2003 from $49,056 in the same period of 2002. In the second quarter of 2003, noninterest expenses increased $126,759 or 22.8% when compared with the second quarter of 2002. The increases were primarily in salaries and employee benefits (up $60,456 or 20.1%) and professional fees (up $18,069, or 58.9%).

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2003

RESULTS OF OPERATIONS (CONTINUED)

The cost of premises and equipment has also increased. In the first quarter of 2002, the Bank entered into a lease for approximately 2,080 square feet of additional space in the building adjoining its headquarters, and the commercial lending group moved into the new space in the second quarter of 2002.

Total other noninterest expenses in the first six months of 2003 and 2002 consisted of the following:

                               Three months ended June 30,  Six months ended June 30,
                               ---------------------------  -------------------------
                                    2003          2002         2003         2002
                               ------------   ------------  ----------   ------------
Community relations, marketing
   and advertising                 $34,200     $26,801      $ 55,546      $ 47,349
Loan expenses                        8,393       9,171        14,684        30,774
Insurance                            9,490       6,881        20,092        14,475
Travel and entertainment             8,464       4,989        18,608         8,553
Telephone                            6,706       5,154        13,277         9,701
Other                               16,517       9,231        28,088        18,805
                                   -------     -------      --------      --------
                                   $83,770     $62,227      $150,295      $129,657
                                   =======     =======      ========      ========


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

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2003

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

During the second quarter of 2003, the Bank made arrangements to pledge its home equity lines of credit as supplemental collateral (in addition to the blanket pledge of its 1-4 family first mortgage loans) to increase its borrowing capacity at the Federal Home Loan Bank. As of June 30, 2003, the Bank has the ability to borrow an additional $2,600,000 from the Federal Home Loan Bank.

At June 30, 2003 and December 31, 2002, Western Reserve Bank's risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board's prompt corrective action guidelines were as follows:


                                                       Western Reserve Bank
                                                      -----------------------    Minimum to be
                                                      June 30,   December 31,     considered
                                                        2003         2002       well-capitalized
                                                      --------   ------------   ----------------
Tier 1 "core" capital to risk-weighted assets           7.6%         8.5%             6.0%
Total capital to risk-weighted assets                  10.6         11.7             10.0%
Tier 1 leverage ratio                                   7.1          7.6              5.0%


As the Bank continues to grow, management expects its risk-based capital ratios to continue to decrease. Management has evaluated the growth trends and alternative mechanisms for supporting that growth. Some of the options that were considered included selling more stock, issuing trust preferred securities, or borrowing through a line of credit.

After evaluating all of its options, the Company decided to use the line of credit approach. Under this plan, the Company can borrow against the line of credit and then downstream capital as needed to the Bank in order to maintain the Bank's capital levels above the well-capitalized minimums. Factors that the Board and management considered in choosing to use a line of credit include: this approach does not dilute current shareholders' positions; interest rates are extremely favorable at this time; and it will be more cost-effective to do one larger stock offering in the future rather than several smaller ones in the next few years as the Bank grows.

Therefore, in the second quarter of 2003, the Company obtained a $3,000,000 line of credit from a regional bank outside of Western Reserve Bank's market area. This line carries an interest rate of 0.75% below the prime rate, and has a term of two years. Interest payments are due monthly, with the principal due at maturity. The debt is secured by the common stock of the Bank. As of June 30, 2003, the Company had not borrowed any money under the line of credit.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2003

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Management and the Board also continue to evaluate selected growth opportunities, including branching, which could require additional capital. However, any such decision would require that the opportunity meet strict criteria for potential growth and profitability. If the Bank were to establish a new branch, there would be a negative impact on earnings during the early years of its operation, until the branch had grown to a size that would allow it to cover its overhead.

As discussed above, total shareholders' equity increased $221,685, to $8,227,185 at June 30, 2003 from $8,005,500 at December 31, 2002. The increase was due to the net income of $229,578, offset by the decrease in the fair value of available-for-sale securities of $7,893, net of tax.


INTEREST RATE SENSITIVITY

One of management's objectives in managing the Bank's balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. During 2001, the Federal Reserve Board decreased short-term interest rates rapidly and significantly, with 11 interest rate decreases totaling 475 basis points during the year. In November 2002, there was another 50 basis point decrease, and most recently, short-term rates were decreased again by 25 basis points in June 2003. During 2001 and early 2002, to the extent that the Bank's interest sensitive liabilities, primarily market rate savings accounts, repriced more quickly than interest sensitive loans, the Bank's net interest margin was positively affected. In the second quarter of 2002, management believed that interest rates were at or near their low point and implemented a strategy to lock in lower rates on the funding side of the balance sheet with longer-term CDs and fixed rate Federal Home Loan Bank advances. These funds carry a higher relative cost than shorter-term deposits, and thus have had a negative impact on the net interest margin. However, many of the Bank's loans are commercial real estate loans with rates that are fixed for up to three years, and this strategy allows the Bank to match longer-term funding with these loans, thus attempting to minimize future volatility in the net interest margin.

As short-term rates approach zero (the overnight Federal funds rate is currently 1.00%), already-low deposit rates cannot be reduced as quickly or as deeply as loan rates. This has caused downward pressure on most banks' net interest margins, including Western Reserve Bank's.

                          WESTERN RESERVE BANCORP, INC.
                    DISCLOSURE CONTROLS AND PROCEDURES REPORT
                                  JUNE 30, 2003

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2003

                           PART II--OTHER INFORMATION


Items 1 - 3 and 5 are not applicable.

Item 4 -- Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of the shareholders of Western Reserve Bancorp, Inc. was held on April 23, 2003 in accordance with the notice of meeting and proxy statement mailed to shareholders. Each of the following Class III directors was elected to a three-year term ending in 2006: Michael R. Rose, Glenn M. Smith and Thomas A. Tubbs. A total of 260,555 shares were represented at the meeting. Mssrs. Rose and Smith each received 258,555 votes "for," no votes "against," 1,000 votes "withheld" and 1,000 "broker non-votes." Mr. Tubbs received 258,305 votes "for," no votes "against," 1,250 votes "withheld" and 1,000 "broker non-votes."

          Continuing directors whose terms end in 2004 are Roland H. Bauer, Bijay K. Jayaswal, M.D., P.M. Jones and Ray E. Laribee. Continuing directors whose terms end in 2005 are C. Richard Lynham, Edward J. McKeon, R. Hal Nichols and Rory H. O'Neil.

          No other matters were presented to the meeting.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2003

                     PART II--OTHER INFORMATION (CONTINUED)


Item 6 - Exhibits and Reports on Form 8-K:

(a)      Exhibits


     EXHIBIT
     NUMBER        DESCRIPTION
     ------        -----------
       3.1         Certificate of Incorporation of Western Reserve Bancorp, Inc.                             *
       3.2         Bylaws of Western Reserve Bancorp, Inc.                                                   *
       4.1         Stock Certificate of Western Reserve Bancorp, Inc.                                        *
      10.1         Employment Agreement of Edward J. McKeon, Dated December 14, 2001                         *
      10.2         Lease Agreement by and between Michael Rose DBA Washington Properties and Western
                   Reserve Bancorp, Inc.                                                                     *
      10.3         Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of April    *
                   20, 2000
      10.4         Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June      *
                   18, 2001, as amended February 20, 2002
      10.5         Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June    *
                   18, 2001, as amended February 20, 2002
      10.6         Credit Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated
                   May 5, 2003
      10.7         Western Reserve Bank Supplemental Executive Retirement Plan, dated May 15, 2003
       11          Earnings per Share
      31.1         Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon,
                   President and Chief Executive Officer
      31.2         Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior
                   Vice President and Chief Financial Officer
      32.1         Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon,
                   President and Chief Executive Officer
      32.2         Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior
                   Vice President and Chief Financial Officer


------------
* Previously filed and incorporated herein by reference.


     (b) No current reports on Form 8-K were filed by the Company during the quarter ended June 30, 2003.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Western Reserve Bancorp, Inc.



Date: August 14, 2003              By: /s/ Edward J. McKeon
                                   Edward J. McKeon
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



                                   /s/ Cynthia A. Mahl
                                   Cynthia A. Mahl
                                   Senior Vice President/Chief Financial Officer (Principal Financial Officer)