Form 10QSB
period 2003-09-30
WESTERN RESERVE BANCORP INC
filed 2003-11-14
CIK 1051473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Common Stock, no par value, $1.00 stated value
                 ----------------------------------------------
                                (Class of Stock)

                              388,052 common shares
                              ---------------------
              (number of shares outstanding as of October 31, 2003)


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2003


PART I--FINANCIAL INFORMATION
                                                                                                     Page

ITEM 1           FINANCIAL STATEMENTS

                 Consolidated Balance Sheets as of September 30, 2003
                    and December 31, 2002                                                               3

                 Consolidated Statements of Income for the three months and nine months
                    ended September 30, 2003 and 2002                                                   4

                 Consolidated Statements of Comprehensive Income for the three months
                    and nine months ended September 30, 2003 and 2002                                   5

                 Consolidated Statements of Cash Flows for the nine months
                    ended September 30, 2003 and 2002                                                   6

                 Notes to Consolidated Financial Statements                                             7


ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                      12

ITEM 3           CONTROLS AND PROCEDURES                                                               22

PART II--OTHER INFORMATION                                                                             23


SIGNATURES                                                                                             24

                         WESTERN RESERVE BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                     September 30,           December 31,
                                                                                         2003                    2002
                                                                                  -------------------     -------------------
Assets
       Cash and due from financial institutions                                          $ 1,843,945             $ 1,762,735
       Federal funds sold                                                                  4,157,000               2,164,000
                                                                                  -------------------     -------------------
            Cash and cash equivalents                                                      6,000,945               3,926,735

       Securities available for sale                                                       1,307,668               2,864,855
       Loans held for sale                                                                         -                 237,141

       Loans                                                                              91,608,436              74,649,961
       Allowance for loan losses                                                          (1,472,060)             (1,042,309)
                                                                                  -------------------     -------------------
            Loans, net                                                                    90,136,376              73,607,652

       Federal Reserve Bank stock                                                            174,300                 171,100
       Federal Home Loan Bank stock                                                          193,400                 187,900
       Premises and equipment, net                                                           690,528                 734,157
       Accrued interest receivable and other assets                                        1,213,804                 646,848
                                                                                  -------------------     -------------------
                 Total Assets                                                           $ 99,717,021            $ 82,376,388
                                                                                  ===================     ===================

Liabilities and Shareholders' Equity
Deposits
       Noninterest-bearing                                                              $ 11,092,521             $ 8,875,323
       Interest-bearing                                                                   76,468,780              62,005,088
                                                                                  -------------------     -------------------
            Total deposits                                                                87,561,301              70,880,411
Short-term borrowings                                                                              -                  59,965
Federal Home Loan Bank advances                                                            3,200,000               3,200,000
Other borrowings                                                                             500,000                       -
Accrued interest payable and other liabilities                                               176,845                 230,512
                                                                                  -------------------     -------------------
            Total Liabilities                                                             91,438,146              74,370,888

Shareholders' equity
       Common stock, without par value, $1 stated value:
            750,000 shares authorized, 388,052 shares
            issued and outstanding at September 30, 2003
            and December 31, 2002                                                            388,052                 388,052
       Additional paid-in capital                                                          7,557,845               7,557,845
       Retained earnings                                                                     317,756                  31,111
       Accumulated other comprehensive income                                                 15,222                  28,492
                                                                                  -------------------     -------------------
            Total Shareholders' Equity                                                     8,278,875               8,005,500
                                                                                  -------------------     -------------------
                 Total Liabilities and Shareholders' Equity                             $ 99,717,021            $ 82,376,388
                                                                                  ===================     ===================


See accompanying notes to consolidated financial statements.

                         WESTERN RESERVE BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME



                                                        Three months ended Sept. 30         Nine months ended Sept. 30,
                                                          2003               2002              2003             2002
                                                     ---------------     --------------    --------------   --------------
Interest income
      Loans, including fees                              $1,299,809         $1,155,636        $3,696,311       $3,223,019
      Securities                                             16,446             40,584            71,518          121,943
      Federal funds sold and other
         short-term funds                                     6,451             20,252            33,214           49,923
                                                     ---------------     --------------    --------------   --------------
                                                          1,322,706          1,216,472         3,801,043        3,394,885
Interest expense
      Deposits                                              378,162            359,819         1,100,302          994,876
      Borrowings                                             34,159             34,571           101,403           82,074
                                                     ---------------     --------------    --------------   --------------
                                                            412,321            394,390         1,201,705        1,076,950
                                                     ---------------     --------------    --------------   --------------
           Net interest income                              910,385            822,082         2,599,338        2,317,935
Provision for Loan Losses                                   247,900             46,700           403,100          217,304
                                                     ---------------     --------------    --------------   --------------
           Net interest income after
              provision for loan losses                     662,485            775,382         2,196,238        2,100,631
Noninterest Income
      Service charges on deposit accounts                    28,526             21,201            80,178           65,273
      Net gains on sales of mortgage loans                   28,854             20,455            90,823           59,198
      Other                                                  24,745             14,741            58,578           41,979
                                                     ---------------     --------------    --------------   --------------
                                                             82,125             56,397           229,579          166,450
Noninterest expense
      Salaries and employee benefits                        355,010            304,904         1,057,247          887,310
      Premises and equipment                                 97,587             94,813           291,214          255,836
      Data processing                                        55,845             49,620           166,066          142,671
      Professional fees                                      41,725             26,562           144,190           75,618
      Taxes other than income and payroll                    19,184             18,484            60,293           55,503
      Supplies, printing and postage                         16,260             13,739            48,448           41,399
      Other                                                  71,887             63,118           222,182          192,775
                                                     ---------------     --------------    --------------   --------------
                                                            657,498            571,240         1,989,640        1,651,112
                                                     ---------------     --------------    --------------   --------------
Income before income taxes                                   87,112            260,539           436,177          615,969
Income tax expense                                           30,045             88,582           149,532          209,429
                                                     ---------------     --------------    --------------   --------------
Net income                                                 $ 57,067           $171,957          $286,645         $406,540
                                                     ===============     ==============    ==============   ==============

Average shares outstanding (basic)                          388,052            388,052           388,052          388,052
                                                     ===============     ==============    ==============   ==============
Average shares outstanding (diluted)                        397,343            394,714           397,343          395,293
                                                     ===============     ==============    ==============   ==============

Basic income per share                                       $ 0.15             $ 0.44            $ 0.74           $ 1.05
                                                     ===============     ==============    ==============   ==============
Diluted income per share                                     $ 0.14             $ 0.44            $ 0.72           $ 1.03
                                                     ===============     ==============    ==============   ==============

See accompanying notes to consolidated financial statements.

                         WESTERN RESERVE BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                    Three months ended Sept. 30,    Nine months ended Sept. 30,
                                                     2003             2002             2003             2002
                                                 --------------   -------------    -------------    -------------
Net income                                            $ 57,067       $ 171,957        $ 286,645        $ 406,540
Other comprehensive income, net of tax:
      Unrealized gains/(losses) on securities
           arising during the period                    (5,377)         13,831          (13,270)          17,439

                                                 --------------   -------------    -------------    -------------
Comprehensive income                                  $ 51,690       $ 185,788        $ 273,375        $ 423,979
                                                 ==============   =============    =============    =============


See accompanying notes to consolidated financial statements.

                         WESTERN RESERVE BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               Nine months ended September 30,
                                                                                 2003                   2002
                                                                          -------------------     ------------------
Cash flows from operating activities
      Net income                                                                   $ 286,645              $ 406,540
      Adjustments to reconcile net income to
        net cash from operating activities:
           Provision for loan losses                                                 403,100                217,304
           Depreciation                                                              101,959                 90,841
           Net amortization of securities                                             12,692                 14,057
           Loans originated for sale                                              (9,374,143)            (5,160,773)
           Proceeds from sales of loan originations                                9,702,107              6,371,252
           Gains on sales of loans                                                   (90,823)               (59,198)
           Federal Home Loan Bank stock dividends                                     (5,500)                (4,600)
           Net change in:
              Interest receivable                                                       (446)               (62,897)
              Interest payable                                                        20,537                 24,612
              Other assets                                                           (66,510)                44,222
              Other liabilities                                                      (74,204)                81,373
                                                                          -------------------     ------------------
              Net cash from operating activities                                     915,414              1,962,733

Cash  flows from investing activities Available for sale securities:
           Purchases                                                                       -             (1,023,397)
           Maturities, repayments and calls                                        1,531,225                959,338
      Purchase of Federal Reserve Bank stock                                          (3,200)                (5,500)
      Purchase of Federal Home Loan Bank stock                                             -                (62,700)
      Net increase in loans                                                      (16,931,824)           (15,885,167)
      Purchases of premises and equipment                                            (58,330)              (197,614)
      Purchase of bank-owned life insurance                                         (500,000)                     -
                                                                          -------------------     ------------------
           Net cash from investing activities                                    (15,962,129)           (16,215,040)

Cash flows from financing activities
      Net increase in deposits                                                    16,680,890             16,803,718
      Net change in short-term borrowings                                            (59,965)               151,694
      Proceeds from Federal Home Loan Bank advances                                        -              1,500,000
      Proceeds from other borrowings                                                 500,000                      -
                                                                          -------------------     ------------------
           Net cash from financing activities                                     17,120,925             18,455,412
                                                                          -------------------     ------------------

Change in cash and cash equivalents                                                2,074,210              4,203,105
Cash and cash equivalents at beginning of period                                   3,926,735              2,142,993
                                                                          -------------------     ------------------
Cash and cash equivalents at end of period                                       $ 6,000,945            $ 6,346,098
                                                                          ===================     ==================

Supplemental cash flow information:
      Interest paid                                                              $ 1,181,168            $ 1,052,338
      Income taxes paid                                                              286,000                165,000



See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


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

The Bank, which commenced operations on November 6, 1998, is chartered by the State of Ohio, and is a member of the Federal Reserve System. Customer deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation
(FDIC). The Company is a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended.

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

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


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


                                                                          Three months ended Sept. 30,  Nine months ended Sept. 30,
                                                                             2003          2002             2003            2002
                                                                         ----------    -----------      -----------    -----------
Net income as reported                                                   $   57,067     $  171,957      $   286,645    $   406,540
Deduct: stock based
   compensation expense
   determined under fair value
   based method                                                             (18,605)       (31,824)         (55,814)       (95,473)
                                                                         ----------    -----------      -----------    -----------
Pro forma net income                                                     $   38,462     $  140,133      $   230,831    $   311,067
                                                                         ==========    ===========      ===========    ===========

Basic earnings per share
   as reported                                                           $     0.15     $     0.44      $      0.74    $      1.05
Pro forma basic earnings
   per share                                                             $     0.10     $     0.36      $      0.59    $      0.80

Diluted earnings per share
   as reported                                                           $     0.14     $     0.44      $      0.72    $      1.03
Pro forma diluted earnings
   per share                                                             $     0.10     $     0.36      $      0.58    $      0.79

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


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

Bank-Owned Life Insurance: The Bank has purchased a life insurance policy on a key executive. Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized, and is included in other assets on the consolidated balance sheet.

Reclassifications: For comparative purposes, certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.


NOTE 2 - LOANS

Loans at September 30, 2003 and December 31, 2002, were as follows:


                                               September 30,      December 31,
                                                  2003                 2002
                                                  ----                 ----
Commercial business                         $     27,297,391    $     22,844,715
Commercial real estate                            48,930,621          38,906,291
Commercial construction                            3,939,519           2,418,218
Home equity                                        8,310,375           7,482,574
Residential mortgage
   and construction                                1,387,556           1,264,597
Consumer installment                               1,517,037           1,505,334
Credit card and other                                225,937             228,232
                                            ----------------    ----------------
                                            $     91,608,436    $     74,649,961
                                            ================    ================

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 2 - LOANS (CONTINUED)

Activity in the Allowance for Loan Losses for the nine months ended September 30, 2003 and 2002, was as follows:

                                             Nine months ended September 30,
                                                  2003                 2002
                                                  ----                 ----
Beginning balance                           $      1,042,309    $        754,679
Loans charged off                                         --             (64,178)
Recoveries                                            26,651              63,369
Provision for loan losses                            403,100             217,304
                                            ----------------    ----------------
Ending balance                              $      1,472,060    $        971,174
                                            ================    ================

At September 30, 2003 and December 31, 2002, loans totaling $860,023 and $340,776 were in nonaccrual status or were more than 90 days past due.


NOTE 3 - DEPOSITS

Deposits at September 30, 2003 and December 31, 2002, were as follows:

                                               September 30,      December 31,
                                                  2003                 2002
                                                  ----                 ----
Noninterest-bearing demand                  $     11,092,521    $      8,875,323
Interest-bearing demand                            5,411,707           5,302,358
Market Rate Savings                               25,920,592          27,475,357
Time under $100,000                               28,224,126          18,376,589
Time $100,000 and over                            16,912,355          10,850,784
                                            ----------------    ----------------
                                            $     87,561,301    $     70,880,411
                                            ================    ================

At September 30, 2003, the Bank had $19,721,000 in national market certificates of deposit, primarily in amounts of $99,000. As of December 31, 2002, the Bank had $10,099,000 in national market CDs.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 4--LINE OF CREDIT

In May 2003, the Company entered into a line of credit agreement with another financial institution to obtain funding to provide capital to the Bank as needed. The line allows the Company to borrow up to $3,000,000 at 0.75% below the prime rate. The line matures on March 31, 2005 and is secured by 100% of the stock of the Bank. There are certain covenants on the line relating to the Company's and the Bank's operating performance and capital status. Near the end of the third quarter, the Company borrowed $500,000 against the line of credit and invested the proceeds in the Bank as additional paid-in capital.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2003

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at September 30, 2003, to that of December 31, 2002, and the results of operations for the three months and nine months ended September 30, 2003 and 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Total assets as of September 30, 2003 increased 21.1%, or $17,340,633, to $99,717,021, compared with $82,376,388 at December 31, 2002.

The primary reason for the growth in total assets was an increase in loans. Total loans at September 30, 2003, were $91,608,436, an increase of $16,958,475, or 22.7% when compared to $74,649,961 at December 31, 2002. Most of the net loan growth in the first nine months of 2003 was in the commercial loan sector. This growth was spread over several categories, including commercial real estate loans, which increased approximately $10,024,000, commercial lines of credit, up $3,643,000, and commercial construction loans, up $1,521,000. As of September 30, 2003, commercial loans totaled $80,168,000, or 87.5% of total loans.

Home equity lines of credit also increased, by $828,000, or 11.1%, primarily due to the Bank's efforts to cross-sell home equity lines when originating or refinancing first mortgage loans. At September 30, 2003, residential real estate and home equity loans totaled $9,698,000, or 10.6% of total loans, and consumer installment and credit card loans were $1,743,000, or 1.9% of the loan portfolio.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2003

FINANCIAL CONDITION (CONTINUED)

During the first quarter of 2003, commercial loan growth was slower than anticipated. Two factors contributed to this slower growth: the winter weather slowed construction projects and the related loan draws; and several existing loans were lost to competitors who offered long-term, fixed-rate loans at rates that the Bank declined to match because management believed doing so would be detrimental to the Bank's results. During the second and third quarters of 2003, loan growth returned to more normal levels as the weather improved, but the competitive pressure with respect to loan rates has continued.

Mortgage loans held for sale amounted to $0 at September 30, 2003, compared with $237,141 at December 31, 2002.

Management anticipates that loan demand will remain strong, especially in the commercial loan segment. The loan-to-deposit ratio as of September 30, 2003, was 104.6%, compared to 105.3% at December 31, 2002, and the loan-to-assets ratio was 91.9% at September 30, 2003, compared to 90.6% at December 31, 2002. Management expects that the loan-to-deposit ratio throughout the rest of 2003 and into 2004 will remain in the range of 100%-105% and the loan-to-assets ratio will be between 90% to 95%.

Of the total loans at September 30, 2003, approximately $82,941,000 or 90.5% are at a variable rate of interest, and $8,668,000 or 9.5% are fixed rate. Including scheduled principal repayments, $63,724,000, or 69.6%, of the Bank's loans mature or are able to be repriced within twelve months. Only $848,000 of total loan principal matures or reprices in more than five years.

Cash and cash equivalents increased $2,074,210 to $6,000,945 at September 30, 2003 from $3,926,735 at December 31, 2002. The increase is primarily a result of the increase in the Bank's deposits, and provides additional liquidity.

As of September 30, 2003, the Bank owned $783,904 of U.S. government agency securities and $523,764 of variable-rate mortgage-backed securities in its available-for-sale securities portfolio. As of September 30, 2003, the maturity dates of the agency securities ranged from November 2004 to May 2005.

In the second quarter of 2003, the Bank invested $500,000 in a single-premium cash-surrender value life insurance policy. The named insured is the Bank's Chief Executive Officer, and the Bank is the owner and sole beneficiary of the policy. This is a tax-advantaged investment in that the increases in cash surrender value and the eventual death benefit are not taxable income to the Bank. The income from this policy is intended to help offset the cost of providing a supplemental retirement plan for the Company's Chief Executive Officer.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2003

FINANCIAL CONDITION (CONTINUED)

Deposits increased to $87,561,301 at September 30, 2003, an increase of $16,680,890, or 23.5%, over the $70,880,411 at December 31, 2002. Deposits at
September 30, 2003 consisted of $11,092,521 or 12.7% in noninterest-bearing demand deposits, $5,411,707 or 6.2% in interest-bearing NOW accounts, $25,920,592 or 29.6% in variable-rate savings and money market accounts, $41,743,778 or 47.7% in time certificates of deposit, and $3,392,703 or 3.9% in Individual Retirement Arrangements.

The mix of the Bank's deposits has shifted since early 2002. There are two primary reasons. First, as interest rates declined, depositors moved funds from the Bank's market rate savings product to seek higher yields in certificates of deposit. The Bank's market rate savings product is a liquid savings account that offers tiered rates which, at balances of $15,000 or more, are indexed to a national money-market average, plus 5 to 15 basis points. The weighted average cost of all market rate savings accounts during the first nine months of 2003 was 0.83%. Market rate savings balances have stabilized in the third quarter of 2003, after decreasing $1,431,000 in the first quarter and an additional $200,000 in the second quarter.

The second reason for the shift in the deposit mix is that management made the strategic decision in early 2002 to begin obtaining longer-term CD funding to lock in the historically low rates and to better match the repricing of its loans with its deposits. A large portion of the Bank's commercial loans is in real estate loans, and many have terms that fix the interest rate for three-year intervals. By obtaining three-, four- and five-year CDs, the Bank was better able to "match" the repricing of its assets (loans) and liabilities (deposits). This was accomplished in part by obtaining national market CDs, primarily in increments of $99,000, with terms ranging from two years to five years, and rates ranging from 1.70% to 5.25%. At September 30, 2003, the Bank had $19,721,000 of national market CDs, with a weighted average rate of 3.52%, and a weighted average remaining maturity of 23.4 months. At December 31, 2002, the Bank had $10,099,000 in national market CDs.

The Bank has obtained additional funding through the Federal Home Loan Bank. In December 2001 the Bank borrowed $1,700,000 under a 4.28% fixed rate advance that matures on June 30, 2004. In April 2002 the Bank borrowed $1,500,000 under a 4.15% fixed rate advance that matures on October 30, 2004. Interest is payable monthly, and the advances are payable at their maturity dates, with prepayment penalties for early payment. The advances are collateralized by approximately $4,075,000 of loans secured by first mortgages on 1-4 family residential properties and $193,400 of FHLB stock under a blanket lien arrangement.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2003

FINANCIAL CONDITION (CONTINUED)

In the second quarter of 2003, the Company obtained a $3,000,000 line of credit from an unaffiliated bank. At the end of the third quarter 2003, the Company borrowed $500,000 from this line of credit, and invested the proceeds in the Bank in the form of additional paid-in capital. Please refer to Note 4 and the discussion beginning on page 19 of this report, under the caption "Liquidity and Capital Resources," for additional information.

Total shareholders' equity increased $273,375, to $8,278,875 at September 30, 2003, from $8,005,500 at December 31, 2002. This increase was due to the Company's net income of $286,645 for the first nine months of 2003, offset by the decrease in the fair value of its available-for-sale securities, net of tax, of $13,270.


RESULTS OF OPERATIONS

Net income for the first nine months of 2003 was down $119,895, to $286,645, from the $406,540 earned in the same period in 2002. In the third quarter, net income was $57,067 in 2003, down $114,890 when compared to $171,957 in the same quarter of 2002. The primary reason for the decrease in net income in both the third quarter and year-to-date was an increase in the provision for loan losses in the third quarter of 2003, and an increase in noninterest expenses, primarily in salaries and employee benefits and professional fees. These items are discussed in detail later in this section of the report.

Net interest income before the provision for loan losses improved in the third quarter and the first nine months of 2003 over the comparable periods in 2002. In the first nine months of 2003, net interest income before the provision was $2,599,338, an increase of $281,403, or 12.1% over the $2,317,935 in the first nine months of 2002. When comparing the third quarters, net interest income was $910,385 in 2003, up 10.7% or $88,303, from the $822,083 recorded in the third quarter of 2002.

The increase in net interest income is attributable to both loan growth and to lower interest rates paid on deposits. This effect was partially offset by lower yields on loans and other interest-earning assets, as well the increase in interest-bearing deposit balances. Interest income increased $406,158, or 12.0% when comparing the nine months ended September 30, 2003 with the same period in 2002. Interest expense, however, increased only $124,755, or 11.6% when comparing the same periods.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2003

RESULTS OF OPERATIONS (CONTINUED)

Interest and fee income on loans for the first nine months of 2003 was $3,696,311, up 14.7% from $3,223,019 in the first nine months of 2002. Interest income from investments and short-term funds decreased to $104,732 through the first nine months of 2003, from $171,866 in the same period in 2003. The decrease in 2003 was primarily due to significantly lower interest rates on both investments and Federal funds sold when compared to 2002. Also, average balances in both Federal funds and investments were lower in 2003 than in 2002.

Interest expense totaled $1,201,705 for the first nine months of 2003, compared to $1,076,950 in the same period of 2002. Interest on deposits increased $105,426, or 10.6%, to $1,100,302 in the first nine months of 2003, from $994,876 in the same period last year. The increase in deposit interest expense was due to higher balances in interest-bearing deposits, somewhat offset by decreases in overall interest rates. Interest on borrowings was $101,403 year-to-date in 2003, compared to $82,074 in the same period in 2002. This increase is due to the Federal Home Loan Bank borrowings discussed in the "Financial Condition" section of this report.

Although net interest income has improved, the net interest margin has been decreasing. In the third quarter of 2003, the net interest margin was 3.93%, up slightly from 3.88% in the second quarter, but down when compared with 4.06% in the first quarter of 2003. The net interest margin in the third quarter of 2002 was 4.21%. The net interest margin for the first nine months of 2003 was 3.96% (including loan fees of $100,814, which contributed 0.16% to the net interest margin). For the first nine months of 2002, the net interest margin was 4.32%.

The net interest margin has been impacted by the Bank's strategy, beginning in the second quarter of 2002, to obtain longer-term funding. (See the discussion of "Interest Rate Sensitivity" later in this section.) These funds provided additional liquidity but had a negative effect on the net interest margin in that excess funds were invested in lower-yielding Federal funds sold until they could be deployed in higher-yielding loans. Also, these longer-term funds are more expensive than short-term funding, which negatively impacts the net interest margin.

The yield on earning assets has continued to decrease each quarter, reflecting overall interest rate decreases, the scheduled repricing of existing loans, new loans being booked at current, lower rates, and competitive factors in the bank's market area. In the third quarter of 2003, the yield on earning assets was 5.71%, down from 5.72% in the second quarter and from 5.93% in the first quarter of 2003. This compares with 6.33% in the third quarter of 2002. The first nine months yield on earning assets was 5.78% in 2003, compared with 6.33% for the same period of 2002.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2003

RESULTS OF OPERATIONS (CONTINUED)

The overall cost of interest-bearing funds has also decreased in the first three quarters of 2003, after remaining stable during 2002. In the third quarter of 2003, the cost of interest-bearing funds was 2.17%, down from 2.25% in the second quarter and 2.28% in the first quarter of 2003. This compares with 2.48% in the third quarter of 2002. In the first nine months of 2003, the cost of interest-bearing funds was 2.23%, compared to 2.49% in the same period of 2002.

In the first nine months of 2003, the provision for probable loan losses was $403,100, compared to $217,304 in the same period of 2002. The provision for loan losses in the third quarter of 2003 was $247,900, versus $46,700 in the same quarter of 2002.

At September 30, 2003 and December 31, 2002, the Bank had loans totaling $860,023 and $340,776, respectively, in nonaccrual status (i.e., on which no interest income is being recorded) or more than 90 days past due. During the third quarter 2003, the Bank made specific loan loss provisions totaling $175,000 for these loans based on management's analysis of the sources of repayment, the collateral securing the loans, and other factors directly related to one of these loan relationships.

Management's determination of the appropriate level of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the probable loss experience of the Bank. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, the creditworthiness of the Bank's borrowers and other related factors. The provision for loan losses has been impacted by the rapid loan growth experienced by the Bank, as well as the effect of the loan portfolio maturing. Management believes the allowance for loan losses at September 30, 2003, is adequate to absorb probable losses in the loan portfolio.

Total noninterest income for the first nine months of 2003 was $229,579, up $63,129 or 37.9% from $166,450 for the same period in 2002. In the third quarter of 2003, noninterest income amounted to $82,125, up $25,728 or 45.6% from the $56,397 in the third quarter of the prior year. The primary source of this income is the origination and sale of long-term fixed rate mortgages. The Bank sells these mortgage loans and the related servicing, which helps minimize the interest rate risk associated with keeping long-term mortgages in the Bank's loan portfolio. During 2002 and continuing into 2003, there has been a significant increase in the volume of mortgage loans originated and sold due to the lower interest rate environment. Service charges on deposit accounts have also increased, to $80,178 year-to-date in 2003, compared to $65,273 in the same

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2003

RESULTS OF OPERATIONS (CONTINUED)

period of 2002, an increase of 22.8%. This is due to an increased number of checking accounts, as well as an increase in certain fees in the second quarter of 2002. The largest components of "other" noninterest income are fee income from the bank's credit card and ATM programs.

Noninterest expenses were $1,989,640 for the first nine months of 2003, an increase of $338,528 or 20.5% over the $1,651,112 for the same period of 2002. The primary component of noninterest expense is salaries and employee benefits, which amounted to $1,057,247, or 53.1% of noninterest expense in the first three quarters of 2003. Salaries and benefits were $887,310, or 53.7% of noninterest expense, in the same period of 2002. The increase of $169,937 was attributable to increased staffing, primarily in the commercial lending area, and the increased cost of employee benefits. Professional fees (legal, accounting, audit and directors' fees) have also increased, to $144,190 in the first nine months of 2003 from $75,618 in the same period of 2002. In the third quarter of 2003, noninterest expenses increased $86,258 or 15.1% when compared with the same quarter of 2002. The increases were primarily in salaries and employee benefits (up $50,106 or 16.4%) and professional fees (up $15,163, or 57.1%).

Total other noninterest expenses in the first nine months of 2003 and 2002 consisted of the following:

                                                        Three months ended                Nine months ended
                                                           September 30,                     September 30,
                                                      2003               2002            2003             2002
                                                      ----               ----            ----             ----
Community relations, marketing
   and advertising                             $      19,456      $       24,321      $    75,002    $      71,670
Loan expenses                                         14,664               7,971           29,348           38,745
Insurance                                             11,942               9,522           32,034           23,997
Travel and entertainment                               6,082               5,850           24,690           14,403
Telephone                                              6,087               5,872           19,364           15,573
Other                                                 13,656               9,582           41,744           28,387
                                               -------------      --------------      -----------    -------------
                                               $      71,887      $       63,118         $222,182     $    192,775
                                               =============      ==============         ========     ============

Management expects that noninterest expenses will continue to increase moderately during the next several quarters in conjunction with the growth of the Bank.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2003

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

During the second quarter of 2003, the Bank made arrangements to pledge its home equity lines of credit as supplemental collateral (in addition to the blanket pledge of its 1-4 family first mortgage loans) to increase its borrowing capacity at the Federal Home Loan Bank. As of September 30, 2003, the Bank had the ability to borrow approximately $3,000,000 of additional funds from the Federal Home Loan Bank.

As discussed above, total shareholders' equity increased $273,375, to $8,278,878 at September 30, 2003 from $8,005,500 at December 31, 2002. The increase was due to the net income of $286,645, offset by the decrease in the fair value of available-for-sale securities of $13,270, net of tax.

At September 30, 2003 and December 31, 2002, Western Reserve Bank's risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board's prompt corrective action guidelines were as follows:

                                                                                                         Minimum to be
                                                                        Western Reserve Bank               considered
                                                                September 30,          December 31,         well-
                                                                    2003                  2002           capitalized
                                                                    ----                  ----           -----------

     Tier 1 "core" capital to risk-weighted assets                    7.6%                 8.5%              6.0%
     Total capital to risk-weighted assets                           10.5                 11.7              10.0%
     Tier 1 leverage ratio                                            7.5                  7.6               5.0%

Management has evaluated the growth trends and alternative mechanisms for supporting that growth. Some of the options that management and the Board considered included selling more common stock, issuing trust preferred securities, or borrowing through a line of credit.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2003

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

After evaluating all of the options, the Company decided to use the line of credit approach at this time. Under this plan, the Company can borrow against the line of credit and then downstream capital as needed to the Bank in order to maintain the Bank's capital levels above the well-capitalized minimums. Factors that the Board and management considered in choosing to use a line of credit include that this approach does not dilute current shareholders' positions, and interest rates are extremely favorable at this time.

Therefore, in the second quarter of 2003, the Company obtained a $3,000,000 line of credit from a regional bank outside of Western Reserve Bank's market area. This line carries an interest rate of 0.75% below the prime rate, and has a term of two years. Interest payments are due monthly, with the principal due at maturity. The debt is secured by the common stock of the Bank. As of September 30, 2003, the Company had borrowed $500,000 under the line of credit, and invested the proceeds in the Bank in the form of additional paid-in capital.

Management and the Board have been evaluating selected growth opportunities for over a year. In October 2003, the Bank submitted an application to the Ohio Division of Financial Institutions and the Federal Reserve Board for permission to establish a branch in Brecksville, Ohio. Legal notices have been published in the local newspaper inviting public comment on this application. Following the end of the comment period, the ODFI should act upon the Bank's application within 60 days.

If the application is approved, management expects that the branch could open in late 2004. It is expected that there would be a negative impact on earnings during the early years of the branch's operations, until it could grow to a size that would cover its overhead.

In conjunction with the Bank's continuing growth in Medina, as well as possible future growth due to a branch, the Company may raise additional capital in 2004 or 2005 through a common stock offering, by issuing trust preferred securities, or a combination of the two.

In October 2003, the Company's Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. Under this plan, which will be effective on January 1, 2004, each of the Company's employees will be eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of Company stock per year at market prices and without brokerage commissions. There are 5,000 shares of authorized but unissued shares of stock allocated to the Plan. Stock purchased under the plan may not be resold outside of the State of Ohio for a period of nine (9) months after issuance.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2003

INTEREST RATE SENSITIVITY

One of management's objectives in managing the Bank's balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. During 2001, the Federal Reserve Board decreased short-term interest rates rapidly and significantly, with 11 interest rate decreases totaling 475 basis points during the year. In November 2002, there was another 50 basis point decrease, and most recently, short-term rates were decreased again by 25 basis points in June 2003. During 2001 and early 2002, to the extent that the Bank's interest sensitive liabilities, primarily market rate savings accounts, repriced more quickly than interest sensitive loans, the Bank's net interest margin was positively affected. In the second quarter of 2002, management implemented a strategy to lock in lower rates on the funding side of the balance sheet with longer-term CDs and fixed rate Federal Home Loan Bank advances. These funds carry a higher relative cost than shorter-term deposits, and thus have had a negative impact on the net interest margin. However, many of the Bank's loans are commercial real estate loans with rates that are fixed for up to three years, and this strategy allows the Bank to match longer-term funding with these loans, thus attempting to minimize future volatility in the net interest margin. Management believes the Bank is now well-positioned for a rising interest rate environment.

As short-term rates approach zero (the overnight Federal funds rate is currently 1.00%), already-low deposit rates cannot be reduced as quickly or as deeply as loan rates. This has caused downward pressure on most banks' net interest margins, including that of Western Reserve Bank.

                          WESTERN RESERVE BANCORP, INC.
                             CONTROLS AND PROCEDURES
                               SEPTEMBER 30, 2003

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2003

                           PART II--OTHER INFORMATION


Items 1 - 5 are not applicable.

Item 6 - Exhibits and Reports on Form 8-K:

        (a)     Exhibits

     EXHIBIT
     NUMBER        DESCRIPTION
     ------        -----------
       3.1         Certificate of Incorporation of Western Reserve Bancorp, Inc.                             *
       3.2         Bylaws of Western Reserve Bancorp, Inc.                                                   *
       4.1         Stock Certificate of Western Reserve Bancorp, Inc.                                        *
      10.1         Employment Agreement of Edward J. McKeon, Dated December 14, 2001                         *
                   Lease Agreement by and between Michael Rose DBA Washington Properties and Western
      10.2         Reserve Bancorp, Inc.                                                                     *
                   Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of April
      10.3         20, 2000                                                                                  *
                   Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June
      10.4         18, 2001, as amended February 20, 2002                                                    *
                   Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June
      10.5         18, 2001, as amended February 20, 2002                                                    *
                   Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May
      10.6         5, 2003                                                                                   *
      10.7         Western Reserve Bank Supplemental Executive Retirement Plan, dated May 15, 2003           *
      10.8         Western Reserve Bancorp, Inc. Employee Stock Purchase Plan
       11          Earnings per Share
                   Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon,
      31.1         President and Chief Executive Officer
                   Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior
      31.2         Vice President and Chief Financial Officer
                   Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon,
      32.1         President and Chief Executive Officer
                   Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior
      32.2         Vice President and Chief Financial Officer

* Previously filed and incorporated herein by reference.

(b) No current reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Western Reserve Bancorp, Inc.



Date: November 14, 2003          By: /s/ Edward J. McKeon
                                 Edward J. McKeon
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)



                                 /s/ Cynthia A. Mahl
                                 Cynthia A. Mahl
                                 Senior Vice President/Chief Financial Officer (Principal Financial Officer)