Form 10KSB
period 2003-12-31
WESTERN RESERVE BANCORP INC
filed 2004-03-30
CIK 1051473

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

|x| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003
                                     -----------------

| | Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________

Commission file number 333-43361
                       ------------

                          WESTERN RESERVE BANCORP, INC.
                 (Name of Small Business Issuer in Its Charter)

                  Ohio                                           31-1566623
--------------------------------------------            ------------------------
    (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

4015 Medina Road, Suite 100, Medina, Ohio                          44256
--------------------------------------------            ------------------------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (330) 764-3131
                              ---------------------
                (Issuer's Telephone Number, Including Area Code)

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

                                 Yes |x| No | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |x|

The Issuer's gross revenues for its most recent fiscal year were $5,714,539.

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 29, 2004 was approximately $8,500,518 (which excludes 61,109 shares held by directors and executive officers). As of said date, the Issuer had 388,052 shares of Common Stock issued and outstanding.

                      Documents incorporated by reference:

Parts I and II:   Portions of Registrant's 2003 Annual Report to Shareholders

Part III: Portions of Registrant's 2003 Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2004

    Transitional Small Business Disclosure Format (check one): Yes | | No |x|

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

The Company and the Bank currently maintain their offices at 4015 Medina Road, Suite 100, Medina, Ohio 44256.

The Company's telephone number is (330) 764-3131, and its web site is www.westernreservebank.com.

BUSINESS STRATEGY

In the mid- to late-1990s, many of the financial institutions in the Medina County market area had been acquired by large regional organizations headquartered outside of the area. As a result, the organizers believed that the competitive and economic environment was right for a new, independent, locally owned and managed bank to serve the financial needs of the residents and businesses in the Medina area. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. Currently, the only business the Company is engaged in is the ownership of its wholly owned bank subsidiary, Western Reserve Bank. However, in the future, the holding company structure could provide flexibility for the expansion of the Company's business through additional banking-related services which commercial banks are currently unable to provide under present law.

The Bank offers a broad range of deposit services for consumers and businesses, including noninterest-bearing and interest-bearing checking accounts, savings and money market accounts, time certificates of deposit and individual retirement accounts. The Bank engages in a full line of lending activities, including all types of commercial loans to businesses, consumer loans to individuals for household, family and other personal expenditures, and real estate loans including first mortgage loans, home equity loans and construction loans. The Bank offers both fixed rate and variable rate residential mortgage loans. Generally, the Bank does not keep longer-term fixed rate mortgages in its portfolio, but rather works with a mortgage company to assist the Bank's customers in obtaining fixed rate mortgage loans. The Bank also offers other services, including credit, debit and ATM cards with access to regional and national automated teller networks, a courier service for business deposits, cash management services, safe deposit boxes, cashiers checks, traveler's checks and an ATM.

Under applicable law, the Bank is permitted to make loans to individual borrowers in aggregate amounts of up to 15 percent of the sum of the Bank's total capital and allowance for loan losses. At December 31, 2003, the Bank's legal lending limit was approximately $1,560,000. The Board of Directors has established an "in-house" lending limit of $1,000,000, although, under certain circumstances, the Board Loan Committee can authorize, on a case-by-case basis, lending relationships in excess of this "in-house" limit. The Board may from time to time raise or lower the "in-house" limit as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions. The Company believes that the Bank's legal lending limit is adequate to satisfy the credit needs of most of its clients. For credit needs that exceed the Bank's legal lending limit, the Bank has the ability to participate with other banks to meet the credit need. In such instances, the Bank intends to be the lead bank in the loan arrangement.

The Bank's market area is competitive. There are at least twenty commercial banks, savings institutions and credit unions with multiple offices in the Bank's primary service area of Medina County. In recent years, several banks and savings institutions headquartered outside of Medina County acquired or opened new branches in the Medina area. However, in the past few years, many of the area's financial institutions have been acquired by large regional organizations headquartered outside of the Medina area. As a result of such consolidation, the organizers of the Company believed that the competitive and economic environment was right for a new, independent, locally owned and managed bank such as Western Reserve Bank to serve the financial needs of Medina area residents and businesses. The rapid growth of the Bank in the five years since it opened has confirmed that belief. The Bank also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

EMPLOYEES

At December 31, 2003, the Bank has 25 full-time-equivalent employees (22 full-time and 6 part-time). None of its employees is covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

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

The Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999) which was effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Financial Services Modernization Act of 1999 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Financial Services Modernization Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking.

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

Dividends. The ability of the Company to obtain funds for the payment of dividends and for other cash requirements will be largely dependent on the amount of dividends which may be declared by its subsidiary, the Bank. Generally, an Ohio-chartered member bank may not declare a dividend without the approval of both the Division and the FRB if the total of dividends declared by such bank in a calendar year exceeds the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. In addition, state-chartered banks are subject to dividend regulation by the primary federal bank regulatory agency in connection with general supervisory authority as it relates to a bank's requirement to maintain adequate capital (See "Capital" above.) Furthermore, as part of the Bank's approval by regulatory agencies, it was prohibited from paying dividends to the Company for a period of three years after inception without prior written non-objection by the Federal Reserve Bank. The Bank does not expect to pay dividends to the Company in the foreseeable future.

The Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which addresses new requirements for public companies in the areas of financial disclosure, corporate governance, auditing and accounting. Beginning August 29, 2002, the Company's Chief Executive Officer and Chief Financial Officer were required to certify that the Company's quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. Additionally, the Chief Executive Officer and Chief Financial Officer are required to certify that the Company has effective disclosure controls and procedures. See Item 8A, "Controls and Procedures," for more information regarding the Company's evaluation of its disclosure controls and procedures. The SEC adopted additional rules to implement the provisions of Sarbanes-Oxley in the fall of 2003, including disclosure of audit committee financial experts, a code of ethics for senior officers, pro forma financial information, auditor independence and attorney conduct. In response to the requirements of the SEC regulations, the Company's Board of Directors examined its corporate governance and made certain revisions and improvements. Certain members of the Board of Directors discussed on a number of occasions with outside counsel to the Company a number of policies, charters and guidelines. After significant discussion at multiple meetings, the Board of Directors, on December 18, 2003, adopted charters for the Audit Committee, the Compensation Committee and the newly created Nominating and Governance Committee. The charters for these three committees are designed to help the committees function more efficiently and with greater independence from the Board of Directors, which was one of the primary goals in the adoption of Sarbanes-Oxley. The members of each of these three committees are currently and, under the terms of the respective charters, will continue to be "independent" pursuant to standards adopted by NASDAQ. Further, the Board of Directors has determined that under the NASDAQ "independence" standards, a majority of the members of the Board of Directors is currently independent.

The Board of Directors also has adopted a Code of Business Conduct and Ethics (the "Code"). While Sarbanes-Oxley mandates the adoption of a code of ethics for the most senior executive officers of all public companies, the Code adopted by the Company's Board of Directors is broader in the activities covered and applies to all officers, directors and employees of the Company and the Bank. The administration of the Code has been delegated to the Nominating and Governance Committee of the Board of Directors, a Committee comprised entirely of "independent directors." The Code addresses topics such as compliance with laws and regulations, honest and ethical conduct, conflicts of interest, confidentiality and protection of Company assets, fair dealing and accurate and timely periodic reports, and also provides for enforcement mechanisms.

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

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. For the year ended December 31, 2003, Bank Insurance Fund ("BIF") assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2004, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits. Because the bank is "well capitalized" for purposes of its deposit insurance premiums, it expects its FDIC BIF premium to continue to be the statutory minimum.

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

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by Savings Association Insurance Fund ("SAIF") members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"), the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2003 the FICO assessment rate for both BIF and SAIF members was approximately 0.0157% of deposits. During the year ended December 31, 2003 the Bank paid approximately $11,500 in FICO assessments. For the first quarter of 2004, the annualized FICO assessment rate will be 0.0154%. Management expects the amounts paid for FICO assessments will increase as the Bank's deposits continue to increase.

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

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

As of December 31, 2003, the Bank exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 10.6%, a Tier 1 risk-based capital ratio of 7.7% and a leverage ratio of 7.1%. As a result of the Corporation's equity offering in the second half of 2000, the Bank, on January 2, 2001, issued $1,500,000 of subordinated debt to the Corporation. This debt is treated as Tier 2 capital (subject to certain limitations) for the Bank's risk-based capital calculations.

The Bank has grown rapidly in its five-year history, and continued rapid growth will require it to consider capital strategies to support that growth. In 2003, the Company obtained a $3,000,000 line of credit through an unaffiliated financial institution. As of December 31, 2003, the Company had borrowed $500,000 on the line of credit, all of which has been infused into the Bank as additional capital. By borrowing against the line of credit and then investing the funds into the Bank as capital, the Bank is able to manage its capital ratios. Other strategies that the Company continues to evaluate include selling more common stock, issuing trust preferred securities, issuing subordinated debt at the Bank level, or additional borrowing.

In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution. These "prompt corrective action" provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases. Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination). At December 31, 2002, the Bank satisfied all requirements for inclusion in the "well capitalized" category.

Dividends. Ohio law and FRB provisions prohibit the Bank from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years, without the prior approval of both the Division and the FRB. As of December 31, 2003, the Bank has approximately $1,092,000 available to be paid as dividends to the Company. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2003.

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

Management and the Board have, on an ongoing basis, evaluated selected growth opportunities, including branching. Several criteria were considered to be essential for an expansion, including: the area must have a large deposit base; the community must have a strong community identity; there should not be another community bank located in the same area; and there must be significant opportunities for profit. After extensive study and evaluation, the Board authorized the Bank to pursue expansion into the Brecksville, Ohio market area. In December 2003, the Ohio Division of Financial Institutions approved the Bank's application to establish a banking office in Brecksville. This office will have a Regional President, and will offer all of the services and amenities that are offered in the Medina banking office. There will also be a local advisory board of directors to offer guidance and assistance.

An investor group has purchased a building at 8747 Brecksville Road, and is finalizing plans for its complete remodeling. There will be approximately 11,000 square feet in the building, and the Bank will be the anchor tenant, leasing approximately 5,000 square feet. The City of Brecksville has granted its approval for the project, and construction should begin in March 2004. The Bank expects to open The Western Reserve Bank of Brecksville in the fall of 2004.

In conjunction with the Bank's expected growth in both Medina and Brecksville, the Company is considering an offering of additional Western Reserve Bancorp, Inc. common stock in mid-2004.

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

ITEM 1. BUSINESS-STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

      A. The following are the average balance sheets for the years ending December 31:

                                                                   2003
                                                  ---------------------------------------
                                                  Average                         Average
                                                  Balance         Interest         Rate
                                                  -------         --------         ----
ASSETS
Interest-earning assets
     Federal funds sold and other short-term
        Funds                                   $  4,342,398      $   44,457        1.02%
     Securities available for sale (at cost)       1,748,694          69,110        3.95
     Federal Reserve Bank stock                      173,467          10,403        6.00
     Federal Home Loan Bank stock                    190,663           7,626        4.00
     Loans receivable and held for sale (1)       84,946,590       5,113,721        6.02
                                                ------------      ----------
        Total interest-earning assets             91,401,812       5,245,317        5.74
Noninterest-earning assets
     Cash and due from banks                       1,798,639
     Unrealized gain (loss) on available-
       for-sale securities                            29,224
     Allowance for loan losses                    (1,243,004)
     Premises and equipment, net                     713,840
     Accrued interest receivable and
       other assets                                  976,239
                                                ------------
                                                $ 93,676,750
                                                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Interest-bearing transaction accounts      $  5,171,521          36,625        0.71%
     Savings and money market accounts            26,376,390         207,613        0.79
     Certificates of deposit and IRAs             40,021,146       1,281,809        3.20
     Short-term borrowings                            84,501             333        0.39
     Other borrowings                                129,167           4,198        3.25
     Federal Home Loan Bank advances               3,200,000         135,010        4.22
                                                ------------      ----------
        Total interest-bearing liabilities        74,982,725       1,665,588        2.22
                                                                  ----------
Noninterest-bearing liabilities
     Demand deposits                              10,251,709
     Accrued interest payable and
       other liabilities                             209,380
                                                ------------
                                                  85,443,814
Shareholders' equity                               8,232,936
                                                ------------
                                                $ 93,676,750
                                                ============

Net interest income/spread                                        $3,579,729        3.52%
                                                                  ==========      ======

Net interest income as a percent
  of average interest earning assets                                                3.92%
                                                                                  ======

Average interest earning assets to
  interest bearing liabilities                         121.9%
                                                ============

(1)   Includes loan fees of $144,475.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

                                                                   2002
                                                  ---------------------------------------
                                                  Average                         Average
                                                  Balance         Interest         Rate
                                                  -------         --------         ----
ASSETS
Interest-earning assets
     Federal funds sold and other short-term
        Funds                                   $  3,873,609      $   60,843        1.57%
     Securities available for sale (at cost)       2,961,610         141,112        4.76
     Federal Reserve Bank stock                      169,533          10,168        6.00
     Federal Home Loan Bank stock                    142,591           6,605        4.63
     Loans receivable and held for sale (1)       66,678,668       4,410,699        6.61
                                                ------------      ----------
        Total interest-earning assets             73,826,011       4,629,427        6.27
Noninterest-earning assets
     Cash and due from banks                       1,639,819
     Unrealized gain (loss) on available-
       for-sale securities                            29,239
     Allowance for loan losses                      (917,892)
     Premises and equipment, net                     733,518
     Accrued interest receivable and
       other assets                                  642,630
                                                ------------
                                                $ 75,953,325
                                                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Interest-bearing transaction accounts      $  4,517,865          54,239        1.20%
     Savings and money market accounts            29,795,433         426,491        1.43
     Certificates of deposit and IRAs             22,204,834         872,200        3.92
     Short-term borrowings                           217,222           2,042        0.94
     Federal Home Loan Bank advances               2,710,959         114,545        4.22
                                                ------------      ----------
        Total interest-bearing liabilities        59,446,313       1,469,517        2.47
                                                                  ----------
Noninterest-bearing liabilities
     Demand deposits                               8,577,222
     Accrued interest payable and
       other liabilities                             242,758
                                                ------------
                                                  68,266,293
Shareholders' equity                               7,687,032
                                                ------------
                                                $ 75,953,325
                                                ============

Net interest income/spread                                        $3,159,910        3.80%
                                                                  ==========      ======

Net interest income as a percent
  of average interest earning assets                                                4.28%
                                                                                  ======

Average interest earning assets to
  interest bearing liabilities                         124.2%
                                                ============

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

                    Summary of Changes in Net Interest Income

                                                         2003 vs. 2002                                 2002 vs. 2001
                                                   Increase (Decrease) Due to                   Increase (Decrease) Due to
                                           ----------------------------------------     ----------------------------------------
                                             Volume           Rate           Net          Volume           Rate            Net
                                             ------           ----           ---          ------           ----            ---
Interest income:
   Loans receivable                        $1,126,576     $ (423,554)    $  703,022     $1,411,026     $ (792,617)    $  618,409
   Federal funds sold                          (5,053)       (20,189)       (25,242)       (30,566)       (97,886)      (128,452)
   Interest-bearing deposits in
       financial institutions                   8,858             (2)         8,856             40             --             40
   Securities available-for-sale              (50,833)       (21,169)       (72,002)       (37,035)       (27,831)       (64,866)
   Federal Reserve Bank stock                     235             --            235            896             --            896
   Federal Home Loan Bank stock                 2,011           (990)         1,021          2,697         (2,329)           368
                                           ----------     ----------     ----------     ----------     ----------     ----------
     Total interest-earning assets          1,081,794       (465,904)       615,890      1,347,058       (920,663)       426,395

Interest expense:
   Interest-bearing transaction
        accounts                                7,008        (24,622)       (17,614)        24,452        (25,606)        (1,154)
   Savings and money market                   (44,465)      (174,414)      (218,879)        56,670       (687,055)      (630,385)
   Certificates of deposit and IRAs           594,791       (185,182)       409,609        419,028       (241,435)       177,593
   Short-term funds                              (881)          (828)        (1,709)           518         (4,944)        (4,426)
   Other borrowings                             4,198             --          4,198             --             --             --
   FHLB borrowings                             20,633           (167)        20,466        114,545             --        114,545
                                           ----------     ----------     ----------     ----------     ----------     ----------
     Total interest-bearing liabilities       581,284       (385,213)       196,071        615,213       (959,040)      (343,827)
                                           ----------     ----------     ----------     ----------     ----------     ----------
Change in net interest income              $  500,510     $  (80,691)    $  419,819     $  731,845     $  (38,377)    $  770,222
                                           ==========     ==========     ==========     ==========     ==========     ==========

II.   INVESTMENT PORTFOLIO

      The amortized cost and estimated fair values of securities available for sale at December 31, 2003 and 2002 are as follows:

                                       Gross           Gross                         Weighted
                      Amortized      Unrealized      Unrealized        Fair          Average
                        Cost           Gains           Losses          Value          Yield
                        ----           -----           ------          -----          -----
2003
U.S. Agencies        $   758,810    $    18,791     $        --     $   777,601        3.75%
Mortgage-backed          955,881          1,215            (935)        956,161        3.77%
                     -----------    -----------     -----------     -----------

                     $ 1,714,691    $    20,006     $      (935)    $ 1,733,762        3.76%
                     ===========    ===========     ===========     ===========

2002
U.S. Agencies        $ 2,018,035    $    43,216     $        --     $ 2,061,251        4.72%
Mortgage-backed          803,650          2,454          (2,500)        803,604        3.57%
                     -----------    -----------     -----------     -----------
                     $ 2,821,685    $    45,670     $    (2,500)    $ 2,864,855        4.40%
                     ===========    ===========     ===========     ===========

                       Maturities of Investment Securities

                                              Weighted
                              Fair            Average
                              Value            Yield
                              -----            -----
U.S. Agencies
   Due in one year
     or less               $  261,162          3.70%

   Due in one to
     five years               516,439          3.78%

   Due in five to
     ten years                     --

Mortgage-backed               956,161          3.77%
                           ----------
                           $1,733,762          3.76%
                           ==========

      Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

III.  LOAN PORTFOLIO

      A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31, 2003 and 2002.

                                                        2003             2002
                                                        ----             ----
Commercial                                          $84,199,271      $64,169,224
Home equity lines of credit                           8,415,148        7,482,574
Residential mortgage and construction                 1,390,523        1,264,597
Consumer installment                                  1,248,743        1,505,334
Credit card and other                                   294,601          228,232
                                                    -----------      -----------
                                                    $95,548,286      $74,649,961
                                                    ===========      ===========

      Concentrations of Credit Risk: Western Reserve Bank grants commercial, residential real estate mortgage and installment loans to businesses and individuals mainly in Medina and contiguous counties in Ohio. Commercial loans include loans collateralized by business assets. At December 31, 2003, commercial loans secured by real estate make up approximately 57.4% of the loan portfolio. Other commercial loans to businesses comprise 30.7% of total loans, and are expected to be repaid from cash flows from operations of the businesses. Variable rate home equity lines of credit make up approximately 8.8% of the loan portfolio and are collateralized by residential real estate. Residential mortgage and construction loans are 1.5% of the loan portfolio and are secured primarily by first mortgages on residential property. Installment and credit card loans to individuals make up approximately 1.6% of the loan portfolio and are primarily collateralized by consumer assets or are unsecured. At December 31, 2003, approximately 3.0% of the Bank's total loan portfolio was unsecured.

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the maturity distribution and sensitivity to changes in interest rates of loans outstanding as of December 31, 2003. Fixed rate loans are presented based on their maturity date, and variable rate loans with floating or adjustable interest rates are included based on their earliest repricing opportunity.

          Loan Maturities and Sensitivity to Changes in Interest Rates

                                  Within          1-5           After
                                  1 year         years         5 years         Total
                                  ------         -----         -------         -----
Commercial                     $61,900,466    $20,393,476    $ 1,905,329    $84,199,271
Home equity lines of credit      8,415,148             --             --      8,415,148
Residential mortgage
   and construction                375,802        670,074        344,647      1,390,523
Consumer installment               730,279        335,124        183,340      1,248,743
Credit card and other              294,601             --             --        294,601
                               -----------    -----------    -----------    -----------
                               $71,716,296    $21,398,674    $ 2,433,316    $95,548,286
                               ===========    ===========    ===========    ===========

      Of the loans due after one year, approximately $17,346,000 have variable interest rates, and $6,486,000 have fixed interest rates.

C.    Risk Elements

      1. Nonaccrual, Past Due, Restructured and Impaired Loans - The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31.

                                                                           2003            2002
                                                                           ----            ----
            (a) Loans accounted for on a nonaccrual basis               $1,126,175     $  340,776
            (b) Accruing loans which are contractually past due 90
                  days or more as to interest or principal payments             --             --
            (c) Loans not included in (a) or (b) which are
                  "Troubled Debt Restructurings" as defined by
                  Statement of Financial Accounting Standards No. 15            --             --
            (d) Other loans defined as "impaired"                          183,346         48,075
                                                                        ----------     ----------
                                                                        $1,309,521     $  388,851
                                                                        ==========     ==========
                Percentage of allowance to non-performing loans                115%           268%
                                                                        ==========     ==========

            Management believes the allowance for loan losses at December 31, 2003 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on loss experience of comparable companies, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                                                            2003
                                                                            ----
            Gross interest income that would have been recorded in
            2003 on nonaccrual loans outstanding at December 31,
            2003 if the loans had been current, in accordance with
            their original terms and had been outstanding throughout
            the period or since origination if held for part of the
            period                                                       $38,033
            Interest income actually recorded on nonaccrual loans
            and included in net income for the period                          0

            Interest income not recognized during the period              38,033

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

      2.    Potential Problem Loans

            As of December 31, 2003, in addition to the $1,309,521 of loans reported under Item III, C.1., there are $-0- in other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item
            III. C.1 at some future date. There were no loans classified for regulatory purposes as loss, doubtful or substandard that have not been disclosed in Section 1 above.

      3.    Foreign Loans Outstanding

            None

      4.    Loan Concentrations

            As of December 31, 2003, commercial loans to entities classified as real estate holding companies comprise $21,149,000, or 22.1% of the total loan portfolio. However, this category includes a significant proportion of loans for buildings that are owner-occupied, and that are classified as real estate holding companies solely because the owner of the operating company has formed a real estate holding company for the single purpose of owning the building that they then lease to their operating company.

D.    Other Interest-Bearing Assets

      There are no other interest-bearing assets as of December 31, 2003 that would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

IV.   SUMMARY OF LOAN LOSS EXPERIENCE

      A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

                                                     2003              2002
                                                     ----              ----
LOANS
   Loans outstanding at end of period            $ 95,548,288      $ 74,649,961
                                                 ============      ============

   Average loans outstanding during period       $ 84,946,590      $ 66,542,909
                                                 ============      ============

ALLOWANCE FOR LOAN LOSSES
   Balance at beginning of period                $  1,042,309      $    754,679

   Loans charged-off
      Commercial                                           --            59,495
      Residential mortgage and construction                --                --
      Consumer installment                                 --                --
      Credit card                                          --             9,307
                                                 ------------      ------------
                                                           --            68,802
   Recoveries of loans previously charged-off
      Commercial                                       24,979            51,258
      Residential mortgage and construction                --                --
      Consumer installment                              4,300             3,378
      Credit card                                          --             4,792

                                                 ------------      ------------
                                                       29,279            59,428
                                                 ------------      ------------
Net loans charged-off (recoveries)                    (29,279)            9,374
Provision for loan losses                             431,100           297,004
                                                 ------------      ------------

Balance at end of period                         $  1,502,688      $  1,042,309
                                                 ============      ============

Ratio of net charge-offs during the period to
  average loans outstanding during the period           (0.03)%            0.21%
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

                                                                   Percentage of Loans in
                                                                      Each Category to
                                           Allowance Amount             Total Loans
                                       ------------------------    ----------------------
                                          2003          2002         2002          2002
                                       ----------    ----------    --------      --------
Commercial                             $1,428,543    $  971,776        88.1%         86.0%
Home equity lines of credit                42,076        37,413         8.8          10.0
Residential mortgage & construction         4,918         4,084         1.5           1.7
Installment and credit card
     loans to individuals                  27,058        29,007         1.6           2.3
Unallocated                                    93            29         0.0           0.0
                                       ----------    ----------    --------      --------
Total                                  $1,502,688    $1,042,309       100.0%        100.0%
                                       ==========    ==========    ========      ========

            While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.    DEPOSITS

      The average amount of deposits and average rates paid are summarized as follows for the year ended December 31:

                                                  2003                        2002
                                                  ----                        ----
                                         Average       Average        Average       Average
                                         Amount         Rate          Amount         Rate
                                         ------         ----          ------         ----
Noninterest bearing demand deposits    $10,251,709      0.00%      $ 8,577,222       0.00%
Interest bearing demand deposits         5,171,521      0.71         4,517,865       1.20
Savings and money market accounts       26,376,390      0.79        29,795,433       1.43
Certificates of deposit and IRAs        40,021,146      3.20        22,204,834       3.92
                                       -----------                 -----------
                                       $81,820,766      1.86       $65,095,354       2.07
                                       ===========                 ===========

      At December 31, 2003, the Bank had $18,033,417 of time certificates of deposit of $100,000 or more outstanding. Remaining maturities of these time deposits are as follows:

Three months or less                   $ 5,865,690
Over three through six months            2,997,519
Over six through twelve months           3,114,140
Over twelve months                       6,056,068
                                       -----------
                                       $18,033,417
                                       ===========

VI.   RETURN ON EQUITY AND ASSETS

      The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows:

                                                             2003             2002
                                                             ----             ----
Average total assets                                    $ 93,677,000     $ 75,953,000
Average shareholders' equity                            $  8,233,000     $  7,687,000
Net income                                              $    623,060     $    574,298
Return on average total assets                                  0.67%            0.76%
Return on average shareholders' equity                          7.57%            7.47%
Cash dividends declared                                 $       0.00     $       0.00
Dividend payout percentage                                       n/a              n/a
Average shareholders' equity to average total assets            8.79%           10.12%

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

During 2002, the Bank leased additional office space in an adjacent building in the same office complex to accommodate the growth of the commercial lending department. There are approximately 2,500 square feet in this area.

The leases for the main office and lending department have a primary term of ten years with options for two five-year extensions. The annual lease payment was $139,884 for 2003 and $117,521 for 2002, and is subject to increases each subsequent year. The facility is leased under an operating lease from a member of the Board of Directors. Refer to Note 5 on page 16 of the Company's 2003 Annual Report to Shareholders (incorporated herein by reference) for additional discussion about the lease.

The Bank has five interior teller stations (two of which are sit-down teller desks, and three of which are traditional stand-up teller counters), a two-lane drive-through, a drive-up ATM and a night depository facility.

The Bank occupies a small office inside Western Reserve Masonic Community, a retirement community at 4931 Nettleton Road, Medina. The Bank also occupies a small office inside Camelot Place, an assisted living facility located at 49 Leisure Lane, Medina. The Bank operates a full-service, limited-hours branch at each location. Rent for both offices is de minimis.

As discussed on page 8 under the caption "Branching Authority," the Company expects to enter into a lease in 2004 for its office in Brecksville, Ohio.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any legal proceedings against it or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock was held by approximately 425 holders of record as of December 31, 2003, and is quoted on the OTC "pink sheets." It has not yet been assigned a symbol. To date there has been no regular and liquid market for the common stock, and there can be no assurance that a regular and liquid trading market will develop in the foreseeable future.

During 2003, there were five transactions of the Company's common stock reported by the market maker in the Company's stock. Each of these transactions was at $26.00 per share. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Certain other private transactions may have occurred during the periods indicated of which the Company has no knowledge.

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

The Company has a nonqualified stock option plan that provides for up to 100,000 shares of the Company's common stock to be available for grant to officers, employees, directors and others. The exercise price is at least the market price at date of grant. The maximum option term is ten years, and options vest over three years as follows: 25% one year from the grant date, 50% after two years, and 100% after three years. As of December 31, 2003, the following equity securities are authorized for issuance under the plan:

                      Equity Compensation Plan Information

                                    Number of securities      Weighted-average       Number of securities
                                      to be issued upon       exercise price of       remaining available
                                         exercise of         outstanding options,     for future issuance
                                    outstanding options,     warrants and rights         under equity
                                     warrants and rights                              compensation plans
                                                                                     (excluding securities
                                                                                      reflected in column
                                                                                             (a))
                                            (a)                      (b)                     (c)
                                    --------------------     -------------------     ---------------------
Equity compensation plans
   approved by security holders                 0                      n/a                       0

Equity compensation plans not              92,412                   $23.08                   7,588
   approved by security holders
                                           ------                   ------                   -----
Total                                      92,412                   $23.08                   7,588
                                           ======                   ======                   =====

The Plan provides for adjustment of the number of shares in the event the outstanding shares of stock of the Company are changed into or exchanged for a different number or kind of shares by reason of any merger, consolidation, reorganization, recapitalization, combination, stock split or stock dividend.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The information on pages 29-39 of the Company's 2003 Annual Report to Shareholders under the caption "Management's Discussion and Analysis" is incorporated by reference.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements and related notes from the 2003 Annual Report to Shareholders are incorporated by reference:

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

ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors. The information on pages 5-7 of the Company's 2003 Proxy Statement under the caption "Election of Directors" is incorporated by reference.

B. Executive Officers. The information on page 12 of the Company's 2003 Proxy Statement regarding the Executive Officers of the Company is incorporated by reference.

C. "Audit Committee Financial Expert." The Company's Board of Directors has determined that C. Richard Lynham, Chairman of the Audit Committee, is a "financial expert" as defined under the regulations promulgated under the Sarbanes-Oxley Act and is "independent" in accordance with Rule 4200(1) of the National Association of Securities Dealers ("NASD") listing standards.

D. Code of Ethics. As noted above in Part I, Item 1, the Company has adopted a Code of Ethics and Business Conduct applicable to the senior financial officers of the Company and the Bank. A copy of the Code of Ethics and Business Conduct is available free of charge upon request. Shareholders desiring a copy of the Code should address written requests to Ms. Cynthia
      A. Mahl, Senior Vice President, Chief Financial Officer and Secretary, Western Reserve Bancorp, Inc., 4015 Medina Road, P.O. Box 585, Medina, Ohio 44258-0585. A copy of the Company's Code is attached to this Form 10-KSB as Exhibit 14.

ITEM 10. EXECUTIVE COMPENSATION

The information on pages 12-14 of the 2003 Proxy Statement under the caption "Compensation of Executive Officers" is incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information on page 5 of the 2003 Proxy Statement, under the caption "Beneficial Ownership" is incorporated by reference.

The information on page 7 of the 2003 Proxy Statement under the caption "Election of Directors" is incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information on page 14 of the 2003 Proxy Statement under the caption "Transactions with Management and Others" is incorporated by reference.

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

(b) Reports on Form 8-K--The Company did not file any Current Reports on Form 8-K during the fourth quarter of 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information on page 11 of the 2003 Proxy Statement under the caption "Audit Fees" is incorporated by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2004.

                                  WESTERN RESERVE BANCORP, INC.

                                  By: /s/ Edward J. McKeon
                                      Edward J. McKeon, President, Chief
                                      Executive Officer and Director

                                  By: /s/ Cynthia A. Mahl
                                      Cynthia A. Mahl, Senior Vice President,
                                      Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 30, 2004.

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

    /s/ Ray E. Laribee                      /s/ C. Richard Lynham
    Ray E. Laribee, Director                C. Richard Lynham, Director

    /s/ R. Hal Nichols                      /s/ Rory H. O'Neil
    R. Hal Nichols, Director                Rory H. O'Neil, Director

    /s/ Michael R. Rose                     /s/ Glenn M. Smith
    Michael R. Rose, Director               Glenn M. Smith, Director

    /s/ Thomas A. Tubbs
    Thomas A. Tubbs, Director

                          WESTERN RESERVE BANCORP, INC.
                                  EXHIBIT INDEX

  Exhibit No.                Description of Exhibits

      3.1         Articles of Incorporation of Western Reserve                 *
                  Bancorp, Inc.

      3.2         Code of Regulations of Western Reserve Bancorp,              *
                  Inc.

      4.1         Stock Certificate of Western Reserve Bancorp, Inc.           *

      10.1        Employment Agreement of Edward J. McKeon, Dated              *
                  December 14, 2001

      10.2        Lease Agreement by and between Michael Rose DBA              *
                  Washington Properties and Western Reserve
                  Bancorp, Inc.

      10.3        Western Reserve Bancorp, Inc. 1998 Stock Option              *
                  Plan, Amended and Restated as of April 20, 2000

      10.4        Agreement by and between Western Reserve Bancorp,            *
                  Inc. and Brian K. Harr, dated June 18 2001, as amended February 20, 2002

      10.5        Agreement by and between Western Reserve Bancorp,            *
                  Inc. and Cynthia A. Mahl, dated June 18 2001, as amended February 20, 2002

      10.6        Loan Agreement between Western Reserve Bancorp,              *
                  Inc. and TCF National Bank, dated May 5, 2003

      10.7        Western Reserve Bank Supplemental Executive                  *
                  Retirement Plan, dated May 15, 2003

      10.8        Western Reserve Bancorp, Inc. Employee Stock                 *
                  Purchase Plan

      13.1 2003 Annual Report to Shareholders (Except for sections incorporated by reference into this Form 10-KSB, the Annual Report to Shareholders shall not be deemed to be "filed" with the Commission.)

      14          Western Reserve Bancorp, Inc. Code of Ethics and
                  Business Conduct

      21.1        Subsidiary of Western Reserve Bancorp, Inc .

      31.1        Certification under Section 302 of the
                  Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

      31.2        Certification under Section 302 of the
                  Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

      32.1        Certification under Section 906 of the
                  Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

      32.2        Certification under Section 906 of the
                  Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

      99.3        Proxy Statement and form of proxy for the Annual             *
                  Meeting of Shareholders to be held April 28, 2004. (Except for sections incorporated by reference into this Form 10-KSB, the proxy materials shall not be deemed to be filed with the Commission.)

*     Previously filed and incorporated herein by reference.