Form 10QSB
period 2004-03-31
WESTERN RESERVE BANCORP INC
filed 2004-05-11
CIK 1051473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 333-43361

                          WESTERN RESERVE BANCORP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                     Ohio                               31-1566623
        -------------------------------              -------------------
        (State or other jurisdiction of                (IRS Employer
         incorporation or organization)              Identification No.)

          4015 Medina Road, Suite 100, P.O. Box 585, Medina, Ohio 44256
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (330) 764-3131
                 ----------------------------------------------
                 Issuer's telephone number, including area code

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

                 Common Stock, no par value, $1.00 stated value
                ------------------------------------------------
                                (Class of Stock)

                              388,052 common shares
                ------------------------------------------------
                (number of shares outstanding as of May 7, 2004)

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2004

                                                                                                         Page
PART I--FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of March 31, 2004
               and December 31, 2003                                                                       3

            Consolidated Statements of Income for the three months
               ended March 31, 2004 and 2003                                                               4

            Consolidated Statements of Comprehensive Income for the three months
             ended March 31, 2004 and 2003                                                                 5

            Consolidated Statements of Cash Flows for the three months
               ended March 31, 2004 and 2003                                                               6

            Notes to Consolidated Financial Statements                                                     7

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                              12

ITEM 3      CONTROLS AND PROCEDURES                                                                       22

PART II -- OTHER INFORMATION                                                                              23

SIGNATURES                                                                                                24

                         WESTERN RESERVE BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                         March 31,             December 31,
                                                                                           2004                   2003
                                                                                    -----------------       -----------------
Assets
        Cash and due from financial institutions                                    $       2,624,662       $       2,186,363
        Federal funds sold and other short-term funds                                       6,996,000               4,103,000
                                                                                    -----------------       -----------------
                Cash and cash equivalents                                                   9,620,662               6,289,363

        Securities available for sale                                                       1,688,669               1,733,762
        Loans held for sale                                                                   477,111                      --

        Loans                                                                             100,153,809              95,548,286
        Allowance for loan losses                                                          (1,566,088)             (1,502,688)
                                                                                    -----------------       -----------------
                Loans, net                                                                 98,587,721              94,045,598

        Federal Reserve Bank stock                                                            189,300                 189,300
        Federal Home Loan Bank stock                                                          239,500                 195,300
        Premises and equipment, net                                                           662,206                 675,404
        Accrued interest receivable and other assets                                        1,451,019               1,187,821
                                                                                    -----------------       -----------------
                   Total Assets                                                     $     112,916,188       $     104,316,548
                                                                                    =================       =================

Liabilities and Shareholders' Equity
Deposits
        Noninterest-bearing                                                         $       9,817,879       $       9,559,885
        Interest-bearing                                                                   87,560,356              82,220,372
                                                                                    -----------------       -----------------
                Total deposits                                                             97,378,235              91,780,257
Federal Home Loan Bank advances                                                             5,700,000               3,200,000
Other borrowings                                                                              800,000                 500,000
Accrued interest payable and other liabilities                                                289,739                 223,636
                                                                                    -----------------       -----------------
                Total Liabilities                                                         104,167,974              95,703,893

Shareholders' equity
        Common stock, without par value, $1 stated value:
                750,000 shares authorized, 388,052 shares
                issued and outstanding                                                        388,052                 388,052
        Additional paid-in capital                                                          7,557,845               7,557,845
        Retained earnings                                                                     790,610                 654,171
        Accumulated other comprehensive income                                                 11,707                  12,587
                                                                                    -----------------       -----------------
                Total Shareholders' Equity                                                  8,748,214               8,612,655
                                                                                    -----------------       -----------------
                        Total Liabilities and Shareholders' Equity                  $     112,916,188       $     104,316,548
                                                                                    =================       =================

See accompanying notes to consolidated financial statements.

                        WESTERN RESERVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                                   Three months ended March 31,
                                                                 2004                     2003
                                                             -------------             ----------
Interest income
        Loans, including fees                                $   1,385,573             $1,162,961
        Securities                                                  21,553                 33,274
        Federal funds sold and other
            short-term funds                                         7,731                 10,362
                                                             -------------             ----------
                                                                 1,414,857              1,206,597
Interest expense
        Deposits                                                   437,551                347,075
        Borrowings                                                  42,116                 33,442
                                                             -------------             ----------
                                                                   479,667                380,517
                                                             -------------             ----------
                Net interest income                                935,190                826,080
Provision for Loan Losses                                           63,400                 50,000
                                                             -------------             ----------
                Net interest income after
                  provision for loan losses                        871,790                776,080
Noninterest Income
        Service charges on deposit accounts                         29,004                 24,004
        Net gains on sales of mortgage loans                         1,492                 35,016
        Other                                                       31,196                 17,761
                                                             -------------             ----------
                                                                    61,692                 76,781
Noninterest expense
        Salaries and employee benefits                             396,147                340,478
        Premises and equipment, net                                 95,772                 94,555
        Data processing                                             56,973                 54,547
        Professional fees                                           56,277                 53,742
        Taxes other than income and payroll                         24,232                 20,841
        Supplies, printing and postage                              16,541                 17,550
        Community relations and contributions                       17,822                 12,577
        Other                                                       64,102                 53,948
                                                             -------------             ----------
                                                                   727,866                648,238
                                                             -------------             ----------
Income before income taxes                                         205,616                204,623
Income tax expense                                                  69,177                 69,572
                                                             -------------             ----------
Net income                                                   $     136,439             $  135,051
                                                             =============             ==========

Average shares outstanding (basic)                                 388,052                388,052
                                                             =============             ==========
Average shares outstanding (diluted)                               397,343                397,343
                                                             =============             ==========
Basic income per share                                       $        0.35             $     0.35
                                                             =============             ==========
Diluted income per share                                     $        0.34             $     0.34
                                                             =============             ==========

See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                        Three months ended March 31,
                                                           2004             2003
                                                      -------------     -------------
Net income                                            $     136,439     $     135,051
Other comprehensive income, net of tax:
        Unrealized gains/(losses) on securities
                arising during the period                      (880)           (7,853)
                                                      -------------     -------------
Comprehensive income                                  $     135,559     $     127,198
                                                      =============     =============

See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Three months ended March 31,
                                                                                       2004                    2003
                                                                                 ---------------           -------------
Cash flows from operating activities
        Net income                                                               $       136,439           $     135,051
        Adjustments to reconcile net income to
          net cash from operating activities:
                Provision for loan losses                                                 63,400                  50,000
                Depreciation                                                              23,469                  32,755
                Net amortization of securities                                             3,078                   5,458
                Loans originated for sale                                               (850,311)             (3,651,814)
                Proceeds from sales of loan originations                                 374,692               3,843,971
                Gains on sales of loans                                                   (1,492)                (35,016)
                Federal Home Loan Bank stock dividends                                    (2,000)                 (1,800)
                Net change in:
                        Interest receivable                                              (53,186)                 (9,063)
                        Interest payable                                                   2,717                  10,636
                        Other assets                                                    (210,012)                (61,706)
                        Other liabilities                                                 63,839                 (20,710)
                                                                                 ---------------           -------------
                        Net cash from operating activities                              (449,367)                297,762

Cash flows from investing activities
        Available for sale securities:
                Maturities, repayments and calls                                          40,682                 636,422
        Purchase of Federal Home Loan Bank stock                                         (42,200)                      -
        Net increase in loans                                                         (4,605,523)             (2,244,532)
        Purchases of premises and equipment                                              (10,271)                (14,241)
                                                                                 ---------------           -------------
                Net cash from investing activities                                    (4,617,312)             (1,622,351)

Cash flows from financing activities
        Net increase in deposits                                                       5,597,978               2,628,813
        Net change in short-term borrowings                                                    -                  23,982
        Proceeds from Federal Home Loan Bank advances                                  2,500,000                       -
        Proceeds from long-term borrowings                                               300,000                       -
                                                                                 ---------------           -------------
                Net cash from financing activities                                     8,397,978               2,652,795
                                                                                 ---------------           -------------

Change in cash and cash equivalents                                                    3,331,299               1,328,206
Cash and cash equivalents at beginning of period                                       6,289,363               3,926,735
                                                                                 ---------------           -------------
Cash and cash equivalents at end of period                                       $     9,620,662           $   5,254,941
                                                                                 ===============           =============

Supplemental cash flow information:
        Interest paid                                                            $       476,950           $     369,881
        Income taxes paid                                                                116,000                  55,000

See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

It is the opinion of management that all adjustments necessary for a fair presentation have been made and that all adjustments were of a normal recurring nature. The Annual Report of the Company for the year ended December 31, 2003 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

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

                                                 Three months ended March 31,
                                                     2004            2003
                                                     ----            ----
Net income as reported                            $ 136,439        $ 135,051
Deduct: stock based
   compensation expense
   determined under fair value
   based method                                      (2,115)         (18,432)
                                                  ---------        ---------
Pro forma net income                              $ 134,324        $ 116,619
                                                  =========        =========

Basic earnings per share
   as reported                                    $    0.35        $    0.35
Pro forma basic earnings
   per share                                      $    0.35        $    0.30

Diluted earnings per share
   as reported                                    $    0.34        $    0.34
Pro forma diluted earnings
   per share                                      $    0.34        $    0.29

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In future years, the pro forma effect of not applying this standard is expected to increase as additional options are granted. The pro forma effects are computed using option-pricing models, using the following weighted-average assumptions as of grant date:

                                                 2003
                                                 ----
Risk-free interest rate                          3.18%
Expected option life (years)                        7
Expected stock price volatility                  7.70%
Dividend yield                                   0.00%

In June 2003, options to purchase a total of 1,000 shares of stock at $26.00 per share were granted to two employees. In December 2003, one employee was granted options to purchase 500 shares of stock at $26.00 per share. No options have been granted in 2004.

Bank-Owned Life Insurance: The Bank has purchased a life insurance policy on a key executive. Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized, and is included in other assets on the consolidated balance sheet.

Earnings per Common Share: Basic earnings per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Weighted average common shares used in calculating basic and diluted earnings per share were 388,052 and 397,343, respectively, for first quarter of both 2004 and of 2003. Stock options for 9,618 shares of common stock were not considered in computing diluted earnings per common share in either period because they were antidilutive.

Reclassifications: For comparative purposes, certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 2 - LOANS

Loans at March 31, 2004 and December 31, 2003, were as follows:

                                                March 31,         December 31,
                                                  2004               2003
                                                  ----               ----
Commercial real estate                      $     51,379,068    $     49,695,518
Commercial business                               16,962,352          16,134,023
Commercial lines of credit                        14,360,880          13,243,461
Commercial construction                            5,210,074           5,126,269
Home equity                                        9,207,457           8,415,148
Residential mortgage
   and construction                                1,590,622           1,390,523
Consumer installment                               1,136,829           1,248,743
Credit card and other                                306,527             294,601
                                            ----------------    ----------------
                                            $    100,153,809    $     95,548,286
                                            ================    ================

Activity in the Allowance for Loan Losses for the three months ended March 31, 2004 and 2003, was as follows:

                                                Three months ended March 31,
                                                 2004                 2003
                                                 ----                 ----
Beginning balance                           $      1,502,688    $      1,042,309
Loans charged off                                         --                  --
Recoveries                                                --                  --
Provision for loan losses                             63,400              50,000
                                            ----------------    ----------------
Ending balance                              $      1,566,088    $      1,092,309
                                            ================    ================

At March 31, 2004 and December 31, 2003, loans totaling $1,115,879 and $1,126,175 were in nonaccrual status. There were no other loans more than 90 days past due.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 3 - DEPOSITS

Deposits at March 31, 2004 and December 31, 2003, were as follows:

                                                March 31,         December 31,
                                                  2004                2003
                                                  ----                ----
Noninterest-bearing demand                  $      9,817,879    $      9,559,885
Interest-bearing demand                            7,164,722           6,392,660
Market Rate Savings                               25,972,816          26,444,694
Time under $100,000                               31,998,092          31,349,601
Time $100,000 and over                            22,424,726          18,033,417
                                            ----------------    ----------------
                                            $     97,378,235    $     91,780,257
                                            ================    ================

At March 31, 2004, the Bank had $24,190,000 in national market certificates of deposit, primarily in amounts of $99,000. As of December 31, 2003, the Bank had $23,292,000 in national market CDs.

NOTE 4 -- FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At March 31, 2004 and December 31, 2003, advances from the Federal Home Loan Bank were as follows.

                                                                                 March 31,      December 31,
                                                                                    2004            2003
                                                                                    ----            ----
Maturing June 2004 through October 2004, fixed rate advances at rates from
  4.15% to 4.28%, averaging 4.22%                                              $   3,200,000    $ 3,200,000
Maturing March 2009, fixed rate advance at 3.25%                                   2,500,000             --
                                                                               -------------    -----------
                                                                               $   5,700,000    $ 3,200,000
                                                                               =============    ===========

Interest is payable monthly, and the advances are payable at their maturity dates, with prepayment penalties for early payment. The advances are collateralized by approximately $7,703,000 of loans secured by first mortgages on 1-4 family residential properties, multi-family properties and home equity lines of credit, and $239,500 of FHLB stock under a blanket lien agreement.

In May 2003, the Company entered into a line of credit agreement with another financial institution to obtain funding to provide capital to the Bank as needed. The line allows the Company to borrow up to $3,000,000 at 0.75% below the prime rate. The line matures on March 31, 2005 and is secured by 100% of the stock of the Bank. There are certain covenants on the line relating to the Company's and the Bank's operating performance and capital status. As of March 31, 2004, the Company had borrowed $800,000 against the line of credit and invested the proceeds in the Bank as additional paid-in capital. As of December 31, 2003, the balance outstanding on the line of credit was $500,000.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2004

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at March 31, 2004, to that of December 31, 2003, and the results of operations for the three months ended March 31, 2004 and 2003. You should read this discussion in conjunction with the interim financial statements and footnotes included herein.

Certain statements contained in this report that are not historical facts are forward looking statements subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. Our actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, the interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

FINANCIAL CONDITION

Our total assets as of March 31, 2004 increased 8.2%, or $8,600,000, to $112,916,000, compared with $104,317,000 at December 31, 2003.

The primary reason for the growth in total assets was an increase in loans. Total loans at March 31, 2004, were $100,154,000, an increase of $4,606,000, or 4.8% when compared to $95,548,000 at December 31, 2003. Most of the net loan growth in the first three months of 2004 was in the commercial loan sector. This growth was spread over several categories, including commercial real estate loans, which increased approximately $1,684,000, commercial lines of credit, up $1,117,000, and commercial business loans, up $828,000. As of March 31, 2004, commercial loans totaled $87,912,000, or 87.8% of total loans.

Home equity lines of credit also increased, by $792,000, or 9.4%, primarily due to a promotion of home equity lines during the first quarter of 2004, as well as our efforts to cross-sell home equity lines when originating or refinancing first mortgage loans. At March 31, 2004, residential real estate and home equity loans totaled $10,798,000, or 10.8% of total loans, and consumer installment and credit card loans were $1,443,000, or 1.4% of the loan portfolio.

As of March 31, 2004, there was one commercial loan amounting to $477,000 held for sale. At December 31, 2003, there were no loans classified as held for sale.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2004

FINANCIAL CONDITION (CONTINUED)

We anticipate that loan demand will remain strong, especially in the commercial loan segment. The loan-to-deposit ratio as of March 31, 2004, was 102.9%, compared to 104.1% at December 31, 2003, and the loan-to-assets ratio was 88.7% at March 31, 2004, compared to 91.6% at December 31, 2003. We expect that the loan-to-deposit ratio throughout the rest of 2004 will remain in the range of 100%-105% and the loan-to-assets ratio will be between 90% to 95%.

Of the total loans at March 31, 2004, approximately $92,862,000 or 92.7% are at a variable rate of interest, and $7,292,000 or 7.3% are fixed rate. Including scheduled principal repayments, $79,110,000, or 79.0%, of our loans mature or are scheduled to reprice within twelve months. Only $1,046,000 of total loan principal matures or reprices in more than five years.

Cash and cash equivalents increased $3,331,000 to $9,621,000 at March 31, 2004, from $6,289,000 at December 31, 2003. The increase is primarily a result of the increase in deposits as well as a new advance from the Federal Home Loan Bank, and provides additional liquidity.

As of March 31, 2004, we had $771,000 of U.S. government agency securities and $918,000 of mortgage-backed securities in the available-for-sale securities portfolio. As of March 31, 2004, the maturity dates of the agency securities ranged from November 2004 to May 2005.

In the second quarter of 2003, the Bank invested $500,000 in a single-premium cash-surrender value life insurance policy. The Chief Executive Officer is the named insured, and the Bank is the owner and sole beneficiary of the policy. This is a tax-advantaged investment in that the increases in cash surrender value and the eventual death benefit under the policy are not taxable income to the Bank. The income from this policy is intended to help offset the cost of providing a supplemental retirement plan for the Chief Executive Officer.

Deposits increased to $97,378,000 at March 31, 2004, an increase of $5,598,000, or 6.1%, over the $91,780,000 at December 31, 2003. Deposits at March 31, 2004 consisted of $9,818,000 or 10.1% in noninterest-bearing demand deposits, $7,165,000 or 7.4% in interest-bearing NOW accounts, $25,973,000 or 26.7% in variable-rate savings and money market accounts (known as Market Rate Savings Accounts), $50,859,000 or 52.2% in time deposits, and $3,564,000 or 3.7% in
Individual Retirement Arrangements.

The mix of deposits has been shifting since early 2002. There are two primary reasons. First, as interest rates declined, depositors moved funds from our market rate savings product to seek higher yields in certificates of deposit. The market rate savings product is a liquid savings account that offers tiered rates which, at balances of $15,000 or more, are indexed to a national money-

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2004

FINANCIAL CONDITION (CONTINUED)

market average, plus 5 to 15 basis points. The weighted average cost of all market rate savings accounts during the first three months of 2004 was 0.86%. Market rate savings balances stabilized in the third quarter of 2003.

The second reason for the shift in the deposit mix is that we made the strategic decision in early 2002 to begin obtaining longer-term CD funding to lock in the historically low rates and to better match the repricing of our loans with our deposits. A large portion of our commercial loans is in real estate loans, and many have terms that fix the interest rate for three-year intervals. By obtaining three-, four- and five-year CDs, we were better able to "match" the repricing of our assets (loans) and liabilities (deposits). This was accomplished in part by obtaining national market CDs, primarily in increments of $99,000, with terms ranging from two years to five years, and rates ranging from 1.80% to 5.25%. At March 31, 2004, there were $24,190,000 of national market CDs, with a weighted average rate of 3.35%, and a weighted average remaining maturity of 19.8 months. At December 31, 2003, we had $23,292,000 in national market CDs.

We have obtained additional funding through the Federal Home Loan Bank. Most recently, we obtained a $2,500,000, five-year fixed rate advance on March 11, 2004. The interest rate is 3.25%, and the advance matures on March 10, 2009. In December 2001 we obtained an advance of $1,700,000 at a fixed rate of 4.28% that matures on June 30, 2004. In April 2002 we obtained an advance of $1,500,000 at a 4.15% fixed rate. This advance matures on October 30, 2004. Interest is payable monthly, and the advances are payable at their maturity dates, with prepayment penalties for early payment. The advances are collateralized by approximately $7,703,000 of loans secured by first mortgages on 1-4 family residential properties, multi-family properties and home equity lines of credit, and $239,500 of FHLB stock under a blanket lien agreement.

In the second quarter of 2003, the Company obtained a $3,000,000 line of credit from an unaffiliated bank. At the end of the third quarter 2003, the Company borrowed $500,000 from this line of credit. On March 31, 2004, the Company borrowed an additional $300,000 on the line. The proceeds were invested in the Bank in the form of additional paid-in capital. Please refer to Note 4 and the discussion beginning on page 18 of this report, under the caption "Liquidity and Capital Resources," for additional information.

Total shareholders' equity increased $135,559, to $8,748,214 at March 31, 2004, from $8,612,655 at December 31, 2003. This increase was due to our net income of $136,439 for the first three months of 2004, offset by the slight decrease in the fair value of available-for-sale securities, net of tax, of $880.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2004

RESULTS OF OPERATIONS

Net income for the first three months of 2004 was up $1,388, to $136,439, from the $135,051 earned in the same period in 2003.

While net interest income increased $109,100 or 13.2% to $935,190, from $826,080 in the first quarter of the previous year, noninterest expenses increased $79,628 or 12.3% in the same period.

The increase in net interest income is attributable to both loan growth and to lower interest rates paid on deposits. However, the effects of these positive factors were partially offset by lower yields on loans and other interest-earning assets, as well as the increase in interest-bearing deposit balances. Interest income increased $208,260, or 17.3% when comparing the three months ended March 31, 2004 with the same period in 2003. Interest expense, however, increased $99,150 or 26.1% when comparing the same periods.

Interest and fee income on loans for the first three months of 2004 was $1,385,573, up 19.1% from $1,162,961 in the first three months of 2003. Interest income from securities and short-term funds decreased to $29,284 through the first three months of 2004, from $43,636 in the same period in 2003. The decrease in 2004 was primarily due to lower average balances in both Federal funds and securities in 2004 than in 2003, as well as lower interest rates on both securities and Federal funds sold.

Total interest expense was $479,667 for the first three months of 2004, compared to $380,517 in the same period of 2003. Interest on deposits increased $90,476, or 26.1%, to $437,551 in the first three months of 2004, from $347,075 in the same period last year. The increase in deposit interest expense was due to higher balances in interest-bearing deposits, slightly offset by decreases in the average interest rates paid on those deposits. New deposits have been acquired at lower interest rates than maturing deposits. Interest on borrowings was $42,116 year-to-date in 2004, compared to $33,442 in the same period in 2003. This increase is due to the additional Federal Home Loan Bank borrowing in March as discussed in the "Financial Condition" section of this report.

Although net interest income has improved, the net interest margin has been decreasing. In the first quarter of 2004, the net interest margin was 3.62%, down when compared with 4.06% in the first quarter of 2003.

The yield on earning assets has continued to decrease each quarter, reflecting overall interest rate decreases, the scheduled repricing of existing loans, new loans being booked at current, lower rates, and competitive factors in our market area. In the first quarter of 2004, the yield on loans was 5.66%, down from 5.93% in the first quarter of 2003.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2004

RESULTS OF OPERATIONS (CONTINUED)

In the first quarter of 2004, the cost of interest-bearing deposits was 2.11%, down from 2.19% in the first quarter of 2003. The overall cost of interest-bearing funds (deposits and borrowings) was 2.20% in the first quarter of 2004, compared with 2.28% in the same quarter of 2003.

The net interest margin has been impacted by our strategy, beginning in the second quarter of 2002, to obtain longer-term funding. (See the discussion of "Interest Rate Sensitivity" later in this section.) These funds have provided additional liquidity but have had a negative effect on the net interest margin in that excess funds were invested in lower-yielding Federal funds sold until they could be deployed in higher-yielding loans. Also, these longer-term funds are more expensive than short-term funding, which negatively impacts the net interest margin.

In the first three months of 2004, the provision for probable loan losses was $63,400, compared to $50,000 in the same period of 2003.

At March 31, 2004 and December 31, 2003, loans totaling $1,115,879 and $1,126,175, respectively, were in nonaccrual status (i.e., on which no interest income is being recorded). There were no other loans more than 90 days past due. $153,168 and $153,735 of the nonaccrual loans were guaranteed by the Small Business Administration as of March 31, 2004 and December 31, 2003.

Our determination of the appropriate level of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which we believe are representative of the probable loss experience of the Bank. Other factors we consider include the composition of the loan portfolio, current economic conditions, the creditworthiness of our borrowers and other related factors. The provision for loan losses has been impacted by the rapid loan growth we have experienced, as well as the effects of the loan portfolio maturing. Management and the Board believe the allowance for loan losses at March 31, 2004, is adequate to absorb probable losses in the loan portfolio.

Total noninterest income for the first three months of 2004 was $61,692, down $15,089 or 19.7% from $76,781 for the same period in 2003. The primary reason for the decrease was the decrease in gains on the sales of mortgage loans. In mid-2003, we changed the way we provide mortgage services to our customers. Prior to that time, we originated, closed and sold long-term fixed rate mortgages and the related servicing and recorded a gain on the sale. However, we expect mortgage volume to decrease as longer-term interest rates have stabilized and a significant proportion of mortgage-holders have already refinanced their mortgages. As a result, in mid-2003 we changed the way we operate our mortgage lending area. We have developed an arrangement with an outside entity so that our employee meets with prospective borrowers, takes the mortgage

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2004

RESULTS OF OPERATIONS (CONTINUED)

application, and provides certain additional services before referring the applicant to the other company to complete the loan. We earn a fee from the other entity for providing these mortgage processing services. This change allows us to offer a much wider range of mortgage programs and products to our customers, while reducing the overhead associated with the mortgage lending function. In the first quarter of 2004, these fees amounted to $5,100, and they are included in "other noninterest income."

Service charges on deposit accounts have increased, to $29,004 year-to-date in 2004, compared to $24,004 in the same period of 2003, an increase of 20.8%. This is mainly due to an increased number of checking accounts, and the increased collection of fees for overdrafts and insufficient funds on checking accounts.

"Other" noninterest income includes fee income from the bank's credit card and ATM programs, which have increased over last year due to higher activity in both programs and our changing the company that processes our ATM and debit card transactions. Also, as discussed above, the Bank purchased a cash-value life insurance policy on its Chief Executive Officer in the second quarter of 2003. In the first quarter of 2004, we recorded an increase in the cash surrender value of $5,013.

Noninterest expenses were $727,866 for the first three months of 2004, an increase of $79,628 or 12.3% over the $648,238 for the same period of 2003. The primary component of noninterest expense is salaries and employee benefits, which amounted to $396,147, or 54.4% of noninterest expense in the first quarter of 2004. Salaries and benefits were $340,478, or 52.5% of noninterest expense, in the same period of 2003. The increase of $55,669 was attributable to increased staffing, primarily in the commercial lending area, and the increased cost of employee benefits. Other noninterest expenses were fairly level when comparing the first quarter of 2004 with the same period in 2003.

Total "other" noninterest expenses in the first three months of 2004 and 2003 consisted of the following:

                                                      Three months ended
                                                           March 31,
                                                    2004               2003
                                                    ----               ----
Marketing and advertising                      $      11,440      $        8,769
Loan expenses                                         12,487               6,291
Insurance                                             10,503              10,602
Travel and entertainment                               9,843              10,144
Telephone                                              5,888               6,571
Other                                                 13,941              11,571
                                               -------------      --------------
                                               $      64,102      $       53,948
                                               =============      ==============

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2004

RESULTS OF OPERATIONS (CONTINUED)

We expect that noninterest expenses will increase significantly over the next several quarters as start-up costs for the new Brecksville location are incurred. Prior to its opening, there will be costs for staff who will be hired pre-opening for training, as well as for marketing and advertising, public relations and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability to fund loan demand, meet deposit customers' withdrawal needs and provide for operating expenses. As summarized in the Consolidated Statements of Cash Flows, the main sources of cash flows are receiving deposits from customers, and to a lesser extent, proceeds from FHLB advances and borrowings, repayment of loan principal and interest income on loans and investments.

Assets available to satisfy our liquidity needs include cash and due from banks, federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets were $11,786,000 at March 31, 2004, compared to $8,023,000 at December 31, 2003.

To the extent that loan demand has outpaced local deposit growth, we have used other sources of funding, including national market CDs and Federal Home Loan Bank advances (as previously discussed). Other potential sources of liquidity include selling securities from the securities portfolio, selling loans, obtaining additional Federal Home Loan Bank advances, purchasing federal funds, issuing repurchase agreements, and obtaining brokered deposits.

As discussed above, total shareholders' equity increased $135,559, to $8,748,214 at March 31, 2004 from $8,612,655 at December 31, 2003. The increase was due to the net income of $136,439, slightly offset by the decrease in the fair value of available-for-sale securities of $880, net of tax.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2004

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

At March 31, 2004 and December 31, 2003, Western Reserve Bank's risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board's prompt corrective action guidelines were as follows:

                                                                                                    Minimum to
                                                                   Western Reserve Bank           be considered
                                                              March 31,          December 31,          well-
                                                                2004                 2003          capitalized
                                                                ----                 ----          -----------
Tier 1 "core" capital to risk-weighted assets                    7.8%                 7.7%              6.0%
Total capital to risk-weighted assets                           10.5                 10.6              10.0%
Tier 1 leverage ratio                                            7.4                  7.1               5.0%

We have grown rapidly in our five-year history, and continued rapid growth has required us to consider capital strategies to support that growth. We have evaluated the growth trends and alternative mechanisms for supporting that growth. Some of the options that management and the Board considered included selling more common stock, issuing trust preferred securities, or borrowing through a line of credit.

After evaluating all of the options, in May 2003 we obtained a $3,000,000 line of credit from a regional bank outside of our market area. Under this plan, the Company can borrow against the line of credit and then downstream capital as needed to the Bank in order to maintain the Bank's capital levels above the well-capitalized minimums. Factors that the Board and management considered in choosing to use a line of credit include that this approach does not dilute current shareholders' positions, and interest rates are extremely favorable at this time. This line carries an interest rate of 0.75% below the prime rate, and has a term of two years. Interest payments are due monthly, with the principal due at maturity. The debt is secured by the common stock of the Bank. By borrowing against the line of credit and then investing the funds into the Bank as capital, we are able to manage the Bank's capital ratios. As of March 31, 2004, the Company had borrowed $800,000 under the line of credit, and invested the proceeds in the Bank in the form of additional paid-in capital.

Management and the Board have been evaluating selected growth opportunities for over a year. In October 2003, the Bank submitted an application to the Ohio Division of Financial Institutions and the Federal Reserve Board for permission to establish a banking office in Brecksville, Ohio. We received approval in December 2003, and plans to open the office are proceeding. We expect that the Brecksville office will open in September 2004. We expect that there will be a negative impact on earnings during the early years of the new office's operations, until it grows to a size that can cover its overhead.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2004

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

In conjunction with our continuing growth in Medina as well as the expected future growth of the Brecksville location, we expect to raise additional capital in mid-2004 through a common stock offering.

In October 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. We filed a Form S-8 Registration Statement with the SEC on April 1, 2004, and the Plan became effective on that date. Under this Plan, each of our employees is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions. There are 5,000 shares of authorized but unissued shares of stock allocated to the Plan. Because the Plan has been registered with the SEC, there will be no restrictions on the resale of the stock, other than those applicable to "afffiliates" as defined in Rule 144 of the Securities and Exchange Commission.

INTEREST RATE SENSITIVITY

One of our objectives in managing the balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of interest rate sensitive assets with interest rate sensitive liabilities.

In the past few years, interest rates have decreased significantly, to levels not seen in over 40 years. In 2001, there were 11 interest rate decreases totaling 475 basis points. In 2002, rates seemed to have stabilized, and then there was another 50 basis point rate cut in November. Most recently, in June 2003, short-term rates were decreased by another 25 basis points.

As short-term rates have approached zero (the overnight Federal funds rate is currently 1.00%), already-low deposit rates cannot be reduced as quickly or as deeply as loan rates. This has caused downward pressure on most banks' net interest margins, including ours.

At year-end 2002, approximately 55.5% of the interest-bearing assets on our balance sheet matured or could reprice in one year or less. Nearly all of the interest-bearing liabilities were variable-rate core deposits. As of December 31, 2002, there were $44,355,000 of assets and $45,126,000 of liabilities that matured or could be repriced within one year. The one-year GAP ratio was 98.3%. Therefore, our balance sheet was in a balanced, or neutral, interest rate sensitivity position.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2004

INTEREST RATE SENSITIVITY (CONTINUED)

By mid-2002, we believed that rates were at or near their low point, and began to change our strategy to position the balance sheet to benefit when rates would begin to increase. In implementing this strategy, we made more loans tied to the prime rate, which would reprice higher when rates begin to rise, and, on the deposit side, emphasized longer-term CDs to lock in funding at the historically low rates. The immediate impact of this strategy was to give up some interest income, since variable rate loans are generally offered at a lower rate than fixed rate loans, and also to include additional interest expense, since we had to pay depositors a higher rate to accept longer-term deposits.

By year-end 2003, $74,010,000 of assets and $59,153,000 of liabilities matured or could be repriced in one year. Thus the asset sensitivity, or GAP, in the balance sheet had increased significantly, to $14,857,000, or 125.1%. As of March 31, 2004, the one-year GAP has decreased slightly, to 124.6%, but still remains in a strongly asset-sensitive position.

While this strategy will benefit our net interest income in a rising rate environment, in the short term, the effect has been to compress the net interest margin.

CRITICAL ACCOUNTING POLICIES

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and recoveries and decreased by charge-offs. Management estimates the allowance balance by considering the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the loan balance cannot be collected. Management considers various factors, including portfolio risk, economic environment and loan delinquencies, when determining the level of the provision for loan losses. Loan quality is monitored on a monthly basis by management and at least annually by an independent third party. Given the fact that the Company began operations in 1998, there is not sufficient historical data on the loan portfolio to identify consistent or significant trends in loan losses.

                          WESTERN RESERVE BANCORP, INC.
                             CONTROLS AND PROCEDURES
                                 MARCH 31, 2004

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                                 MARCH 31, 2004

                           PART II--OTHER INFORMATION

Items 1 - 5 are not applicable.

Item 6 - Exhibits and Reports on Form 8-K:

         (a) Exhibits

EXHIBIT
 NUMBER                                        DESCRIPTION
-------       --------------------------------------------------------------------------------------
  3.1         Articles of Incorporation of Western Reserve Bancorp, Inc.                                *
  3.2         Code of Regulations of Western Reserve Bancorp, Inc.                                      *
  4.1         Stock Certificate of Western Reserve Bancorp, Inc.                                        *
 10.1         Employment Agreement of Edward J. McKeon, Dated December 14, 2001                         *
 10.2         Lease Agreement by and between Michael Rose DBA Washington Properties and Western
              Reserve Bancorp, Inc.                                                                     *
 10.3         Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of April    *
              20, 2000
 10.4         Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June      *
              18, 2001, as amended February 20, 2002
 10.5         Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June    *
              18, 2001, as amended February 20, 2002
 10.6         Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May     *
              5, 2003
 10.7         Western Reserve Bank Supplemental Executive Retirement Plan, dated May 15, 2003           *
 10.8         Western Reserve Bancorp, Inc. Employee Stock Purchase Plan                                *
  11          Earnings per Share
 31.1         Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon,
              President and Chief Executive Officer
 31.2         Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior
              Vice President and Chief Financial Officer
 32.1         Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon,
              President and Chief Executive Officer
 32.2         Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior
              Vice President and Chief Financial Officer

* Previously filed and incorporated herein by reference.

         (b) No current reports on Form 8-K were filed by the Company during the quarter ended March 31, 2004.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Western Reserve Bancorp, Inc.

Date: May 11, 2004                 By: /s/ Edward J. McKeon
                                   Edward J. McKeon
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

                                   /s/ Cynthia A. Mahl
                                   Cynthia A. Mahl
                                   Senior Vice President/Chief Financial Officer (Principal Financial Officer)