Form 10QSB
period 2004-06-30
WESTERN RESERVE BANCORP INC
filed 2004-08-13
CIK 1051473

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 333-43361

                         WESTERN RESERVE BANCORP, INC.
                         ------------------------------
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

                             397,428 common shares
                             ---------------------
              (number of shares outstanding as of August 9, 2004)

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         WESTERN RESERVE BANCORP, INC.
                                  FORM 10-QSB
                          QUARTER ENDED JUNE 30, 2004

                                                                                       Page
PART I--FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of June 30, 2004
              and December 31, 2003                                                      3

           Consolidated Statements of Income for the three months
              and six months ended June 30, 2004 and 2003                                4

           Consolidated Statements of Comprehensive Income for the three months
              and six months ended June 30, 2004 and 2003                                5

           Consolidated Statements of Cash Flows for the
              six months ended June 30, 2004 and 2003                                    6

           Notes to Consolidated Financial Statements                                    7

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             12

ITEM 3     CONTROLS AND PROCEDURES                                                      24

PART II -- OTHER INFORMATION                                                            25

SIGNATURES                                                                              28

                         WESTERN RESERVE BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                June 30,         December 31,
                                                                  2004              2003
                                                             -------------      -------------
Assets
      Cash and due from financial institutions               $   2,543,191      $   2,186,363
      Federal funds sold and other short-term funds              7,427,000          4,103,000
                                                             -------------      -------------
           Cash and cash equivalents                             9,970,191          6,289,363

      Securities available for sale                              1,600,410          1,733,762

      Loans                                                    102,536,740         95,548,286
      Allowance for loan losses                                 (1,596,538)        (1,502,688)
                                                             -------------      -------------
           Loans, net                                          100,940,202         94,045,598

      Federal Reserve Bank stock                                   198,300            189,300
      Federal Home Loan Bank stock                                 273,100            195,300
      Premises and equipment, net                                  768,200            675,404
      Accrued interest receivable and other assets               1,437,486          1,187,821
                                                             -------------      -------------
                Total Assets                                 $ 115,187,889      $ 104,316,548
                                                             =============      =============
Liabilities and Shareholders' Equity
Deposits
      Noninterest-bearing                                    $  11,416,208      $   9,559,885
      Interest-bearing                                          89,735,231         82,220,372
                                                             -------------      -------------
           Total deposits                                      101,151,439         91,780,257
Federal Home Loan Bank advances                                  4,000,000          3,200,000
Other borrowings                                                   800,000            500,000
Accrued interest payable and other liabilities                     233,975            223,636
                                                             -------------      -------------
           Total Liabilities                                   106,185,414         95,703,893

Shareholders' equity
      Common stock, without par value, $1 stated value:
           750,000 shares authorized; 388,278 and
           388,052 shares issued and outstanding as of
           June 30, 2004 and December 31, 2003                     388,278            388,052
      Additional paid-in capital                                 7,564,399          7,557,845
      Common stock subscribed (1,750 shares)                        52,500                  -
      Retained earnings                                            999,357            654,171
      Accumulated other comprehensive income (loss)                 (2,059)            12,587
                                                             -------------      -------------
           Total Shareholders' Equity                            9,002,475          8,612,655
                                                             -------------      -------------
                Total Liabilities and Shareholders' Equity   $ 115,187,889      $ 104,316,548
                                                             =============      =============

See accompanying notes to consolidated financial statements.

                         WESTERN RESERVE BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                            Three months ended June 30,       Six months ended June 30,
                                               2004            2003              2004           2003
                                            -----------     -----------       -----------   -----------
Interest income
     Loans, including fees                  $ 1,450,505     $ 1,233,541       $ 2,836,078   $ 2,396,502
     Securities                                  20,981          21,798            42,534        55,072
     Federal funds sold and other
        short-term funds                         14,759          16,401            22,490        26,763
                                            -----------     -----------       -----------   -----------
                                              1,486,245       1,271,740         2,901,102     2,478,337
Interest expense
     Deposits                                   445,840         375,065           883,391       722,140
     Borrowings                                  60,342          33,802           102,458        67,244
                                            -----------     -----------       -----------   -----------
                                                506,182         408,867           985,849       789,384
                                            -----------     -----------       -----------   -----------
         Net interest income                    980,063         862,873         1,915,253     1,688,953
Provision for Loan Losses                        30,450         105,200            93,850       155,200
                                            -----------     -----------       -----------   -----------
         Net interest income after
            provision for loan losses           949,613         757,673         1,821,403     1,533,753
Noninterest Income
     Service charges on deposit accounts         29,937          27,648            58,941        51,652
     Net gains on sales of loans                 45,404          26,953            46,896        61,969
     Other                                       36,502          16,072            67,698        33,833
                                            -----------     -----------       -----------   -----------
                                                111,843          70,673           173,535       147,454
Noninterest expense
     Salaries and employee benefits             399,878         361,759           796,025       702,237
     Premises and equipment, net                101,910          99,072           197,682       193,627
     Data processing                             58,760          55,674           115,733       110,221
     Professional fees                           53,661          48,723           109,938       102,465
     Taxes other than income and payroll         23,031          20,268            47,263        41,109
     Community and shareholder relations
         and contributions                       23,237          23,868            41,059        36,445
     Supplies, printing and postage              14,528          14,638            31,069        32,188
     Other                                       70,950          59,902           135,052       113,850
                                            -----------     -----------       -----------   -----------
                                                745,955         683,904         1,473,821     1,332,142
                                            -----------     -----------       -----------   -----------
Income before income taxes                      315,501         144,442           521,117       349,065
Income tax expense                              106,754          49,915           175,931       119,487
                                            -----------     -----------       -----------   -----------
Net income                                  $   208,747     $    94,527       $   345,186   $   229,578
                                            ===========     ===========       ===========   ===========

Average shares outstanding (basic)              388,054         388,052           388,053       388,052
                                            ===========     ===========       ===========   ===========
Average shares outstanding (diluted)            399,558         397,343           398,451       397,343
                                            ===========     ===========       ===========   ===========

Basic income per share                      $      0.54     $      0.24       $      0.89   $      0.59
                                            ===========     ===========       ===========   ===========
Diluted income per share                    $      0.52     $      0.24       $      0.87   $      0.58
                                            ===========     ===========       ===========   ===========

See accompanying notes to consolidated financial statements.

                         WESTERN RESERVE BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                 Three months ended June 30,      Six months ended June 30,
                                                     2004           2003            2004           2003
                                                 -----------    ------------      ----------   ------------
Net income                                       $   208,747    $     94,527      $  345,186   $    229,578
Other comprehensive income, net of tax:
      Unrealized gains/(losses) on securities
           arising during the period                 (13,766)            (39)        (14,646)        (7,893)

                                                 -----------    ------------      ----------   ------------
Comprehensive income                             $   194,981    $     94,488      $  330,540   $    221,685
                                                 ===========    ============      ==========   ============

See accompanying notes to consolidated financial statements.

                         WESTERN RESERVE BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Six months ended June 30,
                                                           2004             2003
                                                        -----------      -----------
Cash flows from operating activities
      Net income                                        $   345,186      $   229,578
      Adjustments to reconcile net income to
        net cash from operating activities:
           Provision for loan losses                         93,850          155,200
           Depreciation                                      46,713           66,984
           Net amortization of securities                     6,600            8,993
           Loans originated for sale                     (1,700,436)      (6,494,618)
           Proceeds from sales of loan originations       1,747,332        6,644,707
           Gains on sales of loans                          (46,896)         (61,969)
           Federal Home Loan Bank stock dividends            (4,600)          (3,600)
           Net change in:
              Interest receivable                           (28,702)          22,564
              Interest payable                                9,015           12,636
              Other assets                                 (219,902)         (77,755)
              Other liabilities                               7,808          (79,962)
                                                        -----------      -----------
              Net cash from operating activities            255,968          422,758

Cash flows from investing activities
      Available for sale securities:
           Maturities, repayments and calls                 104,561        1,452,202
      Purchase of Federal Reserve Bank stock                 (9,000)          (3,200)
      Purchase of Federal Home Loan Bank stock              (73,200)               -
      Net increase in loans                              (6,988,454)      (9,423,330)
      Purchases of premises and equipment                  (139,509)         (57,242)
      Purchase of bank-owned life insurance                       -         (500,000)
                                                        -----------      -----------
           Net cash from investing activities            (7,105,602)      (8,531,570)

Cash flows from financing activities
      Net increase in deposits                            9,371,182        9,080,126
      Net change in short-term borrowings                         -          138,215
      Proceeds from Federal Home Loan Bank advances       2,500,000                -
      Repayments of Federal Home Loan Bank advances      (1,700,000)               -
      Proceeds from long-term borrowings                    300,000                -
      Cash received for stock subscriptions                  52,500                -
      Cash received from Employee Stock Purchase Plan         6,780                -
                                                        -----------      -----------
           Net cash from financing activities            10,530,462        9,218,341
                                                        -----------      -----------

Change in cash and cash equivalents                       3,680,828        1,109,529
Cash and cash equivalents at beginning of period          6,289,363        3,926,735
                                                        -----------      -----------
Cash and cash equivalents at end of period              $ 9,970,191      $ 5,036,264
                                                        ===========      ===========
Supplemental cash flow information:
      Interest paid                                     $   976,834      $   776,748
      Income taxes paid                                     301,000          211,000

See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

The Company began an intrastate common stock offering on May 15, 2004, for up to 83,333 shares at $30.00 per share. In conjunction with our upcoming expansion to Brecksville, the offering was limited to residents of Brecksville and surrounding communities through July 15. As of June 30, we had received subscriptions for 1,750 shares. The remaining shares are being offered to any resident of the State of Ohio, and the offering is expected to close on September 15. However, we have reserved the right to extend the offering until no later than November 30, or to close the offering earlier than September 15. As of August 9, 22,767 shares have been subscribed. Shares of stock purchased in this offering may not be resold outside of the State of Ohio for a period of nine months after issuance.

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

Use of Estimates in Preparation of Financial Statements: In preparing financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. Areas involving the use of management's estimates and assumptions include the

                         WESTERN RESERVE BANCORP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                        Three months ended June 30,  Six months ended June 30,
                                             2004         2003        2004          2003
                                             ----         ----        ----          ----
Net income as reported                     $ 208,747    $ 94,527   $ 345,186     $ 229,578
Deduct: stock based
   compensation expense
   determined under fair value
   based method                               (2,115)    (18,605)     (4,231)      (37,210)
                                           ---------    --------   ---------     ---------
Pro forma net income                       $ 206,632    $ 75,922   $ 340,955     $ 192,368
                                           =========    ========   =========     =========
Basic earnings per share
   as reported                             $    0.54    $   0.24   $    0.89     $    0.59
Pro forma basic earnings
   per share                               $    0.53    $   0.20   $    0.88     $    0.50

Diluted earnings per share
   as reported                             $    0.52    $   0.24   $    0.87     $    0.58
Pro forma diluted earnings
   per share                               $    0.52    $   0.19   $    0.86     $    0.48

                         WESTERN RESERVE BANCORP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2004

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

In June 2003, options to purchase a total of 1,000 shares of stock at $26.00 per share were granted to two non-executive employees. In December 2003, one non-executive employee was granted an option to purchase 500 shares of stock at $26.00 per share. No options have been granted in 2004.

Bank-Owned Life Insurance: The Bank has purchased a life insurance policy on a key executive. Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized, and is included in other assets on the consolidated balance sheet.

Earnings per Common Share: Basic earnings per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Stock options for 9,618 shares of common stock were not considered in computing diluted earnings per common share in either period because they were antidilutive.

Reclassifications: For comparative purposes, certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

                         WESTERN RESERVE BANCORP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2004

NOTE 2 - LOANS

Loans at June 30, 2004 and December 31, 2003, were as follows:

                                              June 30,       December 31,
                                                2004            2003
                                                ----            ----
Commercial real estate                      $  50,523,270   $ 49,695,518
Commercial business                            17,476,048     16,134,023
Commercial lines of credit                     17,508,450     13,243,461
Commercial construction                         4,503,560      5,126,269
Home equity                                     9,338,637      8,415,148
Residential mortgage
   and construction                             1,504,318      1,390,523
Consumer installment                            1,406,979      1,248,743
Credit card and other                             275,478        294,601
                                            -------------   ------------
                                            $ 102,536,740   $ 95,548,286
                                            =============   ============

Activity in the Allowance for Loan Losses for the six months ended June 30, 2004 and 2003, was as follows:

                                             Six months ended June 30,
                                                2004            2003
                                                ----            ----
Beginning balance                           $   1,502,688   $  1,042,309
Loans charged off                                      --             --
Recoveries                                             --          1,438
Provision for loan losses                          93,850        155,200
                                            -------------   ------------
Ending balance                              $   1,596,538   $  1,198,947
                                            =============   ============

At June 30, 2004 and December 31, 2003, loans totaling $1,405,285 and $1,126,175 were in nonaccrual status. There were no other loans more than 90 days past due. Of the nonaccrual loans as of June 30, 2004, $844,671 were less than 30 days past due.

                         WESTERN RESERVE BANCORP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2004

NOTE 3 - DEPOSITS

Deposits at June 30, 2004 and December 31, 2003, were as follows:

                                              June 30,      December 31,
                                                2004            2003
                                                ----            ----
Noninterest-bearing demand                  $  11,416,208   $  9,559,885
Interest-bearing demand                         6,670,180      6,392,660
Market Rate Savings                            29,898,733     26,444,694
Time under $100,000                            31,316,019     31,349,601
Time $100,000 and over                         21,850,299     18,033,417
                                            -------------   ------------
                                            $ 101,151,439   $ 91,780,257
                                            =============   ============

At June 30, 2004, the Bank had $23,002,000 in national market certificates of deposit, primarily in amounts of $99,000. As of December 31, 2003, the Bank had $23,292,000 in national market CDs.

NOTE 4 -- FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At June 30, 2004 and December 31, 2003, advances from the Federal Home Loan Bank were as follows:

                                                         June 30,        December 31,
                                                           2004             2003
                                                           ----             ----
Maturing June 2004, fixed rate advance at 4.28%         $        --      $  1,700,000
Maturing October 2004, fixed rate advance at 4.15%        1,500,000         1,500,000
Maturing March 2009, fixed rate advance at 3.25%          2,500,000                --
                                                        -----------      ------------
                                                        $ 4,000,000      $  3,200,000
                                                        ===========      ============

Interest is payable monthly, and the advances are payable at their maturity dates, with prepayment penalties for early payment. The advances are collateralized by approximately $5,405,000 of loans secured by first mortgages on 1-4 family residential properties, multi-family properties and home equity lines of credit, and $273,100 of FHLB stock under a blanket lien agreement.

In May 2003, the Company entered into a line of credit agreement with another financial institution to obtain funding to provide capital to the Bank as needed. The line allows the Company to borrow up to $3,000,000 at 0.75% below the prime rate. The line matures on March 31, 2005 and is secured by 100% of the stock of the Bank. There are certain covenants on the line relating to the Company's and the Bank's operating performance and capital status, and the Bank and Company have remained in compliance with each of the covenants. As of June 30, 2004, the Company had borrowed $800,000 against the line of credit and invested the proceeds in the Bank as additional paid-in capital. As of December 31, 2003, the balance outstanding on the line of credit was $500,000.

                         WESTERN RESERVE BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 JUNE 30, 2004

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at June 30, 2004, to that of December 31, 2003, and the results of operations for the three months and six months ended June 30, 2004 and 2003. You should read this discussion in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Our total assets as of June 30, 2004 increased 10.4%, or $10,871,000, to $115,188,000, compared with $104,317,000 at December 31, 2003.

The primary reason for the growth in total assets was an increase in loans. Total loans at June 30, 2004, were $102,537,000, an increase of $6,988,000, or 7.3% when compared to $95,548,000 at December 31, 2003. Most of the net loan growth in the first six months of 2004 was in the commercial loan sector. This growth was spread over several categories, including commercial real estate loans, which increased approximately $828,000, commercial lines of credit, up $4,265,000, and commercial business loans, up $1,342,000. As of June 30, 2004, commercial loans totaled $90,011,000, or 87.8% of total loans.

Home equity lines of credit also increased, by $923,000, or 11.0%, primarily due to a promotion of home equity lines during the first quarter of 2004, as well as our efforts to cross-sell home equity lines when originating or refinancing first mortgage loans. At June 30, 2004, residential real estate and home equity loans totaled $10,843,000, or 10.6% of total loans, and consumer installment and credit card loans were $1,682,000, or 1.6% of the loan portfolio.

As of June 30, 2004 and December 31, 2003 no loans were classified as held for sale.

                         WESTERN RESERVE BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 JUNE 30, 2004

FINANCIAL CONDITION (CONTINUED)

We anticipate that loan demand will remain strong, especially in the commercial loan segment. The loan-to-deposit ratio as of June 30, 2004, was 101.4%, compared to 104.1% at December 31, 2003, and the loan-to-assets ratio was 89.0% at June 30, 2004, compared to 91.6% at December 31, 2003. We expect that the loan-to-deposit ratio throughout the rest of 2004 will remain in the range of 100%-105% and the loan-to-assets ratio will be between 90% to 95%.

Of the total loans at June 30, 2004, approximately $94,516,000 or 92.2% are at a variable rate of interest, and $8,021,000 or 7.8% are fixed rate. Including scheduled principal repayments, $82,940,000, or 80.9%, of our loans mature or are scheduled to reprice within twelve months. Only $939,000 of total loan principal matures or reprices in more than five years.

Cash and cash equivalents increased $3,681,000 to $9,970,000 at June 30, 2004, from $6,289,000 at December 31, 2003. The increase is primarily a result of the increase in deposits, and provides additional liquidity.

As of June 30, 2004, we had $763,000 of U.S. government agency securities and $838,000 of mortgage-backed securities in the available-for-sale securities portfolio. As of June 30, 2004, the maturity dates of the agency securities ranged from November 2004 to May 2005.

In the second quarter of 2003, the Bank invested $500,000 in a single-premium cash-surrender value life insurance policy. The Chief Executive Officer is the named insured, and the Bank is the owner and sole beneficiary of the policy. This is a tax-advantaged investment in that the increases in cash surrender value and the eventual death benefit under the policy are not taxable income to the Bank. The income from this policy is intended to help offset the cost of providing a supplemental retirement plan for the Chief Executive Officer. As of June 30, 2004, the cash surrender value of the policy is $526,065.

Deposits increased to $101,151,000 at June 30, 2004, an increase of $9,371,000, or 10.2%, over the $91,780,000 at December 31, 2003. Deposits at June 30, 2004 consisted of $11,416,000 or 11.3% in noninterest-bearing demand deposits, $6,670,000 or 6.6% in interest-bearing NOW accounts, $29,899,000 or 29.6% in variable-rate savings and money market accounts (known as Market Rate Savings Accounts), $49,574,000 or 49.0% in time deposits, and $3,592,000 or 3.6% in
Individual Retirement Arrangements.

The mix of deposits has been shifting since early 2002. There are two primary reasons. First, as interest rates declined, depositors moved funds from our market rate savings product to seek higher yields in certificates of deposit. The market rate savings product is a liquid savings account that offers tiered rates which, at balances of $15,000 or more, are indexed to a national money-

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2004

FINANCIAL CONDITION (CONTINUED)

market average, plus 5 to 15 basis points. The weighted average cost of all market rate savings accounts during the first six months of 2004 was 0.91%. Market rate savings balances stabilized in the third quarter of 2003.

The second reason for the shift in the deposit mix is that we made the strategic decision in early 2002 to begin obtaining longer-term CD funding to lock in the historically low rates and to better match the repricing of our loans with our deposits. A large portion of our commercial loans is in real estate loans, and many have terms that fix the interest rate for three-year intervals. By obtaining three-, four- and five-year CDs, we were better able to "match" the repricing of our assets (loans) and liabilities (deposits). This was accomplished in part by obtaining national market CDs, primarily in increments of $99,000, with terms ranging from two years to five years, and rates ranging from 1.80% to 5.25%. At June 30, 2004, there were $23,002,000 of national market CDs, with a weighted average rate of 3.27%, and a weighted average remaining maturity of 19.9 months. At December 31, 2003, we had $23,292,000 in national market CDs.

We have obtained additional funding through the Federal Home Loan Bank. Most recently, we obtained a $2,500,000, five-year fixed rate advance on March 11, 2004. The interest rate is 3.25%, and the advance matures on March 10, 2009. In December 2001 we obtained an advance of $1,700,000 at a fixed rate of 4.28% that matured on June 30, 2004, and that we repaid on that date. In April 2002 we obtained an advance of $1,500,000 at a 4.15% fixed rate. This advance matures on October 30, 2004. Interest is payable monthly, and the advances are payable at their maturity dates, with prepayment penalties for early payment. The advances are collateralized by approximately $5,405,000 of loans secured by first mortgages on 1-4 family residential properties, multi-family properties and home equity lines of credit, and $273,100 of FHLB stock under a blanket lien agreement.

In the second quarter of 2003, the Company obtained a $3,000,000 line of credit from an unaffiliated bank. At the end of the third quarter 2003, the Company borrowed $500,000 from this line of credit. On March 31, 2004, the Company borrowed an additional $300,000 on the line. The proceeds were invested in the Bank in the form of additional paid-in capital. Please refer to Note 4 and the discussion beginning on page 20 of this report, under the caption "Liquidity and Capital Resources," for additional information.

On May 15, 2004, the Company began an intra-state offering of its common stock. The offering is open exclusively to residents and businesspeople in Brecksville and adjacent communities through July 15, 2004. After that date, any remaining shares will be available to anyone in the state of Ohio, including current shareholders. As of June 30, 2004, subscriptions for 1,750 shares at $30.00 per share had been received.

                         WESTERN RESERVE BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 JUNE 30, 2004

FINANCIAL CONDITION (CONTINUED)

Total shareholders' equity increased $389,820, to $9,002,475 at June 30, 2004, from $8,612,655 at December 31, 2003. This increase was due to our net income of $345,186 for the first six months of 2004, the $52,500 in stock subscriptions received through June 30, and $6,780 in common stock purchased by our employees through the Employee Stock Purchase Plan. These increases were offset slightly by the decrease in the fair value of available-for-sale securities, net of tax, of $14,646.

RESULTS OF OPERATIONS

Net income for the first six months of 2004 was $345,186, compared to $229,578 in the same period in 2003. This is an increase of $115,608 or 50.4% over the same period in the prior year. In the second quarter of 2004, net income was $208,747, compared to $94,527 in the second quarter of 2003. This represents an increase of $114,220, or 120.8% over the same quarter last year. The primary reasons for the increases in both the quarter and year-to-date net income were an increase in net interest income, a decrease in the provision for loan losses, and an increase in noninterest income, offset somewhat by an increase in noninterest expenses. The increases in noninterest expense were mainly in salaries and employee benefits, which is discussed in further detail on page 19.

Net interest income before the provision for loan losses improved in both the second quarter and first half of 2004 over the comparable periods in 2003. In the first six months of 2004, net interest income before the provision was $1,915,253, an increase of $226,300 or 13.4% over the $1,688,953 earned in the first half of 2003. When comparing the second quarters, net interest income was $980,063 in 2004, up 13.6% or $117,190 from the $862,873 recorded in the second quarter of 2003.

The increase in net interest income is attributable to both loan growth and to lower interest rates paid on deposits. However, the effects of these positive factors were partially offset by lower yields on loans and other interest-earning assets, as well as the increase in interest-bearing deposit balances.

Total interest income increased $422,765 or 17.1% when comparing the six months ended June 30, 2004 with the same period in 2003. Interest expense increased $196,465 or 24.9% when comparing the same periods. For the second quarter, interest income was up $215,404, or 16.9% when comparing 2004 with 2003.

                         WESTERN RESERVE BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 JUNE 30, 2004

RESULTS OF OPERATIONS (CONTINUED)

Interest and fee income on loans for the first six months of 2004 was $2,836,078, up $439,576 or 18.3% from $2,396,502 in the first half of the prior year. For the second quarter, loan income was up 17.6%, or $216,964, to $1,450,505 in 2004 vs. $1,233,541 in 2003.

Interest income from securities and short-term funds decreased to $65,024 year-to-date in 2004, from $81,835 for the same period of 2003. The decrease in 2004 was primarily due to lower rates on both securities and Federal funds sold, as well as lower average balances in securities in 2004 than in 2003.

Interest expense totaled $985,849 for the first six months of 2004, compared to $789,384 in the same period of 2003. Interest on deposits increased $161,251, or 22.3%, to $883,391 in the first half of 2004, from $722,140 in the same period last year. The increase in deposit interest expense was due to higher balances in interest-bearing deposits, somewhat offset by decreases in the average rates paid on those deposits, and new deposits that have been acquired at lower interest rates than maturing deposits. In the second quarter, interest expense increased $97,315 or 23.8%, from the $408,867 in 2003 to the $506,182 in 2004.

Interest on borrowings was $102,458 in the first six months of 2004, up $35,214 or 52.4% when compared to the same period in 2003. This is due to increased borrowings from the Federal Home Loan Bank, and the $10,680 in interest expense on the Holding Company's line of credit in 2004, compared to $0 in the same period of 2003. In the second quarter, interest on borrowings was $60,342 in 2004, compared to $33,802 in 2003. This represents an increase of $26,540 or 78.5%, again due to FHLB advances and the Holding Company line of credit.

Although net interest income has increased, the net interest margin has been decreasing. In the second quarter of 2004, the net interest margin was 3.54%, down from 3.62% in the first quarter of 2004. In the second quarter of 2003, the net interest margin was 3.88%. In the first half of 2004, the net interest margin was 3.58%, down when compared with 3.97% in the same period in 2003.

The yield on earning assets has continued to decrease each quarter, reflecting overall interest rate decreases, the scheduled repricing of existing loans, new loans being booked at current, lower rates, and competitive factors in our market area.

In the second and first quarters of 2004, the yield on loans was unchanged at 5.66%, compared with 5.72% in the second quarter of 2003. In the first half 2004, the yield on loans was 5.66%, compared with 6.17% in the first six months of 2003.

                         WESTERN RESERVE BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 JUNE 30, 2004

RESULTS OF OPERATIONS (CONTINUED)

The overall cost of interest-bearing funds (deposits and borrowings) has also decreased in the first two quarters of 2004. In the second quarter, the cost of interest-bearing funds was 2.15%, down from 2.20% in the first quarter, and compared with 2.25% in the second quarter of 2003. The cost of interest bearing funds was 2.17% in the first six months of 2004, compared with 2.26% in the same period of 2003.

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

In the first six months of 2004, the provision for probable loan losses was $93,850, compared with $155,200 in the first half of 2003. The provision for loan losses in the second quarter of 2004 was $30,450, versus $105,200 in the second quarter of 2003.

At June 30, 2004 and December 31, 2003, loans totaling $1,405,285 and $1,126,175, respectively, were in nonaccrual status (i.e., on which no interest income is being recorded). There were no other loans more than 90 days past due. $152,232 and $153,735 of the nonaccrual loans were guaranteed by the Small Business Administration as of June 30, 2004 and December 31, 2003.

Our determination of the appropriate level of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which we believe are representative of the probable loss experience of the Bank. Other factors we consider include the composition of the loan portfolio, current economic conditions, the creditworthiness of our borrowers and other related factors. The provision for loan losses has been impacted by the rapid loan growth we have experienced, as well as the effects of the loan portfolio maturing. Management and the Board believe the allowance for loan losses at June 30, 2004, is adequate to absorb probable losses in the loan portfolio.

Total noninterest income for the first six month of 2004 was $173,535, up $26,081 or 17.7% compared to $147,454 in the same period of 2003. In the second quarter of 2004, noninterest income was $111,843, up $41,170 or 58.3% compared to the $70,673 in the second quarter of 2003.

                         WESTERN RESERVE BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 JUNE 30, 2004

RESULTS OF OPERATIONS (CONTINUED)

Service charges on deposit accounts have increased, to $58,941 year-to-date in 2004, compared to $51,652 in the same period of 2003, an increase of 14.1%. This is mainly due to an increased number of checking accounts, and the increased collection of fees for overdrafts and insufficient funds on checking accounts.

There has been a change in gains on sales of loans. In mid-2003, we changed the way we provide mortgage services to our customers. Prior to that time, we originated, closed and sold long-term fixed rate mortgages and the related servicing and recorded a gain on the sale. In the first half of 2003, we recorded $61,969 in gains on sales of mortgage loans. However, we expected mortgage volume to decrease as longer-term interest rates stabilized and a significant proportion of mortgage-holders had already refinanced their mortgages. As a result, we changed the way we operate our mortgage lending area. We have developed an arrangement with an outside entity so that our employee meets with prospective borrowers, takes the mortgage application, and provides certain additional services before referring the applicant to the other company to complete the loan. We earn a fee from the other entity for providing these mortgage processing services. This change allows us to offer a much wider range of mortgage programs and products to our customers, while reducing the overhead associated with the mortgage lending function. These fees amounted to $10,200 in the first six months of 2004 and are included in "other noninterest income."

In the second quarter of 2004, we sold two commercial real estate loans totaling $1,327,000 to enable the borrowers to lock in long-term fixed rates. As a result of these transactions, we realized gains of $43,062.

"Other" noninterest income includes fee income from the bank's credit card and ATM programs, which have increased over last year due to higher activity in both programs and our changing the company that processes our ATM and debit card transactions. Also, as discussed above, the Bank purchased a cash-value life insurance policy on its Chief Executive Officer in the second quarter of 2003. In the first six months of 2004 and 2003, we recorded increases in the policy's cash surrender value of $11,026 and $5,013, respectively. In the second quarter, the increases were $6,013 in 2004 and $5,013 in 2003.

                         WESTERN RESERVE BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 JUNE 30, 2004

RESULTS OF OPERATIONS (CONTINUED)

Noninterest expenses were $1,473,821 for the first six months of 2004, an increase of $141,679 or 10.6% over the $1,332,142 for the same period of 2003. The primary component of noninterest expense is salaries and employee benefits, which amounted to $796,025, or 54.0% of noninterest expense in the first six months of 2004. Salaries and benefits were $702,237, or 52.7% of noninterest expense, in the same period of 2003. The increase of $93,788, or 13.4%, was attributable to increased staffing, including the hiring of a Regional President for the planned Brecksville location and an additional loan officer in the commercial lending area, and the increased cost of employee benefits. Other noninterest expenses were fairly level when comparing the first half of 2004 with the same period in 2003. In the second quarter of 2004, noninterest expenses increased $62,051 or 9.1% when compared with the second quarter of 2003. The increases were primarily in salaries and employee benefits, up $38,119 or 10.5%.

Total other noninterest expenses in the first six months of 2004 and 2003 consisted of the following:

                                     Three months ended              Six months ended
                                          June 30,                        June 30,
                                   2004            2003             2004           2003
                                   ----            ----             ----           ----
Marketing and advertising       $   15,153      $    10,332      $    26,593    $      19,101
Loan expenses                        9,493            8,393           21,980           14,684
Insurance                           14,207            9,490           24,710           20,092
Travel and entertainment            11,475            8,464           21,318           18,608
Telephone                            6,104            6,706           11,992           13,277
Other                               14,518           16,517           28,459           28,088
                                ----------      -----------      -----------    -------------
                                $   70,950      $    59,902      $   135,052    $     113,850
                                ==========      ===========      ===========    =============

We expect that noninterest expenses will increase significantly over the next several quarters as start-up costs for the new Brecksville location are incurred. Prior to its opening, there will be costs for staff who will be hired pre-opening for training, as well as for marketing and advertising, public relations and other expenses. Through June 30, 2004, we have incurred approximately $51,000 of expense related to the Brecksville location.

                         WESTERN RESERVE BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 JUNE 30, 2004

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

Assets available to satisfy our liquidity needs include cash and due from banks, federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets were $11,571,000 at June 30, 2004, compared to $8,023,000 at December 31, 2003.

To the extent that loan demand outpaced local deposit growth, we have used other sources of funding, including national market CDs and Federal Home Loan Bank advances (as previously discussed). Other potential sources of liquidity include selling securities from the securities portfolio, selling loans, obtaining additional Federal Home Loan Bank advances, purchasing federal funds, issuing repurchase agreements, and obtaining brokered deposits.

As discussed above, total shareholders' equity increased $389,820, to $9,002,475 at June 30, 2004 from $8,612,655 at December 31, 2003. The increase was due to $345,186 of net income, $52,500 in proceeds from stock subscriptions received in the ongoing common stock offering and $6,780 from employee contributions to the Employee Stock Purchase Plan, offset by the decrease in the fair value of available-for-sale securities of $14,646, net of tax.

At June 30, 2004 and December 31, 2003, Western Reserve Bank's risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board's prompt corrective action guidelines were as follows:

                                                                                  Minimum to
                                                       Western Reserve Bank     be considered
                                                     June 30,    December 31,       well-
                                                       2004          2003        capitalized
                                                     --------    ------------   -------------
Tier 1 "core" capital to risk-weighted assets           7.8%          7.7%           6.0%
Total capital to risk-weighted assets                  10.5          10.6           10.0
Tier 1 leverage ratio                                   7.1           7.1            5.0

                         WESTERN RESERVE BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 JUNE 30, 2004

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

We have grown rapidly in our five and one-half year history, and continued rapid growth has required us to consider capital strategies to support that growth. We have evaluated the growth trends and alternative mechanisms for supporting that growth. Some of the options that management and the Board considered included selling more common stock, issuing trust preferred securities, or borrowing through a line of credit.

After evaluating all of the options, in May 2003 we obtained a $3,000,000 line of credit from a regional bank outside of our market area. Under this plan, the Company can borrow against the line of credit and then downstream capital as needed to the Bank in order to maintain the Bank's capital levels above the well-capitalized minimums. Factors that the Board and management considered in choosing to use a line of credit include that this approach does not dilute current shareholders' positions, and interest rates are extremely favorable at this time. This line carries an interest rate of 0.75% below the prime rate, and has a term of two years. Interest payments are due monthly, with the principal due at maturity. The debt is secured by the common stock of the Bank. By borrowing against the line of credit and then investing the funds into the Bank as capital, we are able to manage the Bank's capital ratios. As of June 30, 2004, the Company had borrowed $800,000 under the line of credit, and invested the proceeds in the Bank in the form of additional paid-in capital.

Management and the Board have been evaluating selected growth opportunities for over a year. In October 2003, the Bank submitted an application to the Ohio Division of Financial Institutions and the Federal Reserve Board for permission to establish a banking office in Brecksville, Ohio. We received approval in December 2003, and plans to open the office are proceeding. We expect that the Brecksville office will open in October 2004. We expect that there will be a negative impact on earnings during the early years of the new office's operations, until it grows to a size that can cover its overhead.

In conjunction with our continuing growth in Medina as well as the expected future growth of the Brecksville location, we have begun to raise additional capital through a common stock offering. This offering, which began on May 15, 2004, is for up to 83,333 additional common shares at an offering price of $30.00 per share, for a total of up to $2,499,990. As of June 30, 2004, subscriptions for 1,750 shares had been received. In order to encourage ownership and involvement in the Brecksville area, purchases of stock under the offering are limited to residents and business people in Brecksville and the immediately surrounding communities through July 15. After that date, any remaining shares will be available for purchase by anyone in the State of Ohio. Shares of stock purchased in the offering may not be resold for nine months after their issuance to anyone outside of the State of Ohio. As of August 9, we have received subscriptions for 22,767 shares of stock.

                         WESTERN RESERVE BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 JUNE 30, 2004

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

In October 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. We filed a Form S-8 Registration Statement with the SEC on April 1, 2004, and the Plan became effective on that date. Under this Plan, each of our employees is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions. There are 5,000 shares of authorized but unissued shares of stock allocated to the Plan. Because the Plan has been registered with the SEC, there will be no restrictions on the resale of the stock, other than those applicable to "affiliates" as defined in Rule 144 of the Securities and Exchange Commission. In the second quarter of 2004, employees purchased 226 shares of stock at $30.00 per share through the Plan.

INTEREST RATE SENSITIVITY

One of our objectives in managing the balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of interest rate sensitive assets with interest rate sensitive liabilities.

In the past few years, interest rates have decreased significantly, to levels not seen in over 40 years. In 2001, there were 11 interest rate decreases totaling 475 basis points. In 2002, rates seemed to have stabilized, and then there was another 50 basis point rate cut in November. Then, in June 2003, short-term rates were decreased by another 25 basis points.

As short-term rates approached zero (the overnight Federal funds rate was as low as 1.00%), already-low deposit rates could not be reduced as quickly or as deeply as loan rates. This has caused downward pressure on most banks' net interest margins, including ours.

At year-end 2002, approximately 55.5% of the interest-bearing assets on our balance sheet matured or could reprice in one year or less. Nearly all of the interest-bearing liabilities were variable-rate core deposits. As of December 31, 2002, there were $44,355,000 of assets and $45,126,000 of liabilities that matured or could be repriced within one year. Our one-year GAP ratio was 98.3%. Therefore, our balance sheet was in a balanced, or neutral, interest rate sensitivity position.

                         WESTERN RESERVE BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 JUNE 30, 2004

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

By year-end 2003, $74,010,000 of assets and $59,153,000 of liabilities matured or could be repriced in one year. Thus the asset sensitivity, or GAP, in the balance sheet had increased significantly, to $14,857,000, or 125.1%. As of June 30, 2004, the one-year GAP was 126.1%, and remains in a strongly asset-sensitive position.

While this strategy will benefit our net interest income in a rising rate environment, in the short term, the effect has been to compress the net interest margin.

On June 30, 2004, the Federal Reserve changed its outlook and increased its target overnight Federal funds rate by 25 basis points, to 1.25%. Provided the Federal Reserve continues its bias toward increasing interest rates, we should stand to benefit from an increase in our net interest margin.

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

                         WESTERN RESERVE BANCORP, INC.
                            CONTROLS AND PROCEDURES
                                 JUNE 30, 2004

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                         WESTERN RESERVE BANCORP, INC.
                                  FORM 10-QSB
                                 JUNE 30, 2004

                           PART II--OTHER INFORMATION

Items 1, 3 and 5 are not applicable.

Item 2 - Changes in Securities

      (c) The Company began an offering of up to 83,333 shares of its common stock on May 15, 2004. The offering was made first to persons that are residents of, operate businesses in, or otherwise have a connection to the City of Brecksville, Ohio and immediately surrounding communities. After July 15, 2004, the sale of any remaining shares will be opened to other residents of the State of Ohio. The offering price is $30.00 per share. As of June 30, 2004, 1,750 shares had been subscribed. Through August 9, a total of 22,767 shares have been subscribed. The offering is expected to conclude on September 15, 2004, but the Company has reserved the right to extend the offering through no later than November 30, 2004.

      The Company did not employ an underwriter or broker to sell the shares. Instead, the shares have been sold directly by the Company through its officers and directors without the payment of any commissions.

      The shares have been sold in reliance upon Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated thereunder solely to residents of the State of Ohio. A registration statement on Form 6(A)(1) was filed on May 3, 2004, with the Ohio Division of Securities pursuant to
      Section 1707.06(A)(1) of the Ohio Revised Code.

      Because of the requirements of Rule 147, the shares issued under the offering can not be sold outside of the State of Ohio for nine (9) months after issuance. The certificates representing the shares sold in the offering will bear a legend noting such restriction. A copy of the legend to be placed on the shares is attached hereto as Exhibit 4.2.

      The proceeds raised through the sale of the shares in the offering will be used for general corporate purposes. The majority of the proceeds will be used to augment the capital of Western Reserve Bank, the Company's wholly owned commercial bank subsidiary.

                         WESTERN RESERVE BANCORP, INC.
                                  FORM 10-QSB
                                 JUNE 30, 2004

Item 4 - Submission of Matters to a Vote of Security Holders

      The Annual Meeting of the shareholders of Western Reserve Bancorp, Inc. was held on April 28, 2004 in accordance with the notice of meeting and proxy statement mailed to shareholders. Each of the following Class I directors was elected to a three-year term ending in 2007: Roland H. Bauer, Dr. Bijay K. Jayaswal, P.M. Jones and Ray E. Laribee. A total of 252,521 shares were represented at the meeting. Mr. Jones and Mr. Laribee each received 252,121 votes "for" and 400 votes "withheld." Mr. Bauer received 250,851 votes "for" and 1,670 votes "withheld." Dr. Jayaswal received 250,621 votes "for" and 1,900 votes "withheld."

      Continuing directors whose terms end in 2005 are C. Richard Lynham, Edward
      J. McKeon, R. Hal Nichols and Rory H. O'Neil. Continuing directors whose terms end in 2006 are Michael R. Rose, Glenn M. Smith and Thomas A. Tubbs.

      No other matters were presented to the meeting.

Item 6 - Exhibits and Reports on Form 8-K:

      (a) Exhibits

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
  3.1        Articles of Incorporation of Western Reserve Bancorp, Inc.                 *
  3.2        Code of Regulations of Western Reserve Bancorp, Inc.                       *
  4.1        Stock Certificate of Western Reserve Bancorp, Inc.                         *
  4.2        Legend to be Placed on Certificates Representing Shares Issued in
             the Offering
 10.1        Employment Agreement of Edward J. McKeon, Dated December 14, 2001          *
 10.2        Lease Agreement by and between Michael Rose DBA Washington
             Properties and Western Reserve Bancorp, Inc.                               *
 10.3        Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and
             Restated as of April 20, 2000                                              *
 10.4        Agreement by and between Western Reserve Bancorp, Inc. and Brian K.
             Harr, dated June 18, 2001, as amended February 20, 2002                    *
 10.5        Agreement by and between Western Reserve Bancorp, Inc. and Cynthia
             A. Mahl, dated June 18, 2001, as amended February 20, 2002                 *
 10.6        Loan Agreement between Western Reserve Bancorp, Inc. and TCF
             National Bank, dated May 5, 2003                                           *
 10.7        Western Reserve Bank Supplemental Executive Retirement Plan, dated
             May 15, 2003                                                               *

* Previously filed and incorporated herein by reference.

Item 6 - Exhibits and Reports on Form 8-K:

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
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

      (b) Reports on Form 8-K

      May 4, 2004 -- Item 9 -- Western Reserve Bancorp, Inc. submitted a registration statement to the Ohio Division of Securities on Form 6(A)(1) for the registration by description of 83,333 of its common shares, no par value. The shares are being offered as part of an intrastate offering at the per share price of $30.00.

                         WESTERN RESERVE BANCORP, INC.
                                  FORM 10-QSB
                          QUARTER ENDED JUNE 30, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Western Reserve Bancorp, Inc.
                                           By:

Date: August 12, 2004                      /s/ Edward J. McKeon
                                           Edward J. McKeon
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                           /s/ Cynthia A. Mahl
                                           Cynthia A. Mahl
                                           Senior Vice President/Chief Financial
                                               Officer
                                           (Principal Financial Officer)