Form 10QSB
period 2004-09-30
WESTERN RESERVE BANCORP INC
filed 2004-11-12
CIK 1051473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

                              427,255 common shares
                              ---------------------
              (number of shares outstanding as of November 8, 2004)

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2004

                                                                                                              Page
PART I--FINANCIAL INFORMATION

ITEM 1           FINANCIAL STATEMENTS

                 Consolidated Balance Sheets as of September 30, 2004
                    and December 31, 2003                                                                       3

                 Consolidated Statements of Income for the three months
                    and nine months ended September 30, 2004 and 2003                                           4

                 Consolidated Statements of Comprehensive Income for the three months
                    and nine months ended September 30, 2004 and 2003                                           5

                 Consolidated Statements of Cash Flows for the nine months
                    ended September 30, 2004 and 2003                                                           6

                 Notes to Consolidated Financial Statements                                                     7

ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                              13

ITEM 3           CONTROLS AND PROCEDURES                                                                       28

PART II--OTHER INFORMATION                                                                                     29

SIGNATURES                                                                                                     31

                          WESTERN RESERVE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
                                                                            September 30,           December 31,
                                                                                 2004                   2003
                                                                            -------------           -------------
Assets
       Cash and due from financial institutions                             $   1,919,187           $   2,186,363
       Federal funds sold and other short-term funds                            3,340,000               4,103,000
                                                                            -------------           -------------
             Cash and cash equivalents                                          5,259,187               6,289,363

       Securities available for sale                                            1,537,561               1,733,762
       Loans held for sale                                                      1,947,506                       -

       Loans                                                                  104,163,486              95,548,286
       Allowance for loan losses                                               (1,783,338)             (1,502,688)
                                                                            -------------           -------------
             Loans, net                                                       102,380,148              94,045,598

       Federal Reserve Bank stock                                                 198,300                 189,300
       Federal Home Loan Bank stock                                               276,000                 195,300
       Premises and equipment, net                                                874,061                 675,404
       Accrued interest receivable and other assets                             1,433,761               1,187,821
                                                                            -------------           -------------
                        Total Assets                                        $ 113,906,524           $ 104,316,548
                                                                            =============           =============

Liabilities and Shareholders' Equity
       Deposits
             Noninterest-bearing                                            $  11,706,016           $   9,559,885
             Interest-bearing                                                  86,996,399              82,220,372
                                                                            -------------           -------------
                  Total deposits                                               98,702,415              91,780,257
       Federal Home Loan Bank advances                                          4,000,000               3,200,000
       Other borrowings                                                           800,000                 500,000
       Accrued interest payable and other liabilities                             127,723                 223,636
                                                                            -------------           -------------
                  Total Liabilities                                           103,630,138              95,703,893

       Shareholders' Equity
             Common stock, without par value, $1 stated value:
                  750,000 shares authorized; 427,255 and
                  388,052 shares issued and outstanding as of
                  September 30, 2004 and December 31, 2003                        427,255                 388,052
             Additional paid-in capital                                         8,662,613               7,557,845
             Common stock subscribed (3,433 shares)                               102,990                       -
             Retained earnings                                                  1,082,082                 654,171
             Accumulated other comprehensive income                                 1,446                  12,587
                                                                            -------------           -------------
                  Total Shareholders' Equity                                   10,276,386               8,612,655
                                                                            -------------           -------------
                        Total Liabilities and Shareholders' Equity          $ 113,906,524           $ 104,316,548
                                                                            =============           =============

See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                              Three months ended Sept. 30,      Nine months ended Sept. 30,
                                                 2004             2003             2004             2003
                                              ----------       ----------       ----------       ----------
Interest income
    Loans, including fees                     $1,503,673       $1,299,809       $4,339,751       $3,696,311
    Securities                                    20,393           16,446           62,927           71,518
    Federal funds sold and other
       short-term funds                           16,382            6,451           38,872           33,214
                                              ----------       ----------       ----------       ----------
                                               1,540,448        1,322,706        4,441,550        3,801,043
Interest expense
    Deposits                                     462,736          378,162        1,346,127        1,100,302
    Borrowings                                    43,560           34,159          146,018          101,403
                                              ----------       ----------       ----------       ----------
                                                 506,296          412,321        1,492,145        1,201,705
                                              ----------       ----------       ----------       ----------
       Net interest income                     1,034,152          910,385        2,949,405        2,599,338
Provision for loan losses                        186,800          247,900          280,650          403,100
                                              ----------       ----------       ----------       ----------
       Net interest income after
          provision for loan losses              847,352          662,485        2,668,755        2,196,238
Noninterest income
    Service charges on deposit accounts           30,082           28,526           89,023           80,178
    Net gains on sales of loans                       --           28,854           46,896           90,823
    Other                                         26,108           24,745           93,806           58,578
                                              ----------       ----------       ----------       ----------
                                                  56,190           82,125          229,725          229,579
Noninterest expense
    Salaries and employee benefits               411,512          355,010        1,207,537        1,057,247
    Premises and equipment, net                  129,761           97,587          327,443          291,214
    Data processing                               61,886           55,845          177,619          166,066
    Professional fees                             46,206           41,725          156,144          144,190
    Taxes other than income and payroll           22,048           19,184           69,311           60,293
    Community and shareholder relations
       and contributions                           9,907            9,380           50,966           45,825
    Supplies, printing and postage                18,762           16,260           49,831           48,448
    Other                                         78,119           62,507          213,171          176,357
                                              ----------       ----------       ----------       ----------
                                                 778,201          657,498        2,252,022        1,989,640
                                              ----------       ----------       ----------       ----------
Income before income taxes                       125,341           87,112          646,458          436,177
Income tax expense                                42,616           30,045          218,547          149,532
                                              ----------       ----------       ----------       ----------
Net income                                    $   82,725       $   57,067       $  427,911       $  286,645
                                              ==========       ==========       ==========       ==========

Average shares outstanding (basic)               398,628          388,052          391,604          388,052
                                              ==========       ==========       ==========       ==========
Average shares outstanding (diluted)             413,911          397,343          403,604          397,343
                                              ==========       ==========       ==========       ==========

Basic income per share                        $     0.21       $     0.15       $     1.09       $     0.74
                                              ==========       ==========       ==========       ==========
Diluted income per share                      $     0.20       $     0.14       $     1.06       $     0.72
                                              ==========       ==========       ==========       ==========

See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                       Three months ended Sept. 30,       Nine months ended Sept. 30,
                                                         2004             2003              2004              2003
                                                       ---------        ---------         ---------         ---------
Net income                                             $  82,725        $  57,067         $ 427,911         $ 286,645
Other comprehensive income, net of tax:
        Unrealized gains/(losses) on securities
               arising during the period                   3,505           (5,377)          (11,141)          (13,270)
                                                       ---------        ---------         ---------         ---------
Comprehensive income                                   $  86,230        $  51,690         $ 416,770         $ 273,375
                                                       =========        =========         =========         =========

See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Nine months ended September 30,
                                                                                           2004                 2003
                                                                                        ------------         ------------
Cash flows from operating activities
      Net income                                                                        $    427,911         $    286,645
      Adjustments to reconcile net income to net cash from operating activities:
           Provision for loan losses                                                         280,650              403,100
           Depreciation                                                                       71,985              101,959
           Net amortization of securities                                                     10,122               12,692
           Loans originated for sale                                                      (3,647,942)          (9,374,143)
           Proceeds from sales of loan originations                                        1,747,332            9,702,107
           Gains on sales of loans                                                           (46,896)             (90,823)
           Federal Home Loan Bank stock dividends                                             (7,500)              (5,500)
           Increase in cash surrender value of bank-owned life insurance                     (16,504)             (10,026)
           Net change in:
              Interest receivable                                                            (63,975)                (446)
              Interest payable                                                                (3,771)              20,537
              Other assets                                                                  (165,461)             (56,484)
              Other liabilities                                                              (86,403)             (74,204)
                                                                                        ------------         ------------
              Net cash from operating activities                                          (1,500,452)             915,414

Cash flows from investing activities
      Available for sale securities:
           Maturities, repayments and calls                                                  169,199            1,531,225
      Purchase of Federal Reserve Bank stock                                                  (9,000)              (3,200)
      Purchase of Federal Home Loan Bank stock                                               (73,200)                   -
      Net increase in loans                                                               (8,615,200)         (16,931,824)
      Purchases of premises and equipment                                                   (270,642)             (58,330)
      Purchase of bank-owned life insurance                                                        -             (500,000)
                                                                                        ------------         ------------
           Net cash from investing activities                                             (8,798,843)         (15,962,129)

Cash flows from financing activities
      Net increase in deposits                                                             6,922,158           16,680,890
      Net change in short-term borrowings                                                          -              (59,965)
      Proceeds from Federal Home Loan Bank advances                                        2,500,000                    -
      Repayments of Federal Home Loan Bank advances                                       (1,700,000)                   -
      Proceeds from long-term borrowings                                                     300,000              500,000
      Cash received from common stock issued (net of offering costs)                       1,246,961                    -
                                                                                        ------------         ------------
           Net cash from financing activities                                              9,269,119           17,120,925
                                                                                        ------------         ------------

Change in cash and cash equivalents                                                       (1,030,176)           2,074,210
Cash and cash equivalents at beginning of period                                           6,289,363            3,926,735
                                                                                        ------------         ------------
Cash and cash equivalents at end of period                                              $  5,259,187         $  6,000,945
                                                                                        ============         ============

Supplemental cash flow information:
      Interest paid                                                                     $  1,495,916         $  1,181,168
      Income taxes paid                                                                      446,000              286,000

See accompanying notes to consolidated financial statements.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

The Company began an intrastate common stock offering on May 15, 2004, for up to 83,333 shares at $30.00 per share. In conjunction with our expansion to Brecksville, the offering was limited to residents of Brecksville and surrounding communities through July 15. After that date, the remaining shares are being offered to any resident of the State of Ohio. The offering was expected to close on September 15. However, we have extended the offering until November 30. Shares of stock purchased in this offering may not be resold outside of the State of Ohio for a period of nine months after issuance.

On October 4, 2004, we opened our Brecksville office at 8751 Brecksville Road. In September, we entered into an operating lease for approximately 5,600 square feet of space for the Brecksville office. The lease is for a term of ten years beginning October 1, 2004, with two five-year renewal options. The first year's rent under the lease is $150,924, with provision for annual increases of two percent.

Nature of Business: The Bank offers a full range of commercial and consumer banking services primarily in its defined market areas of Medina and Cuyahoga Counties, Ohio. We consider all of the financial service operations to be aggregated in one reportable operating segment, commercial banking.

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

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates in Preparation of Financial Statements: In preparing financial statements in conformity with accounting principles generally accepted in the United States, we make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. Areas involving the use of management's estimates and assumptions include the allowance for loan losses, the realization of deferred tax assets and the depreciation of premises and equipment.

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

                                      Three months ended Sept. 30,        Nine months ended Sept. 30,
                                        2004              2003               2004             2003
                                        ----              ----              ----              ----
Net income as reported                $  82,725         $  57,067         $ 427,911         $ 286,645
Deduct: stock based
   compensation expense
   determined under fair value
   based method                          (2,115)          (18,605)           (6,346)          (55,814)
                                      ---------         ---------         ---------         ---------
Pro forma net income                  $  80,610         $  38,462         $ 421,565         $ 230,831
                                      =========         =========         =========         =========

Basic earnings per share
   as reported                        $    0.21         $    0.15         $    1.09         $    0.74
Pro forma basic earnings
   per share                          $    0.20         $    0.10         $    1.08         $    0.59

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                              Three months ended Sept. 30,    Nine months ended Sept. 30,
                              2004                  2003      2004                   2003
                              -----                 -----     ----                   ----
Diluted earnings per share
   as reported                $0.20                 $0.14     $1.06                  $0.72
Pro forma diluted earnings
   per share                  $0.19                 $0.10     $1.04                  $0.58

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

In September 2004, one non-executive employee exercised his option to purchase 250 shares of stock at $20.00 per share.

Bank-Owned Life Insurance: The Bank has purchased a life insurance policy on a key executive. Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized, and is included in other assets on the consolidated balance sheet.

Earnings per Common Share: Basic earnings per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Stock options for 9,618 shares of common stock and stock subscriptions for 3,433 common shares were not considered in computing diluted earnings per common share in either period because they were antidilutive.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share are computed as follows:

                                            Three months ended              Nine months ended
                                                September 30,                  September 30,
                                             -----------------              -----------------
                                           2004            2003            2004            2003
                                           ----            ----            ----            ----
Numerator:
   Net income                            $ 82,725        $ 57,067        $427,911        $286,645

Denominator:
   Denominator for basic
      earnings per share--
      weighted average shares             398,628         388,052         391,604         388,052
   Effect of dilutive securities:
      Nonqualified stock options           15,284           9,291          12,000           9,291
                                         --------        --------        --------        --------
   Denominator for diluted
      earnings per share                  413,912         397,343         403,604         397,343
                                         ========        ========        ========        ========

Basic earnings per share                 $   0.21        $   0.15        $   1.09        $   0.74
                                         ========        ========        ========        ========
Diluted earnings per share               $   0.20        $   0.14        $   1.06        $   0.72
                                         ========        ========        ========        ========

Reclassifications: For comparative purposes, certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 2 - LOANS

Loans at September 30, 2004 and December 31, 2003, were as follows:

                                    Sept. 30,         December 31,
                                      2004                 2003
                                      ----                 ----
Commercial real estate            $ 47,996,137        $ 49,695,518
Commercial business                 16,713,218          16,134,023
Commercial lines of credit          19,750,119          13,243,461
Commercial construction              7,059,661           5,126,269
Home equity                          9,835,441           8,415,148
Residential mortgage
   and construction                  1,167,672           1,390,523
Consumer installment                 1,351,770           1,248,743
Credit card and other                  289,468             294,601
                                  ------------        ------------
                                  $104,163,486        $ 95,548,286
                                  ============        ============

Activity in the Allowance for Loan Losses for the nine months ended September 30, 2004 and 2003, was as follows:

                                  Nine months ended Sept. 30,
                                    2004              2003
                                    ----              ----
Beginning balance                $1,502,688        $1,042,309
Loans charged off                        --                --
Recoveries                               --            26,651
Provision for loan losses           280,650           403,100
                                 ----------        ----------
Ending balance                   $1,783,338        $1,472,060
                                 ==========        ==========

At September 30, 2004 and December 31, 2003, loans totaling $1,395,317 and $1,126,175 were in nonaccrual status. There were no other loans more than 90 days past due. As of September 30, 2004, $796,134 of the nonaccrual loans were less than 30 days past due. Impaired loans totaled $1,574,398 at September 30, 2004, compared with $1,309,521 at December 31, 2003.

                          WESTERN RESERVE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 3 - DEPOSITS

Deposits at September 30, 2004 and December 31, 2003, were as follows:

                                   Sept. 30,         December 31,
                                      2004               2003
                                      ----               ----
Noninterest-bearing demand        $11,706,016        $ 9,559,885
Interest-bearing demand             5,984,704          6,392,660
Market Rate Savings                28,219,505         26,444,694
Time under $100,000                30,687,011         31,349,601
Time $100,000 and over             22,105,179         18,033,417
                                  -----------        -----------
                                  $98,702,415        $91,780,257
                                  ===========        ===========

At September 30, 2004, the Bank had $22,109,000 in national market certificates of deposit, primarily in amounts of $99,000. As of December 31, 2003, the Bank had $23,292,000 in national market CDs.

NOTE 4--FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At September 30, 2004 and December 31, 2003, advances from the Federal Home Loan Bank were as follows:

                                                             Sept. 30,         Dec. 31,
                                                               2004              2003
                                                               ----              ----
Matured June 2004, fixed rate advance at 4.28%              $       --        $1,700,000
Maturing  October  2004, fixed rate advance at 4.15%         1,500,000         1,500,000
Maturing March 2009, fixed rate advance at 3.25%             2,500,000                --
                                                            ----------        ----------
                                                            $4,000,000        $3,200,000
                                                            ==========        ==========

Interest is payable monthly, and the advances are payable at their maturity dates, with prepayment penalties for early payment. The advances are collateralized by approximately $5,405,000 of loans secured by first mortgages on 1-4 family residential properties, multi-family properties and home equity lines of credit, and $276,000 of FHLB stock under a blanket lien agreement.

In May 2003, the Company entered into a line of credit agreement with another financial institution to obtain funding to provide capital to the Bank as needed. The line allows the Company to borrow up to $3,000,000 at 0.75% below the prime rate. The line matures on March 31, 2005 and is secured by 100% of the stock of the Bank. There are certain covenants on the line relating to the Company's and the Bank's operating performance and capital status, and the Bank and Company have remained in compliance with each of the covenants. As of September 30, 2004, the Company had borrowed $800,000 against the line of credit and invested the proceeds in the Bank as additional paid-in capital. As of December 31, 2003, the balance outstanding on the line of credit was $500,000.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2004

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at September 30, 2004, to that of December 31, 2003, and the results of operations for the three months and nine months ended September 30, 2004 and 2003. You should read this discussion in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

ASSETS

Our total assets as of September 30, 2004 increased 9.2%, or $9,590,000, to $113,907,000, compared with $104,317,000 at December 31, 2003.

Cash and cash equivalents decreased $1,030,000 to $5,259,000 at September 30, 2004, from $6,289,000 at December 31, 2003. The decrease is primarily a result of the growth in loans exceeding the growth in deposits.

As of September 30, 2004, we had $757,000 of U.S. government agency securities and $780,000 of mortgage-backed securities in the available-for-sale securities portfolio. There were gross unrealized gains of $5,950 and gross unrealized losses of $3,759 in the available-for-sale securities portfolio. None of the losses was judged to be other than temporary. As of September 30, 2004, the maturity dates of the agency securities ranged from November 2004 to May 2005.

The primary reason for the growth in total assets was an increase in loans. Total loans at September 30, 2004, were $104,163,000, an increase of $8,615,000, or 9.0% when compared to $95,548,000 at December 31, 2003. Most of the net loan growth was in the commercial loan sector. This growth was spread over several categories, including commercial lines of credit, up

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2004

FINANCIAL CONDITION (CONTINUED)

$6,507,000 or 49.1%, and commercial business loans, up $1,148,000 or 11.6%. The growth in commercial lines of credit has resulted from our adding several new customers, as well as expanding our relationships with existing customers. The majority of the lines of credit are secured by business assets and/or real estate. As of September 30, 2004, commercial loans totaled $91,519,000, or 87.9% of total loans.

Home equity lines of credit also increased, by $1,420,000, or 16.9%, to $9,835,000, primarily due to a promotion of home equity lines during the first quarter of 2004, as well as our efforts to cross-sell home equity lines when originating or refinancing first mortgage loans. At September 30, 2004, residential real estate and home equity loans totaled $11,003,000, or 10.6% of total loans, and consumer installment and credit card loans were $1,641,000, or 1.6% of the loan portfolio.

As of September 30, 2004, one USDA-guaranteed loan in the amount of $1,948,000 was classified as held for sale. There were no loans held for sale as of December 31, 2003.

We anticipate that loan demand will remain strong, especially in the commercial loan segment. The loan-to-deposit ratio as of September 30, 2004, was 105.5%, compared to 104.1% at December 31, 2003, and the loan-to-assets ratio was 91.4% at September 30, 2004, compared to 91.6% at December 31, 2003. We expect that the loan-to-deposit ratio throughout the rest of 2004 and into 2005 will remain in the range of 100%-105% and the loan-to-assets ratio will be between 90% to 95%.

Of the total loans at September 30, 2004, approximately $95,480,000 or 91.7% are at a variable rate of interest, and $8,684,000 or 8.3% are fixed rate. Including scheduled principal repayments, $84,408,000, or 81.0%, of our loans mature or are scheduled to reprice within twelve months. Only $697,000 of total loan principal matures or reprices in more than five years.

In the second quarter of 2003, the Bank purchased a $500,000 single-premium cash-surrender value life insurance policy. The Chief Executive Officer is the named insured, and the Bank is the owner and sole beneficiary of the policy. This is a tax-advantaged instrument in that the increases in cash surrender value and the eventual death benefit under the policy are not taxable income to the Bank. The income from this policy is intended to help offset the cost of providing a supplemental retirement plan for the Chief Executive Officer. As of September 30, 2004, the cash surrender value of the policy was $531,543.

LIABILITIES

Deposits increased to $98,702,000 at September 30, 2004, an increase of $6,922,000, or 7.5%, over the $91,780,000 at December 31, 2003. Deposits at
September 30, 2004 consisted of

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2004

FINANCIAL CONDITION (CONTINUED)

$11,706,000 or 11.9% in noninterest-bearing demand deposits, $5,985,000 or 6.1% in interest-bearing NOW accounts, $28,219,000 or 28.6% in variable-rate savings and money market accounts (known as Market Rate Savings Accounts), $49,178,000 or 49.8% in time deposits, and $3,614,000 or 3.7% in Individual Retirement Arrangements.

The mix of deposits has been shifting since early 2002. There are two primary reasons. First, as interest rates declined, depositors moved funds from our market rate savings product to seek higher yields in certificates of deposit. The market rate savings product is a liquid savings account that offers tiered rates which, at balances of $15,000 or more, are indexed to a national money-market average, plus 5 to 15 basis points. The weighted average cost of all market rate savings accounts during the first nine months of 2004 was 0.99%. Market rate savings balances stabilized in the third quarter of 2003. As interest rates have begun to increase, the cost of our market rate savings accounts has increased as well, and in the third quarter of 2004, the weighted average cost was 1.13%.

The second reason for the shift in the deposit mix is that we made the strategic decision in early 2002 to begin obtaining longer-term CD funding to lock in the historically low rates and to better match the repricing of our loans with our deposits. A large portion of our commercial loan portfolio is in real estate loans, and many loans have terms that fix the interest rate for three-year intervals. By obtaining three-, four- and five-year CDs, we were better able to "match" the repricing of our assets (loans) and liabilities (deposits). This was accomplished in part by obtaining national market CDs, primarily in increments of $99,000, with terms ranging from two years to five years, and rates ranging from 1.80% to 5.25%. At September 30, 2004, there were $22,109,000 of national market CDs, with a weighted average rate of 3.29%, and a weighted average remaining maturity of 17.6 months. At December 31, 2003, we had $23,292,000 in national market CDs. As our Brecksville office attracts deposits, we expect to reduce our reliance on national market CDs.

We have obtained additional funding through the Federal Home Loan Bank. As of September 30, 2004, these advances totaled $4,000,000, with a weighted average cost of 3.59%.

In the second quarter of 2003, the Company obtained a $3,000,000 line of credit from an unaffiliated bank. At the end of the third quarter 2003, the Company borrowed $500,000 from this line of credit. On March 31, 2004, the Company borrowed an additional $300,000 on the line. The proceeds were invested in the Bank in the form of additional paid-in capital. Please refer to Note 4 and the discussion beginning on page 23 of this report, under the caption "Liquidity and Capital Resources," for additional information.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2004

FINANCIAL CONDITION (CONTINUED)

SHAREHOLDERS' EQUITY

Total shareholders' equity increased $1,663,731, to $10,276,386 at September 30, 2004, from $8,612,655 at December 31, 2003.

On May 15, 2004, the Company began an intra-state offering of its common stock. Please refer to the discussion beginning on page 23 of this report, under the caption "Liquidity and Capital Resources," for additional information.

RESULTS OF OPERATIONS

OVERVIEW

Net income for the first nine months of 2004 was $427,911, compared to $286,645 in the same period in 2003. This is an increase of $141,266 or 49.3% over the same period in the prior year. In the third quarter of 2004, net income was $82,725, compared to $57,067 in the third quarter of 2003. This represents an increase of $25,658, or 45.0% over the same quarter last year. The primary reasons for the increases in both the third quarter and year-to-date net income were an increase in net interest income and a decrease in the provision for loan losses, offset somewhat by an increase in noninterest expenses. The increases in noninterest expense were mainly in salaries and employee benefits, which are discussed in further detail on page 22.

NET INTEREST INCOME

Net interest income before the provision for loan losses improved in both the first nine months and the third quarter of 2004 over the comparable periods in 2003. In the first nine months of 2004, net interest income before the provision was $2,949,405, an increase of $350,067 or 13.5% over the $2,599,338 earned in the same period of 2003. When comparing the third quarters, net interest income was $1,034,152 in 2004, up 13.6% or $123,767 from the $910,385 recorded in the third quarter of 2003.

The increase in net interest income is attributable to loan growth and, to a lesser extent, to lower interest rates paid on deposits. However, the effects of these positive factors were partially offset by lower yields on loans and other interest-earning assets, as well as the increase in interest-bearing deposit balances, particularly certificates of deposit.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2004

RESULTS OF OPERATIONS (CONTINUED)

The following table illustrates the average balances and interest rates for the nine months ended September 30, 2004 and 2003:

                                                      2004                                2003
                                        --------------------------------------------------------------------
                                         Average    Income/       Yield/    Average      Income/      Yield/
($ in thousands)                         Balance    Expense        Cost     Balance      Expense       Cost
                                         -------    -------        ----     -------      -------       ----
Loans                                   $  101,870  $  4,340        5.67%  $ 81,396     $  3,696       6.05%

Investment securities                        1,633        45        3.80%     1,899           58       4.07%
Federal funds sold and other
   short-term funds                          4,894        39        1.06%     4,204           33       1.05%
Federal Reserve Bank stock                     195         9        6.00%       172            8       6.00%
Federal Home Loan Bank stock                   249         8        4.08%       190            6       3.99%
                                        ----------  --------               --------     --------
   Total interest earning assets           108,841     4,441        5.44%    87,861        3,801       5.76%
Noninterest earning assets                   2,669                            2,310
                                        ----------                        ---------
   Total Assets                         $  111,510                         $ 90,171
                                        ==========                         ========

Interest bearing deposits               $   86,389     1,346        2.08%  $ 68,596        1,101       2.14%
Borrowings                                   5,185       146        3.75%     3,316          101       4.07%
                                        ----------  --------               --------     --------
   Total interest bearing liabilities       91,574     1,492        2.17%    71,912        1,202       2.23%
                                                    --------                            --------
Noninterest bearing liabilities             10,829                           10,092
Shareholders' equity                         9,107                            8,167
                                        ----------                         --------
   Total Liabilities and
      Shareholders' Equity              $  111,510                         $ 90,171
                                        ==========                         ========
Net interest income/rate spread                     $  2,949        3.27%               $  2,599       3.53%
                                                    ========                            ========
Net yield on average earning assets                                 3.61%                              3.94%

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2004

RESULTS OF OPERATIONS (CONTINUED)

The table below analyzes changes in net interest income in terms of changes in the volumes and rates of various categories of interest earning assets and interest bearing liabilities.

                                                    Nine months ended
                                               September 30, 2004 vs. 2003
                                           ---------------------------------
                                               Increase (Decrease) Due to
                                           ---------------------------------
                                           Volume        Rate           Net
($ in thousands)                           ------        ----           ---
Interest income:
   Loans                                   $ 857         $(214)        $ 643
   Federal funds sold and
      other short-term funds                   6            --             6
   Securities available-for-sale              (8)           (4)          (12)
   Federal Reserve Bank stock                  1            --             1
   Federal Home Loan Bank stock                2            --             2
                                           -----         -----         -----
     Total interest-earning assets           858          (218)          640

Interest expense:
   Interest-bearing transaction
      accounts                                (7)            6            (1)
   Market rate savings accounts               (9)          (33)          (42)
   Certificates of deposit and IRAs         (320)          117          (203)
   FHLB advances                             (37)           11           (26)
   Other borrowings                          (18)           --           (18)
                                           -----         -----         -----
     Total interest-bearing
       liabilities                          (391)          101          (290)
                                           -----         -----         -----
Change in net interest income              $ 467         $(117)        $ 350
                                           =====         =====         =====

INTEREST INCOME

Total interest income increased $640,507 or 16.9% when comparing the nine months ended September 30, 2004 with the same period in 2003. For the third quarter, interest income was up $217,742, or 16.5% when comparing 2004 with 2003.

Interest and fee income on loans for the first nine months of 2004 was $4,339,751, up $643,440 or 17.4% from $3,696,311 in the same period of the prior year. This increase was due to increases in loans outstanding, offset somewhat by an overall decrease in the rate earned on those loans. For the third quarter, loan income was up 15.7%, or $203,864, to $1,503,673 in 2004 vs. $1,299,809 in
2003.

Interest income from securities and short-term funds decreased slightly to $101,799 year-to-date in 2004, from $104,732 for the same period of 2003. The decrease in 2004 was primarily due to lower rates and lower average balances in securities in 2004 than in 2003. This was offset by an increase in the average balances of Federal funds sold and other short term funds.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2004

RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE

Interest expense totaled $1,492,145 for the first nine months of 2004, compared to $1,201,705 in the same period of 2003. In the third quarter, interest expense increased $93,975 or 22.8%, from the $412,321 in 2003 to the $506,296 in 2004.

Interest on deposits increased $245,825, or 22.3%, to $1,346,127 in the first nine months of 2004, from $1,100,302 in the same period last year. The increase in deposit interest expense was due to higher balances in interest-bearing deposits, especially CDs, somewhat offset by decreases in the average rates paid on those deposits. Also, new deposits have generally been acquired at lower interest rates than maturing deposits.

Interest on borrowings was $146,018 in the first nine months of 2004, up $44,615 or 44.0% when compared to the same period in 2003. This is due to increased borrowings from the Federal Home Loan Bank, and the $18,169 in interest expense on the Holding Company's line of credit in 2004, compared to $90 in the same period of 2003. In the third quarter, interest on borrowings was $43,560 in 2004, compared to $34,159 in 2003. This represents an increase of $9,401 or 27.5%, again due to FHLB advances and the Holding Company line of credit.

NET INTEREST MARGIN

Although net interest income has increased, the net interest margin had been decreasing. In the first nine months of 2004, the net interest margin was 3.61%, down when compared with 3.96% in the same period in 2003. However, in the third quarter of 2004, the net interest margin improved to 3.67%, up from the 3.54% in the second quarter. In the third quarter of 2003, the net interest margin was 3.93%.

In the first nine months 2004, the yield on loans was 5.67%, compared with 6.05% in the first nine months of 2003. In the third quarter of 2004, the yield on loans was up slightly, to 5.70%, compared to 5.66% in both the first and second quarters of this year. This compares with 5.90% in the third quarter of 2003.

The overall yield on earning assets had decreased each quarter until the third quarter of 2004, reflecting overall interest rate decreases, the scheduled repricing of existing loans, new loans being booked at current, lower rates, and competitive factors in our market area.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2004

RESULTS OF OPERATIONS (CONTINUED)

The overall cost of interest-bearing funds (deposits and borrowings) was down slightly, to 2.17% in the first nine months of 2004, compared with 2.23% in the same period of 2003. The cost of interest-bearing funds has remained stable in the first three quarters of 2004. In the third quarter, the cost of interest-bearing funds was 2.16%, compared to 2.15% and 2.20% in the second and first quarters, respectively. This compares with 2.17% in the third quarter of 2003.

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

PROVISION FOR LOAN LOSSES

In the first nine months of 2004, the provision for probable loan losses was $280,650, compared with $403,100 in the first nine months of 2003. The provision for loan losses in the third quarter of 2004 was $186,800, versus $247,900 in the third quarter of 2003. Provisions for specific loans impacted the third quarter in both 2004 and 2003. In 2004, a specific provision of $150,000 was made for one loan. In 2003, we made specific loan loss provisions totaling $175,000 for one loan relationship. Both of these special provisions were based on our analysis of the expected sources of repayment, the collateral securing the loans, and other factors known to us related to these loan relationships.

At September 30, 2004 and December 31, 2003, loans totaling $1,395,317 and $1,126,175, respectively, were in nonaccrual status (i.e., on which no interest income is being recorded). There were no other loans more than 90 days past due. $151,694 and $153,735 of the nonaccrual loans were guaranteed by the Small Business Administration as of September 30, 2004 and December 31, 2003.

Our determination of the appropriate level of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which we believe are representative of the probable loss experience of the Bank. Other factors we consider include the composition of the loan portfolio, current economic conditions, the creditworthiness of our borrowers and other related factors. The provision for loan losses has been impacted by the rapid loan growth we have experienced, as well as the effects of the loan portfolio maturing. Management and the Board believe the allowance for loan losses at September 30, 2004, is adequate to absorb probable losses in the loan portfolio.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2004

RESULTS OF OPERATIONS (CONTINUED)

NONINTEREST INCOME

Total noninterest income for the first nine month of 2004 was $229,725, up $146 compared to $229,579 in the same period of 2003. In the third quarter of 2004, noninterest income was $56,190, down $25,935 or 31.6% compared to the $82,125 in the third quarter of 2003.

Service charges on deposit accounts have increased to $89,023 year-to-date in 2004, compared to $80,178 in the same period of 2003, an increase of 11.0%. This is mainly due to an increased number of checking accounts, and the increased collection of fees for overdrafts and insufficient funds on checking accounts.

There has been a change in gains on sales of loans. In mid-2003, we changed the way we provide mortgage services to our customers. Prior to that time, we originated, closed and sold long-term fixed rate mortgages and the related servicing and recorded a gain on the sale. In the first nine months of 2003, we recorded $90,823 in gains on sales of mortgage loans. However, we expected mortgage volume to decrease as longer-term interest rates stabilized and a significant proportion of mortgage-holders had already refinanced their mortgages. As a result, we changed the way we operate our mortgage lending area. We have developed an arrangement with an outside entity so that our employee meets with prospective borrowers, takes the mortgage application, and provides certain additional services before referring the applicant to the other company to complete the loan. We earn a fee from the other entity for providing these mortgage processing services. This change allows us to offer a much wider range of mortgage programs and products to our customers, while reducing the overhead associated with the mortgage lending function. These fees amounted to $8,475 in the first nine months of 2004 and are included in "other noninterest income."

In the second quarter of 2004, we sold two commercial real estate loans totaling $1,327,000 to enable the borrowers to lock in long-term fixed rates. As a result of these transactions, we realized gains of $43,062.

 "Other" noninterest income includes fee income from the bank's credit card and ATM programs, which have increased over last year due to higher activity in both programs and our changing the company that processes our ATM and debit card transactions. Also, as discussed above, the Bank purchased a cash-value life insurance policy on its Chief Executive Officer in the second quarter of 2003. In the first nine months of 2004 and 2003, we recorded increases in the policy's cash surrender value of $16,504 and $10,026, respectively. In the third quarter, the increases were $5,478 in 2004 and $5,013 in 2003.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2004

RESULTS OF OPERATIONS (CONTINUED)

NONINTEREST EXPENSE

Noninterest expenses were $2,252,022 for the first nine months of 2004, an increase of $262,382 or 13.2% over the $1,989,640 for the same period of 2003. The primary component of noninterest expense is salaries and employee benefits, which amounted to $1,207,537, or 53.6% of noninterest expense in the first nine months of 2004. Salaries and benefits were $1,057,247, or 53.1% of noninterest expense, in the same period of 2003. The increase of $150,290, or 14.2%, was attributable to increased staffing, including $72,600 related to new staff for the Brecksville location, including a Regional President for that location. Another factor is the increased cost of employee benefits. Other categories of noninterest expenses increased moderately when comparing the first nine months of 2004 with the same period in 2003. In the third quarter of 2004, total noninterest expenses increased $120,703 or 18.4% when compared with the same quarter of 2003. The increases were primarily in salaries and employee benefits, up $56,502 or 15.9%.

Total "other" noninterest expenses in the third quarter and first nine months of 2004 and 2003 consisted of the following:

                                    Three months ended              Nine months ended
                                         Sept. 30,                      Sept. 30,
                                   2004            2003            2004            2003
                                   ----            ----            ----            ----
Marketing and advertising        $ 21,378        $ 10,076        $ 47,971        $ 29,177
Loan expenses                      12,907          14,664          34,887          29,348
Insurance                          14,766          11,942          39,476          32,034
Travel and entertainment            6,540           6,082          27,858          24,690
Telephone                           5,933           6,087          17,925          19,364
Other                              16,595          13,656          45,054          41,744
                                 --------        --------        --------        --------
                                 $ 78,119        $ 62,507        $213,171        $176,357
                                 ========        ========        ========        ========

We expect that noninterest expenses will continue to increase significantly over the next several quarters as costs related to the new Brecksville location are incurred. Prior to its opening, there have been costs for staff who were hired in August and September for training, as well as for marketing and advertising, public relations and other expenses. Through September 30, 2004, we have incurred approximately $74,640 of expenses, net of income taxes, related to the Brecksville location.

We expect that there will be a negative impact on earnings during the early years of the new Brecksville office's operations, until it grows to a size that can cover its overhead.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2004

RESULTS OF OPERATIONS (CONTINUED)

As of December 31, 2005, Western Reserve Bancorp, Inc. will be required to be in compliance with Section 404 of the Sarbanes Oxley Act of 2002. This rule requires that management certify that our internal controls over financial reporting are designed properly and operating effectively. This will require us to identify significant internal controls that affect financial reporting, document those controls, and test their effectiveness. Furthermore, the Company's external auditing firm, Crowe Chizek and Company LLC, will be required to issue an opinion on our representations about the effectiveness of our internal controls. This project will require us to devote significant resources, both in terms of time and effort by management and staff, as well as financial resources to obtain specialized software, additional work to be done by our internal auditing firm, project management assistance from outside sources, and additional auditing costs. Management estimates that the additional financial costs in 2005 will be in excess of $100,000.

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

Assets available to satisfy our liquidity needs include cash and due from banks, federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets were $8,744,000 at September 30, 2004, compared to $8,023,000 at December 31, 2003.

To the extent that loan demand has outpaced local deposit growth, we have used other sources of funding, including national market CDs and Federal Home Loan Bank advances (as previously discussed). Other potential sources of liquidity include selling securities from the securities portfolio, selling loans, obtaining additional Federal Home Loan Bank advances, purchasing federal funds, borrowing on the Company's line of credit, issuing repurchase agreements, and obtaining brokered deposits.

As discussed above, total shareholders' equity increased $1,663,731, to $10,276,386 at September 30, 2004 from $8,612,655 at December 31, 2003. This increase was due to our net income of $427,911 for the first nine months of 2004, the $1,122,394 net of offering costs, received in the first two phases of our common stock offering, the $102,990 in stock subscriptions received since September 15, 2004, $16,577 in common stock purchased by our employees through the Employee Stock Purchase Plan, and $5,000 from the exercise of an employee stock option. These increases

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2004

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

were offset slightly by the decrease in the fair value of available-for-sale securities, net of tax, of $11,141.

At September 30, 2004 and December 31, 2003, the Bank's risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board's prompt corrective action guidelines were as follows:

                                                              Western Reserve Bank
                                                              --------------------           Minimum to be
                                                        September 30,      December 31,        considered
                                                            2004               2003         well-capitalized
                                                            ----               ----         ----------------
Tier 1 leverage ratio                                       7.1%                7.1%               5.0%
Tier 1 "core" capital to risk-weighted assets               7.7                 7.7                6.0
Total capital to risk-weighted assets                      10.4                10.6               10.0

We have grown rapidly in our six year history, and our continued growth has required us to consider capital strategies to support that growth. We have evaluated the growth trends and alternative mechanisms for supporting that growth. Some of the options that management and the Board considered included selling more common stock, issuing trust preferred securities, or borrowing through a line of credit.

In May 2003 we obtained a $3,000,000 line of credit from a regional bank outside of our market area. Under this facility, the Company can borrow against the line of credit and then downstream capital as needed to the Bank in order to maintain the Bank's capital levels above the well-capitalized minimums. Factors that the Board and management considered in choosing to use a line of credit include the fact that this approach does not dilute current shareholders' positions, and interest rates are extremely favorable at this time. This line carries an interest rate of 0.75% below the prime rate, and has a term of two years, maturing in May 2005. Interest payments are due monthly, with the principal due at maturity. The debt is secured by the common stock of the Bank. By borrowing against the line of credit and then investing the funds into the Bank as capital, we are able to manage the Bank's capital ratios. As of September 30, 2004, the Company had borrowed $800,000 under the line of credit, and invested the proceeds in the Bank in the form of additional paid-in capital.

In October 2003, the Bank submitted an application to the Ohio Division of Financial Institutions and the Federal Reserve Board for permission to establish a banking office in Brecksville, Ohio. We received regulatory approval in December 2003, and the office opened on October 4, 2004.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2004

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

In conjunction with our continuing growth in Medina as well as the expected future growth of the Brecksville location, we have been raising additional capital through an intrastate common stock offering. Shares of stock purchased in the offering may not be resold to anyone outside of the State of Ohio for nine months after their issuance. This offering, which began on May 15, 2004, is for up to 83,333 additional common shares at an offering price of $30.00 per share, for a total of up to $2,499,990. Through July 15, the offer was open exclusively to residents and businesspeople in Brecksville and adjacent communities in order to encourage ownership and involvement in the Brecksville area. After that date, remaining shares were made available for purchase to anyone in the State of Ohio, including current shareholders. The offering, which was originally scheduled to close on September 15, 2004, was extended by the Board of Directors through November 30, 2004. The Company issued 38,400 shares of common stock to fill all the subscriptions received through September 15, 2004. As of September 30, 2004, we have received additional subscriptions for 3,433 shares of stock. Those shares will be issued after the close of the offering.

In October 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. We filed a Form S-8 Registration Statement with the Securities and Exchange Commission on April 1, 2004, and the Plan became effective on that date. Under this Plan, each of our employees is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions. Because the Plan has been registered with the SEC, there will be no restrictions on the resale of the stock, other than those applicable to "affiliates" as defined in Rule 144 of the Securities and Exchange Commission. There were 5,000 shares of authorized but unissued shares of stock originally allocated to the Plan. In the second and third quarters of 2004, twenty participating employees purchased a total of 553 shares of stock at $30.00 per share through the Plan.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2004

INTEREST RATE SENSITIVITY

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

By year-end 2003, $74,010,000 of assets and $59,153,000 of liabilities matured or could be repriced in one year. Thus the asset sensitivity, or GAP, in the balance sheet had increased significantly, to $14,857,000, or 125.1%. As of September 30, 2004, the one-year GAP was $22,363,000, or 134.4%, and remains in a strongly asset-sensitive position.

While this strategy will benefit our net interest income in a rising rate environment, in the short term, the effect has been to compress the net interest margin while rates were low.

In June of 2004, the Federal Reserve changed its outlook and has increased its target overnight Federal funds rate three times, by a total of 75 basis points, to 1.75%. Provided the Federal Reserve continues its bias toward increasing interest rates, we should benefit from an increase in our net interest margin.

                          WESTERN RESERVE BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2004

CRITICAL ACCOUNTING POLICIES

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and recoveries and decreased by charge-offs. Management estimates the allowance balance by considering the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the loan balance cannot be collected. Management considers various factors, including portfolio risk, economic environment and loan delinquencies, when determining the level of the provision for loan losses. Loan quality is monitored on a monthly basis by management and twice annually by an independent third party. Given the fact that the Company began operations in 1998, there is not sufficient historical data on the loan portfolio to identify consistent or significant trends in loan losses.

                          WESTERN RESERVE BANCORP, INC.
                             CONTROLS AND PROCEDURES
                               SEPTEMBER 30, 2004

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 2004

                           PART II--OTHER INFORMATION

Items 1, 3, 4 and 5 are not applicable.

Item 2 - Changes in Securities

         (c) The Company began an offering of up to 83,333 shares of its common stock on May 15, 2004. The offering was made first to persons that are residents of, operate businesses in, or otherwise have a connection to the City of Brecksville, Ohio and immediately surrounding communities. After July 15, 2004, the sale of any remaining shares was opened to any resident of the State of Ohio. The offering price is $30.00 per share. As of September 30, 2004, 38,400 shares had been issued under the offering, and an additional 3,433 shares had been subscribed. Through November 8, a total of 11,366 shares have been subscribed but not yet issued. The Company has extended the offering through November 30, 2004.

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

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 2004

Item 6 - Exhibits and Reports on Form 8-K:

    (a)  Exhibits

EXHIBIT
NUMBER                                            DESCRIPTION
------                                            -----------
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

    (b)  Reports on Form 8-K

         No current reports on Form 8-K were filed by the Company during the quarter ended September 30, 2004.

                          WESTERN RESERVE BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Western Reserve Bancorp, Inc.
                                         By:

Date: November 12, 2004                  /s/ Edward J. McKeon
                                         Edward J. McKeon
                                         President and Chief Executive
                                         Officer
                                         (Principal Executive Officer)

                                         /s/ Cynthia A. Mahl
                                         Cynthia A. Mahl
                                         Senior Vice President/Chief
                                         Financial Officer
                                         (Principal Financial Officer)