Form 10KSB
period 2004-12-31
WESTERN RESERVE BANCORP INC
filed 2005-03-30
CIK 1051473

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-43361

Western Reserve Bancorp, Inc.

(Name of Small Business Issuer in Its Charter)

Ohio	31-1566623

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4015 Medina Road, Suite 100, Medina, Ohio	44256

(Address of Principal Executive Offices)	(Zip Code)

(330) 764-3131

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes ☑    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

The Issuer’s gross revenues for its most recent fiscal year were $6,539,755.

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 25, 2005 was approximately $11,657,670 (which excludes 67,135 shares held by directors and executive officers). As of said date, the Issuer had 455,724 shares of Common Stock issued and outstanding.

Documents incorporated by reference:

Parts I and II:	Portions of Registrant’s 2004 Annual Report to Shareholders
Part III:	Portions of Registrant’s 2004 Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☑

PART I
Item 1. Description of Business
Item 1. Business-Statistical Disclosure
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation
Item 7. Financial Statements
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 8A. Controls and Procedures
Item 8B. Other Information
PART III
Item 9. Directors and Executive Officers of the Registrant
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits
Item 14. Principal Accountant Fees and Services
SIGNATURES
Exhibit 4.2 Legend to be Placed on Certificates Representing Shares Issued Pursuant to Offering Exempt from Registration Under the Federal Securities Law
Exhibit 10.9 Lease Agreement
Exhibit 13.1 2004 Annual Report to Shareholders
Exhibit 21.1 Subsidiary of Western Reserve Bancorp
Exhibit 23 Consent of Crowe Chizek and Co. LLC
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification

PART I

Item 1. Description of Business

General

The Company, an Ohio corporation incorporated on February 25, 1997, is a bank holding company that owns all of the capital stock of the Western Reserve Bank, an Ohio state-chartered bank located in Medina, Ohio (the “Bank”). From the date of the Company’s inception through October 1998, the Company and the Bank conducted no business other than matters incidental to their organization and opening for business. On February 24, 1998, the Company commenced an initial public offering (the “Offering”) of up to 500,000 shares of its Common Stock pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission (“SEC”) on February 12, 1998, as amended. The Offering was concluded on July 1, 1998. A total of 320,267 shares of the Company’s common stock were sold, with proceeds, net of offering costs, of $6,368,499. Approximately $5,800,000 of the proceeds was used to provide initial capitalization for the Bank. The Bank commenced business on November 6, 1998.

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

During 2004, the Company sold an additional 66,622 shares of common stock in an intra-state offering exempt from the Securities Act of 1933 pursuant to Section 3(a)(11) and Rule 147 promulgated thereunder. A registration statement was filed with the Ohio Division of Securities on Form 6(A)(1) on May 3, 2004. The Offering resulted in net proceeds, net of offering costs, of approximately $1,968,000.

The Company and the Bank currently maintain their offices at 4015 Medina Road, Suite 100, Medina, Ohio 44256. On October 4, 2004, the Bank opened a second full service office located at 8751 Brecksville Road, Brecksville, Ohio 44141.

The Company’s telephone number is (330) 764-3131, and its web site is www.westernreservebank.com.

Business Strategy

In the mid- to late-1990s, many of the financial institutions in the Medina County market area had been acquired by large regional organizations headquartered outside of the area. As a result, the organizers believed that the competitive and economic environment was right for a new, independent, locally owned and managed bank to serve the financial needs of the residents and businesses in the Medina area. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. Currently, the only business the Company is engaged in is the ownership of its wholly owned bank subsidiary, Western Reserve Bank. However, in the future, the holding company structure could provide flexibility for the expansion of the Company’s business through additional banking-related services which commercial banks are currently unable to provide under present law.

The Bank offers a broad range of deposit services for consumers and businesses, including noninterest-bearing and interest-bearing checking accounts, savings and money market accounts, time certificates of deposit and individual retirement accounts. The Bank engages in a full line of lending activities, including all types of commercial loans to businesses, consumer loans to individuals for household, family and other personal expenditures, and real estate loans including first mortgage loans, home equity loans and construction loans. The Bank offers both fixed rate and variable rate residential mortgage loans. Generally, the Bank does not keep longer-term fixed rate mortgages in its portfolio, but rather works with a mortgage company to assist the Bank’s customers in obtaining fixed rate mortgage loans. The Bank also offers other services, including credit, debit and ATM cards with access to regional and national automated teller networks, a courier service for business deposits, cash management services, internet banking for both businesses and consumers, safe deposit boxes, cashiers checks, traveler’s checks and two ATMs.

Under applicable law, the Bank is permitted to make loans to individual borrowers in aggregate amounts of up to 15 percent of the sum of the Bank’s total capital and allowance for loan losses. At December 31, 2004, the Bank’s legal lending limit was approximately $1,730,000. The Board of Directors has established an “in-house” lending limit of $1,500,000, although, under certain circumstances, the Board Loan Committee can authorize, on a case-by-case basis, lending relationships in excess of this “in-house” limit. The Board may from time to time raise or lower the “in-house” limit as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions. The Company believes that the Bank’s legal lending limit is adequate to satisfy the credit needs of most of its clients. For credit needs that exceed the Bank’s legal lending limit, the Bank has the ability to participate with other banks to meet the credit need. In such instances, the Bank intends to be the lead bank in the loan arrangement.

The Bank’s market area is competitive. There are at least fifteen commercial banks, savings institutions and credit unions with multiple offices in the Bank’s primary service areas of Medina and Brecksville. In recent years, several banks and savings institutions headquartered outside of Medina County acquired or opened new branches in the Medina area. However, in the past few years, many of the area’s financial institutions have been acquired by large regional organizations headquartered outside of the Medina area. As a result of such consolidation, the organizers of the Company believed that the competitive and economic environment was right for a new, independent, locally owned and managed bank such as Western Reserve Bank to serve the financial needs of Medina area residents and businesses. The rapid growth of the Bank in the six years since it opened has confirmed that belief. The Bank also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

Employees

At December 31, 2004, the Bank has 31 full-time-equivalent employees (27 full-time and 8 part-time). None of its employees is covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

SUPERVISION AND REGULATION

General

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the “FRB”), the Federal Deposit Insurance Corporation (the “FDIC”), the Ohio Division of Financial Institutions (the “Division”), the Internal Revenue Service (the “IRS”), the state taxing authorities and the Securities and Exchange Commission (the “SEC”). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions such as the Company and the Bank regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The following references to material statutes and regulations affecting the Company and the Bank are brief summaries thereof and do not purport to be complete. As such, they are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and the Bank.

The Company

General. The Company, as the sole stockholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the FRB under the Bank Holding Company Act of 1956 (the “BHCA”) as amended. In accordance with FRB policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. Under the BHCA, the Company is subject to periodic examination by the FRB and is required to file with the FRB periodic reports of its operations and such additional information as the FRB may require. The Company is also subject to regulation by the Division under Ohio law.

Investments and Activities. Under the BHCA, a bank holding company must obtain FRB approval before acquiring substantially all the assets of any bank or bank holding company or ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, it would own or control, directly or indirectly, more than five percent (5%) of the voting shares of such bank or bank holding company. The BHCA also prohibits the Company, with certain limited exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking as to be a proper incident thereto.

Affiliate Transactions. Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by holding companies and other non-bank subsidiaries from affiliated insured depository institutions, and also limit other transactions between holding companies and their non-bank subsidiaries and their affiliated insured depository institutions. Section 23A of the Federal Reserve Act generally requires that an insured depository institution’s loan to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its non-bank affiliates be on arms-length terms.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under the rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

Gramm-Leach-Bliley Act. The Financial Services Modernization Act of 1999, better known as the Gramm-Leach-Bliley Act (the “GLBA”), permits bank holding companies to become “financial holding companies” and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed and has at least a satisfactory rating under the Community Reinvestment Act. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. The GLBA defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the FRB has determined to be closely related to banking. The Company has not elected to become a financial holding company under this new regulatory framework.

The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s chief executive officer and chief financial officer are now required which attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. Additionally, the Chief Executive Officer and Chief Financial Officer are now required to certify that the Company has effective disclosure controls and procedures, and, in accordance with Section 404 of the Sarbanes-Oxley Act, the Company is also in the process of implementing a new program designed to monitor the Company’s internal control over financial reporting. This new program will include the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls over financial reporting. This program must be fully implemented for the preparation of the Company’s annual report for its fiscal year ended December 31,

2006. See Item 8A of the Company’s annual report on Form 10-KSB for more information regarding management’s evaluation of the Company’s disclosure controls and procedures, and the Company’s internal control over financial reporting.

Also in response to the Sarbanes-Oxley Act, the Company adopted a series of policies and procedures to improve its corporate governance practices, including the adoption of charters for the Audit Committee, the Compensation Committee and the newly created Nominating and Governance Committee. The charters for these three committees are designed to help the committees function more efficiently and with greater independence from the Board of Directors, which was one of the primary goals in the adoption of Sarbanes-Oxley. The members of each of these three committees are currently and, under the terms of the respective charters, will continue to be “independent” pursuant to standards adopted by NASDAQ. Further, the Board of Directors has determined that under the NASDAQ “independence” standards, a majority of the members of the Board of Directors is currently independent. The Board of Directors also has adopted a Code of Business Conduct and Ethics (the “Code”) which applies to all officers, directors and employees of the Company and the Bank. The Code addresses topics such as compliance with laws and regulations, honest and ethical conduct, conflicts of interest, confidentiality and protection of Company assets, fair dealing and accurate and timely periodic reports, and also provides for enforcement mechanisms. The administration of the Code has been delegated to the Nominating and Governance Committee of the Board of Directors.

The Bank

General. The Bank is an Ohio-chartered bank and member of the Federal Reserve System. The Bank is therefore regulated by the Division as well as the FRB. The regulatory agencies have the authority to regularly examine the Bank, which is subject to all applicable rules and regulations promulgated by its supervisory agencies. In addition, the deposits of the Bank are insured by the FDIC to the fullest extent permitted by law and, therefore, the Bank is subject to FDIC regulations.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. For the year ended December 31, 2004, Bank Insurance Fund (“BIF”) assessments ranged from 0.00% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2005, BIF assessment rates will continue to range from 0.00% of deposits to 0.27% of deposits. Because the bank is “well capitalized” for purposes of its deposit insurance premiums, it expects its FDIC BIF premium to continue to be the statutory minimum.

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

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by Savings Association Insurance Fund (“SAIF”) members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”), the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2004 the FICO assessment rate for both BIF and SAIF members was approximately 0.0146% of deposits. During the year ended December 31, 2004 the Bank paid approximately $13,800 in FICO assessments. For the first quarter of 2005, the annualized FICO assessment rate will be 0.0144%. Management expects the amounts paid for FICO assessments will increase as the Bank’s deposits continue to increase.

Capital Requirements. The FRB, Division and FDIC require banks and holding companies to maintain minimum capital ratios. The “risk-adjusted” capital guidelines for the Bank and the Company involve a mathematical process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the Bank’s and Company’s capital base. The rules set the minimum guidelines for the ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) at 8%. Tier 1 Capital is comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock less certain intangible items. At least half of the total capital is to be Tier 1 Capital. The remainder may consist of a limited amount of subordinated debt, other preferred stock, and a portion of the loan loss reserves (not to exceed 1.25% of risk-weighted assets). The Bank anticipates maintaining capital at a level sufficient to be classified as “well capitalized” pursuant to the Federal Reserve guidelines.

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

As of December 31, 2004, the Bank exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 10.2%, a Tier 1 risk-based capital ratio of 7.6% and a leverage ratio of 6.9%. As a result of the Corporation’s equity offering in the second half of 2000, the Bank, on January 2, 2001, issued $1,500,000 of subordinated debt to the Corporation. This debt is treated as Tier 2 capital (subject to certain limitations) for the Bank’s risk-based capital calculations. Also, as a result of the Company’s equity offering in 2004, the Company has approximately $900,000 available to invest in the Bank as the Bank needs additional capital.

The Bank has grown rapidly in its six-year history, and continued rapid growth will require it to consider capital strategies to support that growth. In 2003, the Company obtained a $3,000,000 line of credit through an unaffiliated financial institution. At the end of the third quarter of 2003, the Company borrowed $500,000 and invested the proceeds in the Bank as additional paid in capital. During the first quarter of 2004, the Company borrowed an additional $300,000 against the line of credit and invested the proceeds in the same manner. In October 2004 the Company paid down the $800,000 balance outstanding on the line of credit, bringing the available balance to its original amount of $3,000,000. By borrowing against the line of credit and then investing the funds into the Bank as capital, the Bank is able to manage its capital ratios. Other strategies that the Company could consider in the future include selling more common stock, issuing trust preferred securities or issuing subordinated debt at the Bank level.

In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution. These “prompt corrective action” provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases. Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination). At December 31, 2004, the Bank satisfied all requirements for inclusion in the “well capitalized” category.

Dividends. Ohio law and FRB provisions prohibit the Bank, without the prior approval of both the Division and the FRB, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. Accordingly, the Bank will have approximately $693,000, plus its net income in 2005, available to be paid as dividends to the Company. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2004.

Branching Authority. Ohio chartered banks have the authority under Ohio law to establish branches anywhere in the State of Ohio, subject to receipt of all required regulatory approvals. Additionally, in May 1997 Ohio adopted legislation “opting in” to the provisions of Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) which allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is also allowed by the Riegle-Neal Act and authorized by Ohio law.

Management and the Board, on an ongoing basis, evaluate selected growth opportunities, including branching. Several criteria are considered to be essential for an expansion, including: the area must have a large deposit base, the community must have a strong community identity; there should not be another community bank located in the same area; and there must be significant opportunities for profit.

After extensive study and evaluation throughout 2003, the Board authorized the Bank to pursue expansion into the Brecksville, Ohio market area. In December 2003, the Ohio Division of Financial Institutions approved the Bank’s application to establish a banking office in Brecksville. The City of Brecksville granted its approval for the project, and remodeling began in March 2004 of a building located at 8751 Brecksville Road. The Bank became the anchor tenant of this building in October 2004, leasing nearly half of the available square footage. This office has a Regional President and offers all of the services and amenities that are offered in the Medina banking office. There is also a local advisory board of directors that offers guidance and assistance.

Depositor Preference. The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non deposit creditors and shareholders of the institution.

Privacy Provisions of Gramm-Leach-Bliley Act. Under GLB, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of GLB affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Federal Home Loan Bank. The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. As a member of an FHLB, the Bank must maintain an investment in the capital stock of an FHLB in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank’s residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB.

Upon the origination or renewal of a loan or advance, each FHLB is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property not more than 90 days delinquent or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate-related collateral acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

Anti-Money Laundering Provisions of the USA Patriot Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was signed into law. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence community’s ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (a) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; and (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Fiscal and Monetary Policies. The Bank’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Bank is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the FRB have a material effect on the earnings of the Bank.

Additional and Pending Regulation. The Bank is also subject to federal regulation as to such matters as the maintenance of required reserves against deposits, limitations in connection with affiliate transactions, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement by the Bank of its own securities and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

Congress regularly considers legislation that may have an impact upon the operation of the Company and the Bank. At this time, the Company is unable to predict whether any proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

Item 1. Business-Statistical Disclosure

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.	The following are the average balance sheets for the years ending December 31:

	2004
	Average		Average
	Balance	Interest	Rate
ASSETS
Interest-earning assets
Federal funds sold and other short-term Funds	$4,909,047	$62,836	1.28%
Securities available for sale (at cost)	1,569,889	59,275	3.78
Federal Reserve Bank stock	195,767	11,744	6.00
Federal Home Loan Bank stock	255,587	10,559	4.13
Loans receivable and held for sale (1)	103,193,767	5,959,491	5.78

Total interest-earning assets	110,124,057	6,103,905	5.54
Noninterest-earning assets
Cash and due from banks	2,194,890
Unrealized gain (loss) on available-for-sale securities	6,655
Allowance for loan losses	(1,634,369)
Premises and equipment, net	834,891
Accrued interest receivable and other assets	1,416,403

	$112,942,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing transaction accounts	$6,431,519	38,612	0.60%
Savings and money market accounts	29,184,606	334,825	1.15
Certificates of deposit and IRAs	51,535,151	1,478,681	2.86
Other borrowings	548,361	19,235	3.51
Federal Home Loan Bank advances	4,100,273	153,204	3.74

Total interest-bearing liabilities	91,799,910	2,024,557	2.21

Noninterest-bearing liabilities
Demand deposits	11,322,887
Accrued interest payable and other liabilities	274,196

	103,396,993
Shareholders’ equity	9,545,534

	$112,942,527

Net interest income/spread		$4,079,348	3.33%

Net interest income as a percent of average interest earning assets			3.70%

Average interest earning assets to interest bearing liabilities	120.0%

(1)	Includes loan fees of $133,180. Nonaccrual loans are included in loans receivable at 0.00% interest.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

	2003
	Average		Average
	Balance	Interest	Rate
ASSETS
Interest-earning assets
Federal funds sold and other short-term Funds	$4,342,398	$44,457	1.02%
Securities available for sale (at cost)	1,748,694	69,110	3.95
Federal Reserve Bank stock	173,467	10,403	6.00
Federal Home Loan Bank stock	190,663	7,626	4.00
Loans receivable and held for sale (1)	84,946,590	5,113,721	6.02

Total interest-earning assets	91,401,812	5,245,317	5.74
Noninterest-earning assets
Cash and due from banks	1,798,639
Unrealized gain (loss) on available-for-sale securities	29,224
Allowance for loan losses	(1,243,004)
Premises and equipment, net	713,840
Accrued interest receivable and other assets	976,239

	$93,676,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing transaction accounts	$5,171,521	36,625	0.71%
Savings and money market accounts	26,376,390	207,613	0.79
Certificates of deposit and IRAs	40,021,146	1,281,809	3.20
Short-term borrowings	84,501	333	0.39
Other borrowings	129,167	4,198	3.25
Federal Home Loan Bank advances	3,200,000	135,010	4.22

Total interest-bearing liabilities	74,982,725	1,665,588	2.22

Noninterest-bearing liabilities
Demand deposits	10,251,709
Accrued interest payable and other liabilities	209,380

	85,443,814
Shareholders’ equity	8,232,936

	$93,676,750

Net interest income/spread		$3,579,729	3.52%

Net interest income as a percent of average interest earning assets			3.92%

Average interest earning assets to interest bearing liabilities	121.9%

(1)	Includes loan fees of $144,475. Nonaccrual loans are included in loans receivable at 0.00% interest.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

B.	The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

Volume Variance — change in volume multiplied by the previous year’s rate. Rate Variance — change in rate multiplied by the previous year’s volume. Rate/Volume Variance — change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Summary of Changes in Net Interest Income

	2004 vs. 2003			2003 vs. 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans receivable	$1,016,663	$(170,893)	$845,770	$1,126,576	$(423,554)	$703,022
Federal funds sold	11,779	12,019	23,798	(5,053)	(20,189)	(25,242)
Interest-bearing deposits in financial institutions	(4,399)	(1,021)	(5,420)	8,858	—	8,856
Securities available-for-sale	(6,848)	(2,988)	(9,836)	(50,833)	(21,169)	(72,002)
Federal Reserve Bank stock	1,340	—	1,340	235	—	235
Federal Home Loan Bank stock	2,675	258	2,933	2,011	(990)	1,021

Total interest-earning assets	1,021,210	(162,625)	858,585	1,081,794	(465,904)	615,890

Interest expense:
Interest-bearing transaction accounts	(8,087)	6,100	(1,987)	7,008	(24,622)	(17,614)
Savings and money market	(24,013)	(103,199)	(127,212)	(44,465)	(174,414)	(218,879)
Certificates of deposit and IRAs	(328,053)	131,184	(196,869)	594,791	(185,182)	409,609
Short-term funds	333	—	333	(881)	(828)	(1,709)
Other borrowings	(14,678)	(359)	(15,037)	4,198	—	4,198
FHLB borrowings	(34,894)	16,700	(18,194)	20,633	(167)	20,466

Total interest-bearing liabilities	(409,392)	50,426	(358,966)	581,284	(385,213)	(196,071)

Change in net interest income	$611,818	$(112,199)	$499,619	$500,510	$(80,691)	$419,819

II.	INVESTMENT PORTFOLIO

The amortized cost and estimated fair values of securities available for sale at December 31, 2004 and 2003 are as follows:

		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
2004
U.S. government sponsored agencies	$500,507	$1,658	$—	$502,165	3.78%
Mortgage-backed	708,446	430	(6,355)	702,521	3.68%

	$1,208,953	$2,088	$(6,355)	$1,204,686	3.72%

2003
U.S. government sponsored agencies	$758,810	$18,791	$—	$777,601	3.75%
Mortgage-backed	955,881	1,215	(935)	956,161	3.77%

	$1,714,691	$20,006	$(935)	$1,733,762	3.76%

Maturities of Investment Securities
		Weighted
	Fair	Average
	Value	Yield
U.S. government sponsored agencies	$502,165	3.78%
Due in one year or less	$502,165	3.78%
Due in one to five years	—
Due in five to ten years	—
Mortgage-backed	702,521	3.68%

	$1,204,686	3.72%

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

III.	LOAN PORTFOLIO

A.	Types of Loans — Total loans on the balance sheet are comprised of the following classifications at December 31, 2004 and 2003.

	2004	2003
Commercial	$92,455,886	$84,199,271
Home equity lines of credit	9,857,867	8,415,148
Residential mortgage and construction	821,658	1,390,523
Consumer installment	1,308,084	1,248,743
Credit card and other	291,760	294,601

	$104,735,255	$95,548,286

Concentrations of Credit Risk: Western Reserve Bank grants commercial, residential real estate mortgage and installment loans to businesses and individuals mainly in Medina and contiguous counties in Ohio. Commercial loans include loans collateralized by business assets. At December 31, 2004, commercial loans secured by real estate make up approximately 56.2% of the loan portfolio. Other commercial loans to businesses comprise 32.1% of total loans, and are expected to be repaid from cash flows from operations of the businesses. Variable rate home equity lines of credit make up approximately 9.3% of the loan portfolio and are collateralized by residential real estate. Residential mortgage and construction loans are 0.8% of the loan portfolio and are secured primarily by first mortgages on residential property. Installment and credit card loans to individuals make up approximately 1.5% of the loan portfolio and are primarily collateralized by consumer assets or are unsecured. At December 31, 2004, approximately 2.2% of the Bank’s total loan portfolio was unsecured.

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates — The following table shows the maturity distribution and sensitivity to changes in interest rates of loans outstanding as of December 31, 2004. Fixed rate loans are presented based on their maturity date, and variable rate loans with floating or adjustable interest rates are included based on their earliest repricing opportunity.

Loan Maturities and Sensitivity to Changes in Interest Rates

	Within	1-5	After
	1 year	years	5 years	Total
Commercial	$66,945,935	$25,127,863	$382,088	$92,455,886
Home equity lines of credit	9,857,867	—	—	9,857,867
Residential mortgage and construction	459,470	115,710	246,478	821,658
Consumer installment	956,503	284,574	67,007	1,308,084
Credit card and other	291,760	—	—	291,760

	$78,511,535	$25,528,147	$695,573	$104,735,255

Of the loans due after one year, approximately $19,943,000 have variable interest rates, and $6,280,000 have fixed interest rates.

C.	Risk Elements

1.	Nonaccrual, Past Due, Restructured and Impaired Loans — The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31.

		2004	2003
(a)	Loans accounted for on a nonaccrual basis	$1,114,668	$1,126,075
(b)	Accruing loans which are contractually past due 90 days or more as to interest or principal payments	—	—
(c)	Loans not included in (a) or (b) which are “Troubled Debt Restructurings” as defined by Statement of Financial Accounting Standards No. 15	—	—
(d)	Other loans defined as “impaired”	174,884	183,346

		$1,289,552	$1,309,521

	Percentage of allowance to non-performing loans	125%	115%

III.	LOAN PORTFOLIO (continued)

Management believes the allowance for loan losses at December 31, 2004 is adequate to absorb probable losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on loss experience of comparable companies, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

2004
Gross interest income that would have been recorded in 2004 on nonaccrual loans outstanding at December 31, 2004 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period	$119,356

Interest income actually recorded on nonaccrual loans and included in net income for the period	$4,178

Interest income not recognized during the period	$115,178

Discussion of the Nonaccrual Policy

The accrual of interest income is discontinued when the collection of a loan’s principal or interest, in whole or in part, is doubtful. When interest accruals are discontinued, interest income accrued in the current period is reversed. In general, while loans which are past due 90 days or more as to interest or principal payments are considered for nonaccrual status, management may elect to continue the accrual of interest when the estimated net realizable value of collateral, in management’s judgment, is sufficient to cover the principal balance and accrued interest and the loan is in process of collection.

2.	Potential Problem Loans

As of December 31, 2004, in addition to the $1,289,552 of loans reported under Item III, C.1., there are $-0- in other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C.1 at some future date. There were no loans classified for regulatory purposes as loss, doubtful or substandard that have not been disclosed in Section 1 above.

3.	Foreign Loans Outstanding

None

4.	Loan Concentrations

As of December 31, 2004, commercial loans to entities classified as real estate holding companies comprise $21,821,000, or 20.8% of the total loan portfolio. However, this category includes a significant proportion of loans for buildings that are owner-occupied, and that are classified as real estate holding companies solely because the owner of the operating company has formed a real estate holding company for the single purpose of owning the building that they then lease to their operating company.

III. LOAN PORTFOLIO (continued)

D.	Other Interest-Bearing Assets

There are no other interest-bearing assets as of December 31, 2004 that would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2004	2003
Loans
Loans outstanding at end of period	$104,735,255	$95,548,288

Average loans outstanding during period	$102,726,927	$84,946,590

Allowance for loan losses
Balance at beginning of period	$1,502,688	$1,042,309

Loans charged-off
Commercial	1,321,207	—
Residential mortgage and construction	—	—
Consumer installment	—	—
Credit card	—	—

	1,321,207	—
Recoveries of loans previously charged-off
Commercial	99,688	24,979
Residential mortgage and construction	—	—
Consumer installment	—	4,300
Credit card	—	—

	99,688	29,279

Net loans charged-off (recoveries)	1,221,519	(29,279)
Provision for loan losses	1,324,764	431,100

Balance at end of period	$1,605,933	$1,502,688

Ratio of net charge-offs during the period to average loans outstanding during the period	1.19%	(0.03)%

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

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

			Percentage of Loans in
			Each Category to
	Allowance Amount		Total Loans
	2004	2003	2004	2003
Commercial	$1,526,102	$1,428,543	88.3%	88.1%
Home equity lines of credit	49,289	42,076	9.4	8.8
Residential mortgage & construction	2,465	4,918	0.8	1.5
Installment and credit card loans to individuals	28,000	27,058	1.5	1.6
Unallocated	77	93	0.0	0.0

Total	$1,605,933	$1,502,688	100.0%	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.	DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the year ended December 31:

	2004		2003
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$11,322,887	0.00%	$10,251,709	0.00%
Interest bearing demand deposits	6,431,519	0.60	5,171,521	0.71
Savings and money market accounts	29,184,606	1.14	26,376,390	0.79
Certificates of deposit and IRAs	51,535,151	2.86	40,021,146	3.20

	$98,474,163	1.88	$81,820,766	1.86

At December 31, 2004, the Bank had $18,598,678 of time certificates of deposit of $100,000 or more outstanding. Remaining maturities of these time deposits are as follows:

Three months or less	$9,566,727
Over three through six months	504,702
Over six through twelve months	1,054,556
Over twelve months	7,472,693

$18,598,678

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2004	2003
Average total assets	$112,943,000	$93,677,000
Average shareholders’ equity	$9,546,000	$8,233,000
Net income	$24,480	$623,060
Return on average total assets	0.02%	0.67%
Return on average shareholders’ equity	0.25%	7.57%
Cash dividends declared	$0.00	$0.00
Dividend payout percentage	n/a	n/a
Average shareholders’ equity to average total assets	8.45%	8.79%

VII.	SHORT-TERM BORROWINGS

The Company did not have any reportable categories of short-term borrowings during or at the end of the reported periods.

Item 2. Description of Property

The Company leases premises for the Bank’s main office at 4015 Medina Road, Suite 100, Medina, Ohio, which also serve as the Company’s corporate headquarters. The leased premises consist of approximately 7,884 square feet of a three-story multi-tenant brick building constructed in 1998 with ample parking. The building is located on State Route 18, a major thoroughfare in Medina, approximately 1.5 miles west of Interstate 71 and 1 mile east of downtown Medina. The Bank has five interior teller stations (two of which are sit-down teller desks, and three of which are traditional stand-up teller counters), a two-lane drive-through, a drive-up ATM and a night depository facility.

During 2002, the Bank leased additional office space in an adjacent building in the same office complex to accommodate the growth of the commercial lending department. There are approximately 2,500 square feet in this area.

In February 2004, the Bank leased approximately 3,900 additional square feet of office space adjacent to its headquarters at 4015 Medina Road, and the Loan Department moved back into the main building. The Bank sublet this space to its previous occupant for four months and offset the rent expense with rental income of $39,160.

The leases described above have a primary term of ten years with options for two five-year extensions. The annual lease payment was $233,303 for 2004 and $139,884 for 2003, and is subject to increases each subsequent year. The facility is leased under an operating lease from a member of the Board of Directors. Refer to Note 5 on page 19 of the Company’s 2004 Annual Report to Shareholders (incorporated herein by reference) for additional discussion about the lease.

On October 4, 2004, the Company opened a second full-service facility located at 8751 Brecksville Road, Brecksville, Ohio. The Bank entered into an operating lease agreement with an unrelated entity for approximately 5,600 square feet of space for this location. The lease is for a term of ten years beginning October 1, 2004, with two five-year renewal options. Rent for the first twelve months under the lease is $150,924, with a provision for annual increases of two percent.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s Common Stock was held by approximately 566 holders of record as of December 31, 2004, and is not listed any stock exchange and is not traded over the counter. The stock, which has not yet been assigned a symbol, trades in private transactions facilitated by Robert W. Baird & Co. (“Baird”). Baird does not make a market but acts as a liaison between buyers and sellers of the Company’s common stock. The Company’s representative at Baird is Richard Comstock and shareholders may contact him at 877-792-7868. To date there has been no regular and liquid market for the common stock, and there can be no assurance that a regular and liquid trading market will develop in the foreseeable future.

During 2004, there were five transactions of the Company’s common stock reported by Baird in the Company’s stock. Four of these transactions occurred in early 2004 at $26.00 per share and one at $30.00 per share in November, 2004. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Certain other private transactions may have occurred during the periods indicated of which the Company has no knowledge.

The Company will file a Registration Statement on Form 8-A with the SEC prior to April 30, 2005 to register its common shares under Section 12(g) of the 1934 Act.

The Company began an offering of up to 83,333 shares of its common stock on May 15, 2004. The offering price was $30.00 per share. The offering closed on November 30, 2004. In the fourth quarter of 2004, 28,222 shares were issued under the offering. A total of 66,622 shares were issued in the offering. The Company did not employ an underwriter or broker to sell the shares. Instead, the shares were sold directly by the Company through its officers and directors without the payment of any commissions.

The shares sold pursuant to this offering were not registered under the Federal securities laws in reliance upon Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated thereunder, which provides an exemption from registration for sales made solely to residents of the State of Ohio. A registration statement on Form 6(A)(1) was filed on May 3, 2004, with the Ohio Division of Securities pursuant to Section 1707.06(A)(1) of the Ohio Revised Code. Because of the requirements of Rule 147, the shares issued under the offering cannot be sold outside of the State of Ohio for nine (9) months after issuance. A copy of the legend to be placed on the shares is attached hereto as Exhibit 4.2.

The proceeds raised through the sale of the shares in the offering will be used for general corporate purposes. The majority of the proceeds will be used to augment the capital of Western Reserve Bank, the Company’s wholly owned commercial bank subsidiary.

The Company also has a nonqualified stock option plan, the Western Reserve Bancorp, Inc. 1998 Stock Option Plan, as Amended. During the fourth quarter of 2004, there were 250 shares of the Company’s common stock issued at $20.00 per share through the exercise of a stock option under the Plan.

The shares reserved for issuance under this plan have not been registered under the Federal securities laws, and any issuances under this plan are made in reliance upon Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated thereunder. Because of the requirements of Rule 147, the shares issued under the offering cannot be sold outside of the State of Ohio for nine (9) months after issuance. A copy of the legend to be placed on the shares issued under this plan is attached hereto as Exhibit 4.2.

No cash or other dividends were declared or paid since the Company’s inception on February 25, 1997. The Company expects that all Company and Bank earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, the Company will probably be largely dependent upon dividends paid by the Bank for funds to pay dividends on the Common Stock. It is also possible, however, that the Company could pay dividends in the future generated from investment income and other activities of the Company.

Under Ohio law, the Bank will be restricted as to the maximum amount of dividends it may pay on its Common Stock. For additional discussion regarding dividend restrictions, please refer to the discussion regarding Supervision and Regulation in Part I of this Form 10-KSB.

Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

The information on pages 33-44 of the Company’s 2004 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis” is incorporated by reference.

Item 7. Financial Statements

The following financial statements and related notes from the 2004 Annual Report to Shareholders are incorporated by reference:

Annual Report
Page No.
Report of Independent Registered Public Accounting Firm	6
Consolidated Balance Sheets	7
Consolidated Statements of Income	8
Consolidated Statements of Changes in Shareholders’ Equity	9
Consolidated Statements of Cash Flows	10
Notes to Consolidated Financial Statements	11-31

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Western Reserve Bancorp, Inc.’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(d) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Western Reserve Bancorp, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

There are no matters to be reported under this item.

PART III

Item 9. Directors and Executive Officers of the Registrant

A.	Directors. The information on pages 5-7 of the Company’s 2004 Proxy Statement under the caption “Election of Directors” is incorporated by reference.

B.	Executive Officers. The information on page 11 of the Company’s 2004 Proxy Statement regarding the Executive Officers of the Company is incorporated by reference.

C.	“Audit Committee Financial Expert.” The Company’s Board of Directors has determined that C. Richard Lynham, Chairman of the Audit Committee, is a “financial expert” as defined under the regulations promulgated under the Sarbanes-Oxley Act and is “independent” in accordance with Rule 4200(1) of the National Association of Securities Dealers (“NASD”) listing standards.

D.	Code of Ethics. As noted above in Part I, Item 1, the Company has adopted a Code of Ethics and Business Conduct applicable to the Company’s Chief Executive Officer, the Chief Financial Officer, the principal accounting officer and other senior financial officers performing accounting, auditing, financial management or similar functions. A copy of the Code of Ethics and Business Conduct is available free of charge upon request. Shareholders desiring a copy of the Code should address written requests to Ms. Cynthia A. Mahl, Senior Vice President, Chief Financial

Officer and Secretary, Western Reserve Bancorp, Inc., 4015 Medina Road, P.O. Box 585, Medina, Ohio 44258-0585. A copy of the Company’s Code was attached to the 2003 Form 10-KSB as Exhibit 14.

Item 10. Executive Compensation

The information on pages 12-14 of the 2004 Proxy Statement under the caption “Compensation of Executive Officers” is incorporated by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information on page 5 of the 2004 Proxy Statement, under the caption “Beneficial Ownership” is incorporated by reference.

The information on page 7 of the 2004 Proxy Statement under the caption “Election of Directors” is incorporated by reference.

The Company has a nonqualified stock option plan that provides for up to 100,000 shares of the Company’s common stock to be available for grant to officers, employees, directors and others. The exercise price is at least the market price at date of grant. The maximum option term is ten years, and options vest over three years as follows: 25% one year from the grant date, 50% after two years, and 100% after three years. As of December 31, 2004, the following equity securities are authorized for issuance under the plan:

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
	rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	n/a	0
Equity compensation plans not approved by security holders	92,162	$23.09	7,588
Total	92,162	$23.09	7,588

The Plan provides for adjustment of the number of shares in the event the outstanding shares of stock of the Company are changed into or exchanged for a different number or kind of shares by reason of any merger, consolidation, reorganization, recapitalization, combination, stock split or stock dividend.

Item 12. Certain Relationships and Related Transactions

The information on page 14 of the 2004 Proxy Statement under the caption “Transactions with Management and Others” is incorporated by reference.

Item 13. Exhibits

The Exhibit Index that immediately follows the signature page to this Form 10-KSB is incorporated by reference. The exhibits required to be filed with this Form 10-KSB are included with this Form 10-KSB and are located immediately following the Exhibit Index to this Form 10-KSB.

Item 14. Principal Accountant Fees and Services

The information on page 11 of the 2004 Proxy Statement under the caption “Audit Fees” is incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2005.

WESTERN RESERVE BANCORP, INC.

By:	/s/ Edward J. McKeon
Edward J. McKeon, President, Chief
Executive Officer and Director

By:	/s/ Cynthia A. Mahl
Cynthia A. Mahl, Senior Vice President,
Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 30, 2005.

/s/ P.M. Jones	/s/ Edward J. McKeon
P.M. Jones, Chairman of the Board	Edward J. McKeon, President, Chief
Executive Officer and Director

/s/ Roland H. Bauer	/s/ Bijay K. Jayaswal
Roland H. Bauer, Director	Bijay K. Jayaswal, Director

/s/ Ray E. Laribee	/s/ C. Richard Lynham
Ray E. Laribee, Director	C. Richard Lynham, Director

/s/ R. Hal Nichols	/s/ Rory H. O’Neil
R. Hal Nichols, Director	Rory H. O’Neil, Director

/s/ Michael R. Rose	/s/ Glenn M. Smith
Michael R. Rose, Director	Glenn M. Smith, Director

/s/ Thomas A. Tubbs
Thomas A. Tubbs, Director

WESTERN RESERVE BANCORP, INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)

3.2	Code of Regulations of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)

4.2	Legend to be Placed on Certificates Representing Shares Issued Pursuant to Offerings Exempt From Registration Under the Federal Securities Law

10.1	Employment Agreement of Edward J. McKeon, Dated December 14, 2001. (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on April 1, 2002)

10.2	Lease Agreement by and between Michael Rose DBA Washington Properties and Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 31, 1999)

10.3	Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of April 20, 2000 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 13, 2000)

10.4	Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June 18 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)

10.5	Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June 18 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)

10.6	Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May 5, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)

10.7	Western Reserve Bank Supplemental Executive Retirement Plan, dated May 15, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)

10.8	Western Reserve Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2003)

10.9	Lease Agreement by and between Western Reserve of Brecksville, LLC and Western Reserve Bank

11	Statement re: Computation of Per Share Earnings (incorporated by reference to page 31 of the Company’s 2004 Annual Report to Shareholders)

13.1	2004 Annual Report to Shareholders (Except for sections incorporated by reference into this Form 10-KSB, the Annual Report to Shareholders shall not be deemed to be “filed” with the Commission.)

14	Western Reserve Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2004)

21.1	Subsidiary of Western Reserve Bancorp, Inc.

23	Consent of Crowe Chizek and Company LLC

Exhibit No.	Description of Exhibits

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

99.3	Proxy Statement and form of proxy for the Annual Meeting of Shareholders to be held April 27, 2005. (incorporated by reference to the Company’s Form 14A filed with the Commission on March 28, 2005) (Except for sections incorporated by reference into this Form 10-KSB, the proxy materials shall not be deemed to be filed with the Commission.)