Form 10QSB
period 2005-03-31
WESTERN RESERVE BANCORP INC
filed 2005-05-16
CIK 1051473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2005

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

Commission file number 333-43361

WESTERN RESERVE BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

Ohio	31-1566623

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4015 Medina Road, Suite 100, P.O. Box 585, Medina, Ohio 44256

(Address of principal executive offices)

(330) 764-3131

Issuer’s telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes  ☑   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, no par value, $1.00 stated value

(Class of Stock)

456,382 common shares

(number of shares outstanding as of May 6, 2005)

Transitional Small Business Disclosure Format (Check one):                Yes  ☐   No  ☑

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
Quarter ended March 31, 2005

Page
PART I—Financial Information

ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	3

Consolidated Statements of Income for the three months ended March 31, 2005 and 2004	4

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2005 and 2004	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	6

Notes to Consolidated Financial Statements	7

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3 CONTROLS AND PROCEDURES	26

PART II—Other Information	27

SIGNATURES	30
EX-4.2 Legend for Certificates
EX-10.10 First Amendment to Loan Agreement
EX-31.1 Certification 302 - CEO
EX-31.2 Certification 302 - CFO
EX-32.1 Certification 906 - CEO
EX-32.2 Certification 906 - CFO

WESTERN RESERVE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2005	2004
Assets
Cash and due from financial institutions	$2,473,437	$2,059,119
Federal funds sold and other short-term funds	2,798,000	4,877,000

Cash and cash equivalents	5,271,437	6,936,119

Securities available for sale	1,336,259	1,204,686
Loans held for sale	—	250,835

Loans	107,788,154	104,735,255
Allowance for loan losses	(1,630,833)	(1,605,933)

Loans, net	106,157,321	103,129,322
Federal Reserve Bank stock	198,300	198,300
Federal Home Loan Bank stock	281,900	278,900
Premises and equipment, net	1,397,791	1,371,248
Accrued interest receivable and other assets	1,960,851	1,880,740

Total Assets	$116,603,859	$115,250,150

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$12,802,380	$12,668,555
Interest-bearing	90,199,659	89,158,414

Total deposits	103,002,039	101,826,969
Federal Home Loan Bank advances	2,500,000	2,500,000
Accrued interest payable and other liabilities	314,772	307,252

Total Liabilities	105,816,811	104,634,221

Shareholders’ Equity
Common stock, without par value, $1 stated value:
750,000 shares authorized; 455,882 and 455,624 shares issued and outstanding as of March 31, 2005 and December 31, 2004	455,882	455,624
Additional paid-in capital	9,491,313	9,484,470
Retained earnings	853,811	678,651
Accumulated other comprehensive (loss)	(13,958)	(2,816)

Total Shareholders’ Equity	10,787,048	10,615,929

Total Liabilities and Shareholders’ Equity	$116,603,859	$115,250,150

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended March 31,
	2005	2004
Interest income
Loans, including fees	$1,653,360	$1,385,573
Securities	18,033	21,553
Federal funds sold and other short-term funds	27,170	7,731

	1,698,563	1,414,857
Interest expense
Deposits	562,144	437,551
Borrowings	20,034	42,116

	582,178	479,667

Net interest income	1,116,385	935,190
Provision for loan losses	28,900	63,400

Net interest income after provision for loan losses	1,087,485	871,790
Noninterest income
Service charges on deposit accounts	28,551	29,004
Net gains on sales of loans	77,839	1,492
Other	41,306	31,196

	147,696	61,692
Noninterest expense
Salaries and employee benefits	484,804	396,147
Premises and equipment, net	194,179	95,772
Data processing	74,267	56,973
Professional fees	79,831	56,277
Taxes other than income and payroll	26,309	24,232
Community and shareholder relations and contributions	15,761	17,822
Supplies, printing and postage	21,682	16,541
Other	74,414	64,102

	971,247	727,866

Income before income taxes	263,934	205,616
Income tax expense	88,773	69,177

Net income	$175,161	$136,439

Average shares outstanding (basic)	455,676	388,052

Average shares outstanding (diluted)	470,948	397,343

Basic income per share	$0.38	$0.35

Diluted income per share	$0.37	$0.34

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
	2005	2004
Net income	$175,161	$136,439
Other comprehensive income, net of tax:
Unrealized gains/(losses) on securities arising during the period	(11,142)	(880)

Comprehensive income	$164,019	$135,559

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$175,161	$136,439
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	28,900	63,400
Depreciation	43,349	23,469
Net amortization of securities	1,742	3,078
Loans originated for sale	(1,271,050)	(850,311)
Proceeds from sales of loan originations	1,348,889	374,692
Gains on sales of loans	(77,839)	(1,492)
Federal Home Loan Bank stock dividends	(3,000)	(2,000)
Net change in:
Interest receivable	(15,766)	(53,186)
Interest payable	(9,896)	2,717
Other assets	(64,345)	(210,012)
Other liabilities	17,416	63,839

Net cash from operating activities	173,561	(449,367)

Cash flows from investing activities
Available for sale securities:
Purchases	(437,447)	—
Maturities, repayments and calls	292,989	40,682
Purchase of Federal Home Loan Bank stock	—	(42,200)
Net increase in loans	(2,806,064)	(4,605,523)
Purchases of premises and equipment	(69,892)	(10,271)

Net cash from investing activities	(3,020,414)	(4,617,312)

Cash flows from financing activities
Net increase in deposits	1,175,070	5,597,978
Proceeds from Federal Home Loan Bank advances	—	2,500,000
Proceeds from other borrowings	—	300,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	4,761	—
Proceeds from exercise of stock options	2,340	—

Net cash from financing activities	1,182,171	8,397,978

Change in cash and cash equivalents	(1,664,682)	3,331,299
Cash and cash equivalents at beginning of period	6,936,119	6,289,363

Cash and cash equivalents at end of period	$5,271,437	$9,620,662

Supplemental cash flow information:
Interest paid	$583,074	$476,950
Income taxes paid	—	116,000

Supplemental disclosure of noncash investing activities:
Non cash transfer from loans originated for sale to loans	$250,835	$—

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2005

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Bank, which commenced operations on November 6, 1998, is chartered by the State of Ohio, and is a member of the Federal Reserve System. The Bank operates full-service locations in Medina and Brecksville, Ohio and two satellite offices in retirement communities in Medina. Customer deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (FDIC). The Company is a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended.

Nature of Business: The Bank offers a full range of traditional banking services to consumers and businesses located primarily in Medina, Cuyahoga and surrounding counties. All of the financial service operations are considered by management to be aggregated in one reportable operating segment, commercial banking.

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

Use of Estimates in Preparation of Financial Statements: In preparing financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. Areas involving the use of management’s estimates and assumptions include the allowance for loan losses, the realization of deferred tax assets and the depreciation of premises and equipment.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is the opinion of management that all adjustments necessary for a fair presentation have been made and that all adjustments were of a normal recurring nature. The Annual Report of the Company for the year ended December 31, 2004 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

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

	Three months ended March 31,
	2005	2004
Net income as reported	$175,161	$136,439
Deduct: stock based compensation expense determined under fair value based method	(720)	(2,115)

Pro forma net income	$174,441	$134,324

Basic earnings per share as reported	$0.38	$0.35
Pro forma basic earnings per share	$0.38	$0.35

Diluted earnings per share as reported	$0.37	$0.34
Pro forma diluted earnings per share	$0.37	$0.34

No options were granted in 2004 or the first three months of 2005.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings per share are computed as follows:

	Three months ended March 31,
	2005	2004
Numerator:
Net income	$175,161	$136,439

Denominator:
Denominator for basic earnings per share— weighted average shares	455,676	388,052
Effect of dilutive securities:
Nonqualified stock options	15,272	9,291

Denominator for diluted earnings per share	470,948	397,343

Basic earnings per share	$0.38	$0.35

Diluted earnings per share	$0.37	$0.34

Reclassifications: For comparative purposes, certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005

NOTE 2 — LOANS

Loans at March 31, 2005 and December 31, 2004, were as follows:

	March 31,	December 31,
	2005	2004
Commercial real estate	$56,072,103	$51,972,391
Commercial business	16,144,971	16,602,755
Commercial lines of credit	16,612,276	16,981,850
Commercial construction	6,207,929	6,898,890
Home equity	10,288,502	9,857,867
Residential mortgage and construction	958,348	821,658
Consumer installment	1,229,392	1,308,084
Credit card and other	274,633	291,760

	$107,788,154	$104,735,255

Activity in the Allowance for Loan Losses for the three months ended March 31, 2005 and 2004, was as follows:

	Three months ended March 31,
	2005	2004
Beginning balance	$1,605,933	$1,502,688
Loans charged off	(4,000)	—
Recoveries	—	—
Provision for loan losses	28,900	63,400

Ending balance	$1,630,833	$1,566,088

At March 31, 2005 and December 31, 2004, loans totaling $1,118,194 and $1,114,668 were in nonaccrual status. There were no other loans more than 90 days past due. Impaired loans totaled $1,259,412 at March 31, 2005 and $1,289,553 at December 31, 2004.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005

NOTE 3 — DEPOSITS

Deposits at March 31, 2005 and December 31, 2004, were as follows:

	March 31,	December 31,
	2005	2004
Noninterest-bearing demand	$12,802,380	$12,668,555
Interest-bearing demand	5,777,629	6,770,262
Market Rate Savings	35,300,089	34,762,160
Time under $100,000	29,265,737	29,027,314
Time $100,000 and over	19,856,204	18,598,678

	$103,002,039	$101,826,969

At March 31, 2005, the Bank had $17,923,000 in national market certificates of deposit, primarily in amounts of $99,000. As of December 31, 2004, the Bank had $19,136,000 in national market CDs.

NOTE 4—FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At March 31, 2005 and December 31, 2004, advances from the Federal Home Loan Bank were as follows:

	March 31,	December 31,
	2005	2004
Maturing March 2009, fixed rate advance at 3.25%	$2,500,000	$2,500,000

	$2,500,000	$2,500,000

Interest is payable monthly, and the advance is payable at its maturity date, with prepayment penalties for early payment. The advance is collateralized by approximately $3,385,000 of loans secured by first mortgages on 1-4 family residential properties and $281,900 of FHLB stock under a blanket lien agreement.

In May 2003, the Company entered into a line of credit agreement with another financial institution to obtain funding to provide capital to the Bank as needed. The line allows the Company to borrow up to $3,000,000 at 0.75% below the prime rate. In the first quarter of 2005, the line’s maturity date was extended to June 30, 2005. The line is secured by 100% of the stock of the Bank.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005

NOTE 4—FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS (continued)

There are certain covenants on the line relating to the Company’s and the Bank’s operating performance and capital status. As of December 31, 2004, the Company was in violation of the covenant that requires that the annual net income of the Bank must not be less than $200,000. As a result of the loan charge-off that was recorded as of December 31, 2004, the Bank’s net income for 2004 was $52,638. The lender has granted a waiver of this covenant violation.

During 2003 and 2004, the Company borrowed a total of $800,000 against this line and invested the proceeds in the Bank as additional paid in capital. In October 2004, the Company paid off the outstanding balance, bringing the available balance to its original amount of $3,000,000 as of December 31, 2004. The Company did not borrow against this line of credit during the first quarter of 2005.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at March 31, 2005, to that of December 31, 2004, and the results of operations for the three months ended March 31, 2005 and 2004. You should read this discussion in conjunction with the interim financial statements and footnotes included herein.

Certain statements contained in this report that are not historical facts are forward looking statements subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The Company’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, the interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

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

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

FINANCIAL CONDITION

Assets

Total assets as of March 31, 2005 increased 1.2%, or $1,353,709, to $116,603,859, compared with $115,250,150 at December 31, 2004.

Cash and cash equivalents decreased $1,664,682 to $5,271,437 at March 31, 2005, from $6,936,119 at December 31, 2004. The decrease is primarily due to the use of Federal funds sold to fund the increase in loans.

As of March 31, 2005, there were approximately $250,000 of securities of U.S. government-sponsored enterprises, $662,000 of mortgage-backed securities and $423,000 of tax-exempt municipal bonds in the available-for-sale securities portfolio. During the first quarter of 2005, the Bank purchased two tax-exempt municipal bonds with the proceeds of a matured security and Fed funds sold. There were gross unrealized gains of $1,476 and gross unrealized losses of $22,625 in the available-for-sale securities portfolio as of March 31, 2005. None of the losses was judged to be other than temporary. As of March 31, 2005, the maturity dates of the agency securities and municipal bonds ranged from May 2005 to December 2020.

The primary reason for the growth in total assets was an increase in loans. Total loans at March 31, 2005, were $107,788,154, an increase of $3,052,899, or 2.9% when compared to $104,735,255 at December 31, 2004. Most of the net loan growth in the first three months of 2005 was in the commercial loan sector. This growth was mainly attributable to commercial real estate loans, which increased approximately $4,100,000, offset by minimal decreases in commercial lines of credit of $370,000 and in commercial business loans of $458,000. As of March 31, 2005, commercial loans totaled $95,037,000, or 88.2% of total loans.

Home equity lines of credit also increased, by $460,635, or 4.4%, primarily due to a promotion of home equity lines during the first quarter of 2005, as well as efforts to cross-sell home equity lines when originating or refinancing first mortgage loans. At March 31, 2005, home equity lines and residential real estate loans totaled $11,246,850, or 10.4% of total loans, and consumer installment and credit card loans were $1,504,025, or 1.4% of the loan portfolio.

As of March 31, 2005, there were no loans classified as held for sale. The commercial construction loan that was designated as held for sale as of December 31, 2004 in the amount of $250,835 was moved back into the Bank’s portfolio during the first quarter of 2005 due to the expiration of the purchaser’s commitment as a result of the borrower’s delay in construction due to the weather.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

FINANCIAL CONDITION (continued)

Management anticipates that loan demand will remain strong, especially in the commercial loan segment. The loan-to-deposit ratio as of March 31, 2005, was 104.6%, compared to 102.9% at December 31, 2004, and the loan-to-assets ratio was 92.4% at March 31, 2005, compared to 90.9% at December 31, 2004. Management expects that the loan-to-deposit ratio throughout the rest of 2005 will remain in the range of 100%-105% and the loan-to-assets ratio will be between 90% to 95%.

Of the total loans at March 31, 2005, approximately $96,750,000 or 89.8% are at a variable rate of interest, and $11,038,000 or 10.2% are fixed rate. Including scheduled principal repayments, approximately $75,053,000, or 69.6%, of loans mature or are scheduled to reprice within twelve months. Only $791,372 of total loan principal matures or reprices in more than five years.

The Bank owns a single-premium cash-surrender value life insurance policy on the Chief Executive Officer. The Bank is the owner and sole beneficiary of this policy. This is a tax-advantaged instrument in that the increases in cash surrender value and the eventual death benefit under the policy are not taxable income to the Bank. The income from this policy is intended to help offset the cost of providing a supplemental retirement plan for the Chief Executive Officer. As of March 31, 2005, the cash surrender value of the policy was $542,498.

Liabilities

Deposits increased to $103,002,039 at March 31, 2005, an increase of $1,175,070, or 1.2%, over the $101,826,969 at December 31, 2004. Deposits at March 31, 2005 consisted of $12,802,380 or 12.4% in noninterest-bearing demand deposits, $5,777,629 or 5.6% in interest-bearing NOW accounts, $35,300,089 or 34.3% in variable-rate savings and money market accounts (known as Market Rate Savings Accounts), $44,188,668 or 42.9% in time deposits, and $4,933,273 or 4.8% in Individual Retirement Arrangements.

Included in the time deposits total is $17,922,815 of national market CDs, primarily from other banks and credit unions, in increments of $99,000 or $100,000, with terms ranging from one year to five years, and rates ranging from 2.05% to 5.25%. As of March 31, 2005, the weighted average rate of these CDs was 3.58% and the weighted average remaining maturity was 22.9 months. At December 31, 2004, there was $19,136,337 in national market CDs. Although management believes these CDs were obtained at market rates at the time they were originated, they may be more vulnerable to price sensitivity than local deposits.

Management expects deposits to grow at a faster rate in 2005 than in 2004, primarily because of the opening in October 2004 of the Bank’s new-full service Brecksville location. By March 31, 2005, Brecksville had a total of $12,497,870 in deposits, mostly in Market Rate Savings accounts.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

FINANCIAL CONDITION (continued)

The Bank has the ability to obtain additional funding through the Federal Home Loan Bank. In March 2004, the Bank obtained a $2,500,000, five-year fixed rate advance. The interest rate is 3.25%, and the advance matures on March 10, 2009. Interest is payable monthly, and the advance is payable at maturity, with prepayment penalties for early payment. The advance is collateralized by approximately $3,385,000 of loans secured by first mortgages on 1-4 family residential properties and $281,900 of FHLB stock under a blanket lien agreement. During 2004 the Bank repaid two fixed rate FHLB advances at their maturity. In June 2004 the Bank repaid a $4.28% fixed rate FHLB advance in the amount of $1,700,000 and in October 2004 it repaid a 4.15% fixed rate FHLB advance in the amount of $1,500,000.

In 2003, the Company obtained a $3,000,000 line of credit from an unaffiliated bank. Please refer to Note 4 and the discussion beginning on page 21 of this report, under the caption “Liquidity and Capital Resources,” for additional information.

Shareholders’ Equity

Total shareholders’ equity increased $171,119, to $10,787,048 at March 31, 2005, from $10,615,929 at December 31, 2004. This increase was a result of net income of $175,161 for the first three months of 2005, the issuance of common stock from the exercise of employee stock options in the amount of $2,340 and the issuance of stock under the employee stock purchase plan totaling $4,761, offset by the decrease in the fair value of available-for-sale securities, net of tax, of $11,142.

During 2004, the Company sold an additional 66,622 shares of common stock in an intra-state offering of the Bank’s common stock. The offering resulted in net proceeds, net of offering costs, of approximately $1,968,000.

RESULTS OF OPERATIONS

Overview

Net income for the first three months of 2005 was up $38,722, to $175,161, or $.38 per basic share, from the $136,439, or $.35 per basic share earned in the same period in 2004. The primary reason for the increase was an increase in net interest income and noninterest income, as well as a decrease in the provision for loan losses, offset by an increase in noninterest expenses. The increase in noninterest expense was mainly due to higher premises and equipment expense and increased salaries and employee benefits associated with the Brecksville office opened in October 2004, and is discussed in further detail on page 21.

\

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

RESULTS OF OPERATIONS (continued)

Net Interest Income

Net interest income before the provision for loan losses improved for the first three months of 2005 over the comparable period of 2004. Net interest income before the provision for loan losses was $1,116,385, for the period ending March 31, 2005, an increase of $181,195 or 19.4%, compared to $935,190 earned in the same period of 2004.

The increase in net interest income is attributable to both loan growth and higher interest rates earned on loans. However, the effects of these positive factors were partially offset by higher interest-bearing deposit balances, especially Market Rate Savings accounts, and higher rates paid on deposits.

The following table illustrates the average balances and annualized interest rates for the three months ended March 31, 2005 and 2004:

	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
Loans	$106,498	$1,653	6.30%	$98,291	$1,386	5.66%
Investment securities-taxable	1,062	10	3.88%	1,696	17	3.99%
Investment securities-tax exempt	219	3	5.10%	—	—	—
Federal funds sold and other short-term funds	4,546	27	2.42%	3,403	8	0.92%
Federal Reserve Bank stock	198	3	6.08%	189	2	6.08%
Federal Home Loan Bank stock	279	3	4.50%	206	2	4.02%

Total interest earning assets	112,802	1,699	6.11%	103,785	1,415	5.53%
Noninterest earning assets	3,995			2,258

Total Assets	$116,797			$106,043

Interest bearing deposits	$90,193	562	2.53%	$83,205	438	2.11%
Borrowings	2,500	20	3.25%	4,280	42	3.99%

Total interest bearing liabilities	92,693	582	2.55%	87,485	480	2.20%

Noninterest bearing liabilities	13,406			9,883
Shareholders’ equity	10,698			8,675

Total Liabilities and Shareholders’ Equity	$116,797			$106,043

Net interest income/rate spread		1,117	3.56%		935	3.31%
Tax equivalent adjustment		(1)			—

Net interest income per financial Statements		$1,116	3.56%		$935	3.31%

Net yield on average earning assets			4.02%			3.62%

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

RESULTS OF OPERATIONS (continued)

The table below analyzes changes in net interest income in terms of changes in the volumes and rates of various categories of interest earning assets and interest bearing liabilities and is presented on a tax-equivalent basis.

	Three months ended
	March 31, 2005 vs. 2004
	Increase (Decrease) Due to
($ in thousands)	Volume	Rate	Net
Interest income:
Loans	$116	$152	$268
Federal funds sold and other short-term funds	4	16	20
Investment securities-taxable	(6)	(1)	(7)
Investment securities-tax exempt	2	—	2
Federal Home Loan Bank stock	1	—	1

Total interest-earning assets	117	167	284

Interest expense:
Interest-bearing transaction Accounts	—	(2)	(2)
Market rate savings accounts	(23)	(95)	(118)
Certificates of deposit and IRAs	12	(17)	(5)
FHLB advances	11	7	18
Other borrowings	4	—	4

Total interest-bearing liabilities	4	(107)	(103)

Change in net interest income	$121	$60	$181

Interest Income

Interest income increased $283,706, or 20.1% when comparing the three months ended March 31, 2005 with the same period of 2004.

Interest and fee income on loans for the first three months of 2005 was $1,653,360, up 19.3% from $1,385,573 in the first three months of 2004. Interest income from securities and short-term funds increased to $45,203 through the first three months of 2005, from $29,284 in the same period in 2004. The increase in 2005 was primarily due to a higher average balance in Federal funds in 2005 and rates that have been gradually increasing since late 2004, offset by a decrease in the average balance of securities for the first three months of 2005.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

RESULTS OF OPERATIONS (continued)

Interest Expense

Interest expense increased $102,511 or 21.4% when comparing the three months ended March 31, 2005 with the same period of 2004.

Total interest expense was $582,178 for the first three months of 2005, compared to $479,667 in the same period of 2004. Interest on deposits increased $124,593, or 28.5%, to $562,144 in the first three months of 2005, from $437,551 in the same period last year. The increase in deposit interest expense was due to higher balances in interest-bearing deposits in addition to increases in the average interest rates paid on those deposits. Interest on borrowings was $20,034 year-to-date in 2005, compared to $42,116 in the same period of 2004. This decrease is due to the payment of $3,200,000 of Federal Home Loan Bank advances during 2004 as discussed in the “Financial Condition” section of this report.

Net Interest Margin

Net interest income as well as the net interest margin have improved, due mainly to the increases in prime rate beginning in mid-2004. In the first quarter of 2005, the net interest margin was 4.02%, up when compared with 3.62% in the first quarter of 2004.

The yield on earning assets has continued to increase, reflecting overall interest rate increases, the scheduled repricing of existing loans and new loans being booked at current, higher rates, although this is somewhat offset by competitive factors in the Bank’s market area. In the first quarter of 2005, the yield on loans was 6.30%, up from 5.66% in the first quarter of 2004.

In the first quarter of 2005, the cost of interest-bearing deposits was 2.53%, up from 2.11% in the first quarter of 2004. This increase also reflects overall interest rate increases and competitive factors present in the Bank’s expanding market area. The overall cost of interest-bearing funds (deposits and borrowings) was 2.55% in the first quarter of 2005, compared with 2.20% in the same quarter of 2004.

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Company’s loan portfolio which have been incurred at the balance sheet date. The methodology used by management to perform this assessment is discussed in Critical Accounting Policies. Consistent application of this methodology for the three months ended March 31, 2005 and 2004 resulted in a decrease to the provision for loan losses of $34,500, from $63,400 for the period ending March 31, 2004 to $28,900 for the period ending March, 31 2005.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

RESULTS OF OPERATIONS (continued)

At March 31, 2005 and December 31, 2004, loans totaling $1,118,194 and $1,114,668, respectively, were in nonaccrual status (i.e., on which no interest income is being recorded). There were no other loans more than 90 days past due. $149,448 and $150,103 of the nonaccrual loans were guaranteed by the Small Business Administration as of March 31, 2005 and December 31, 2004.

Management’s determination of the appropriate level of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which we believe are representative of the probable loss experience of the Bank. Other factors considered include the composition of the loan portfolio, current economic conditions, the creditworthiness of the Bank’s borrowers and other related factors. The provision for loan losses has been impacted by the rapid loan growth the Bank has experienced, as well as the effects of the loan portfolio maturing. Management and the Board believe the allowance for loan losses at March 31, 2005, is adequate to absorb probable losses in the loan portfolio.

Noninterest Income

Total noninterest income for the first three months of 2005 was $147,696, up $86,004 or 139.4% from $61,692 for the same period in 2004.

Service charges on deposit accounts decreased slightly, from $29,004 year-to-date in 2004, to $28,551 for the same period of 2005, a decrease of 1.6%. The largest component of service charges on deposit accounts is non-sufficient fund (NSF) and overdraft charges which declined, from $17,672 as of March 31, 2004 to $15,389 for the comparable period of 2005.

The primary reason for the increase in noninterest income was the increase in gains on the sales of loans. Three commercial real estate loans were sold during the first three months of 2005 for a total gain of $77,839 compared to two residential mortgage loans sold in 2004 for a gain of $1,492.

“Other” noninterest income includes fee income related to the Bank’s ATM program, which increased over last year due to the addition of a second ATM machine as well as increased activity. Also, an increase in the cash surrender value of the life insurance policy on the Company’s Chief Executive Officer was recorded for the first three months of 2005 in the amount of $5,478 compared to $5,013 for the same period of 2004.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

RESULTS OF OPERATIONS (continued)

Noninterest Expenses

Noninterest expenses were $971,247 for the first three months of 2005, an increase of $243,381 or 33.4% over the $727,866 for the same period of 2004. Nearly half of this increase is attributable to premises and equipment expense which significantly increased for the first three months of 2005, to $194,179 from $95,772 for the period ending March 31, 2004, an increase of $98,407 or 102.8%. This increase can be traced to the Brecksville facility which began operations during the fourth quarter of 2004. Additionally, salaries and employee benefits increased $88,657 or 22.4% from the prior period, from $396,147 for the first three months of 2004 compared to $484,804 for the first three months of 2005. The main reason for this increase is due to the additional staffing for the Brecksville facility as well as the increased cost of employee benefits.

Total “other” noninterest expenses in the first three months of 2005 and 2004 consisted of the following:

	Three months ended
	March 31,
	2005	2004
Marketing and advertising	$18,174	$11,440
Loan expenses	11,879	12,487
Insurance	12,699	10,503
Travel and entertainment	8,987	9,843
Telephone	6,623	5,888
Other	16,052	13,941

	$74,414	$64,102

Management expects that the Brecksville location will continue to negatively affect results during the next one to two years, until it grows to a size at which it can cover its overhead.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Consolidated Statements of Cash Flows, the main sources of cash flows are receiving deposits from customers, and to a lesser extent, proceeds from FHLB advances and borrowings, repayment of loan principal and interest income on loans and investments.

Assets available to satisfy liquidity needs include cash and due from banks, Federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets were approximately $6,608,000 at March 31, 2005, compared to $8,392,000 at December 31, 2004.

To the extent that loan demand has outpaced local deposit growth, the Company has used other sources of funding, including national market CDs and Federal Home Loan Bank advances (as previously discussed). If additional liquidity is needed, there are several available sources, including selling securities from the securities portfolio, selling loans, purchasing Federal funds, obtaining additional Federal Home Loan Bank advances, acquiring additional national market CDs or brokered deposits, issuing repurchase agreements, and using surety bonds to secure public deposits.

As the Brecksville office has added core deposits, the Company has been able to decrease its reliance on these other sources of funding.

As discussed previously, total shareholders’ equity increased $171,119, to $10,787,048 at March 31, 2005 from $10,615,929 at December 31, 2004. The increase was due to the net income of $175,161, the issuance of common stock from the exercise of employee stock options in the amount of $2,340 and the issuance of stock under the Employee Stock Purchase Plan totaling $4,761, offset by the decrease in the fair value of available-for-sale securities, net of tax, of $11,142.

At March 31, 2005 and December 31, 2004, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

LIQUIDITY AND CAPITAL RESOURCES (continued)

			Minimum	Minimum
			to be	required for
	Western Reserve Bank		considered	capital
	March 31,	December 31,	well-	adequacy
	2005	2004	capitalized	purposes
Tier 1 “core” capital to risk-weighted assets	7.5%	7.6%	6.0%	4.0%
Total capital to risk-weighted assets	10.1	10.2	10.0%	8.0%
Tier 1 leverage ratio	7.1	6.9	5.0%	4.0%

The Company has grown rapidly in its six-and-a-half years, and continued rapid growth has required management and the Board to consider capital strategies to support that growth.

In 2003, as discussed in Note 4, the Company obtained a line of credit through an unaffiliated financial institution. By borrowing against the line of credit and then investing the funds into the Bank as capital, the Bank is able to manage its capital ratios.

The Company had a common stock offering in 2004. In this offering, a total of 66,622 shares of common stock were sold, resulting in proceeds, net of offering costs, of $1,968,205. Of this amount, $1,100,000 has been invested in the Bank as additional paid in capital. As of March 31, 2005, approximately $900,000 remains available to downstream to the Bank as paid in capital as needed to support the Bank’s capital requirements as it grows.

Other capital strategies that the Company continues to evaluate include selling more common stock, issuing trust preferred securities, or additional borrowing.

In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions. There are 5,000 shares of authorized but unissued shares of stock allocated to the Plan. Because the Plan has been registered with the SEC, there will be no restrictions on the resale of the stock, other than those applicable to “affiliates” as defined in Rule 144 of the Securities and Exchange Commission. As of March 31, 2005, a total of 813 shares of common stock have been issued to 21 employee participants through the Plan.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

INTEREST RATE SENSITIVITY

In the past few years, interest rates had decreased significantly, to levels not seen in over 40 years. In 2001, there were 11 interest rate decreases totaling 475 basis points. In 2002, rates seemed to have stabilized, and then there was another 50 basis point rate cut in November. Then, in June 2003, short-term rates were decreased by another 25 basis points. As short-term rates approached zero (the overnight Federal funds rate was as low as 1.00%), already-low deposit rates could not be reduced as quickly or as deeply as loan rates. This caused downward pressure on most banks’ net interest margins, including Western Reserve Bank’s.

At year-end 2002, approximately 55.5% of the interest-bearing assets on the Company’s balance sheet matured or could reprice in one year or less. Nearly all of the interest-bearing liabilities were variable-rate core deposits. As of December 31, 2002, there were approximately $44,355,000 of assets and $45,126,000 of liabilities that matured or could be repriced within one year. The one-year interest rate gap ratio was 98.3%. Therefore, the balance sheet was in a balanced, or neutral, interest rate sensitivity position.

By mid-2002, management believed that rates were at or near their low point, and began to change its strategy to position the balance sheet to benefit when rates would begin to increase. In implementing this strategy, management made more loans tied to the prime rate, which would reprice higher when rates begin to rise, and, on the deposit side, emphasized longer-term CDs to lock in funding at the historically low rates. The immediate impact of this strategy was to forgo some interest income, since variable rate loans are generally offered at a lower rate than fixed rate loans, and also to incur additional interest expense, since the Company had to pay depositors a higher rate to accept longer-term deposits.

By year-end 2003, approximately $74,010,000 of assets and $59,153,000 of liabilities matured or could be repriced in one year. Thus the asset sensitivity, or GAP, in the balance sheet had increased significantly, to $14,857,000, or 125.1%. By the end of 2004, the one-year interest rate gap had decreased slightly, to 124.5% and as of March 31, 2005 was 129.8% and remains in a strong asset-sensitive position.

While this strategy is benefiting the Company’s net interest income in a rising rate environment, in the short term, the effect had been to compress the net interest margin while rates were low.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

INTEREST RATE SENSITIVITY (continued)

In June of 2004, the Federal Reserve changed its outlook and had increased its target overnight Federal funds rate five times by year-end, by a total of 125 basis points, to 2.25%. In the first quarter of 2005, there were two additional rate increases of 25 basis points each, and the target Federal funds rate was at 2.75% as of March 31, 2005. Likewise, the Bank’s prime rate has increased, to 5.75% as of March 31, 2005. Provided the Federal Reserve continues its bias toward increasing interest rates, the Company should benefit from an increase in the net interest margin.

CRITICAL ACCOUNTING POLICIES

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and recoveries and decreased by charge-offs. Management estimates the allowance balance by considering the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the loan balance cannot be collected. Management considers various factors, including portfolio risk, economic environment and loan delinquencies, when determining the level of the provision for loan losses. Loan quality is monitored on a monthly basis by management and twice annually by an independent third party. Given the fact that the Company began operations in 1998, there is not sufficient historical data on the loan portfolio to identify consistent or significant trends in loan losses.

WESTERN RESERVE BANCORP, INC.

CONTROLS AND PROCEDURES
March 31, 2005

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2005, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
March 31, 2005

PART II—OTHER INFORMATION

Items 1, 3, 4 and 5 are not applicable.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The Company filed a Registration Statement on Form 8-A with the SEC on April 29, 2005 to register its common shares under Section 12(g) of the 1934 Act.

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

The shares were sold in reliance upon Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated thereunder solely to residents of the State of Ohio. A registration statement on Form 6(A)(1) was filed on May 3, 2004, with the Ohio Division of Securities pursuant to Section 1707.06(A)(1) of the Ohio Revised Code. Because of the requirements of Rule 147, the shares issued under the offering cannot be sold outside of the State of Ohio for nine (9) months after issuance.

The proceeds raised through the sale of the shares in the offering will be used for general corporate purposes. The majority of the proceeds will be used to augment the capital of Western Reserve Bank, the Company’s wholly owned commercial bank subsidiary.

The Company also has a nonqualified stock option plan, the Western Reserve Bancorp, Inc. 1998 Stock Option Plan, as Amended. During the first quarter of 2005, there were 100 shares of the Company’s common stock issued at $20.00 per share through the exercise of a stock option under the Plan.

The shares were issued in reliance upon Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated thereunder. Because of the requirements of Rule 147, the shares issued under the stock option plan cannot be sold outside of the State of Ohio for nine (9) months after issuance.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
March 31, 2005

Item 6 — Exhibits and Reports on Form 8-K:

     (a) Exhibits

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)	*

3.2	Code of Regulations of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)	*

4.2	Legend to be Placed on Certificates Representing Shares Issued in the Offering

10.1	Employment Agreement of Edward J. McKeon, Dated December 14, 2001. (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on April 1, 2002)	*

10.2	Lease Agreement by and between Michael Rose DBA Washington Properties and Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 31, 1999)	*

10.3	Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of April 20, 2000 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 13, 2000)	*

10.4	Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June 18 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)	*

10.5	Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June 18 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)	*

10.6	Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May 5, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)	*

10.7	Western Reserve Bank Supplemental Executive Retirement Plan, dated May 15, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)	*

10.8	Western Reserve Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2003)	*

10.9	Lease Agreement by and between Western Reserve of Brecksville, LLC and Western Reserve Bank (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2005)	*

* Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
March 31, 2005

Exhibit No.	Description of Exhibits
10.10	First Amendment to Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2005

11	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 1 of this Form 10-QSB)	*

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

* Previously filed and incorporated herein by reference.

(b) Reports on Form 8-K

A report on Form 8-K was filed by the Company on March 18, 2005 under Item 2.06, Material Impairments, related to the charge-off of a substantial loan relationship as of December 31, 2004.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
Quarter ended March 31, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.

Date: May 16, 2005	By: /s/ Edward J. McKeon
Edward J. McKeon
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Cynthia A. Mahl
Cynthia A. Mahl
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)