Form 10QSB
period 2005-06-30
WESTERN RESERVE BANCORP INC
filed 2005-08-15
CIK 1051473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2005

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

(Class of Stock)
457,035 common shares

(number of shares outstanding as of August 9, 2005)
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
Quarter ended June 30, 2005

Page
PART I—Financial Information

ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	3

Consolidated Statements of Income for the three months and six months ended June 30, 2005 and 2004	4

Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2005 and 2004	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	6

Notes to Consolidated Financial Statements	7

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3 CONTROLS AND PROCEDURES	32

PART II—Other Information	33

SIGNATURES	36
EX-4.2 Legend to be Placed on Certificates
EX-10.11 Second Amendment to Loan Agreement
EX-31.1 Certification of President and CEO
EX-31.2 Certification of Senior Vice President and CFO
EX-32.1 Certification of President and CEO
EX-32.2 Certification of Senior Vice President and CFO

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2005	2004
Assets
Cash and due from financial institutions	$3,975,373	$2,059,119
Federal funds sold and other short-term funds	4,469,000	4,877,000

Cash and cash equivalents	8,444,373	6,936,119

Securities available for sale	1,593,617	1,204,686
Loans held for sale	—	250,835

Loans	112,464,459	104,735,255
Allowance for loan losses	(1,547,414)	(1,605,933)

Loans, net	110,917,045	103,129,322

Federal Reserve Bank stock	198,300	198,300
Federal Home Loan Bank stock	285,300	278,900
Premises and equipment, net	1,373,624	1,371,248
Accrued interest receivable and other assets	1,577,401	1,880,740

Total Assets	$124,389,660	$115,250,150

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$12,218,436	$12,668,555
Interest-bearing	96,317,214	89,158,414

Total deposits	108,535,650	101,826,969
Federal Home Loan Bank advances	3,500,000	2,500,000
Accrued interest payable and other liabilities	1,225,220	307,252

Total Liabilities	113,260,870	104,634,221

Shareholders’ Equity
Common stock, without par value, $1 stated value:
750,000 shares authorized; 457,035 and 455,624 shares issued and outstanding as of June 30, 2005 and December 31, 2004	457,035	455,624
Additional paid-in capital	9,519,502	9,484,470
Retained earnings	1,155,817	678,651
Accumulated other comprehensive (loss)	(3,564)	(2,816)

Total Shareholders’ Equity	11,128,790	10,615,929

Total Liabilities and Shareholders’ Equity	$124,389,660	$115,250,150

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$1,864,817	$1,450,505	$3,518,177	$2,836,078
Securities	18,926	20,981	36,959	42,534
Federal funds sold and other short-term funds	36,695	14,759	63,865	22,490

	1,920,438	1,486,245	3,619,001	2,901,102

Interest expense
Deposits	671,272	445,840	1,233,416	883,391
Borrowings	27,644	60,342	47,678	102,458

	698,916	506,182	1,281,094	985,849

Net interest income	1,221,522	980,063	2,337,907	1,915,253
Provision for loan losses	(85,300)	30,450	(56,400)	93,850

Net interest income after provision for loan losses	1,306,822	949,613	2,394,307	1,821,403
Noninterest income
Service charges on deposit accounts	33,270	29,937	61,821	58,941
Net gains on sales of loans	50,782	45,404	128,621	46,896
Other	31,772	36,502	73,078	67,698

	115,824	111,843	263,520	173,535

Noninterest expense
Salaries and employee benefits	437,735	399,878	922,539	796,025
Premises and equipment, net	200,222	101,910	394,401	197,682
Data processing	73,555	58,760	147,822	115,733
Professional fees	90,350	53,661	170,181	109,938
Taxes other than income and payroll	23,949	23,031	50,258	47,263
Community and shareholder relations and contributions	24,629	13,247	40,390	31,069
Supplies, printing and postage	19,592	24,518	41,274	41,059
Other	98,143	70,950	172,557	135,052

	968,175	745,955	1,939,422	1,473,821

Income before income taxes	454,471	315,501	718,405	521,117
Income tax expense	152,466	106,754	241,239	175,931

Net income	$302,005	$208,747	$477,166	$345,186

Average shares outstanding (basic)	456,621	388,054	456,151	388,053

Average shares outstanding (diluted)	471,808	399,558	471,380	398,451

Basic income per share	$0.66	$0.54	$1.05	$0.89

Diluted income per share	$0.64	$0.52	$1.01	$0.87

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$302,005	$208,747	$477,166	$345,186
Other comprehensive income, net of tax:
Unrealized gains/(losses) on securities arising during the period	10,394	(13,766)	(748)	(14,646)

Comprehensive income	$312,399	$194,981	$476,418	$330,540

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$477,166	$345,186
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	(56,400)	93,850
Depreciation	88,106	46,713
Net amortization of securities	3,109	6,600
Loans originated for sale	(1,498,376)	(1,700,436)
Proceeds from sales of loan originations	1,626,997	1,747,332
Gains on sales of loans	(128,621)	(46,896)
Federal Home Loan Bank stock dividends	(6,400)	(4,600)
Net change in:
Interest receivable	(32,397)	(28,702)
Interest payable	29,920	9,015
Other assets	336,119	(219,902)
Other liabilities	888,048	7,808

Net cash from operating activities	1,727,271	255,968

Cash flows from investing activities
Available for sale securities:
Purchases	(958,171)	—
Maturities, repayments and calls	564,999	104,561
Purchase of Federal Reserve Bank stock	—	(9,000)
Purchase of Federal Home Loan Bank stock	—	(73,200)
Net increase in loans	(7,480,487)	(6,988,454)
Purchases of premises and equipment	(90,482)	(139,509)

Net cash from investing activities	(7,964,141)	(7,105,602)

Cash flows from financing activities
Net increase in deposits	6,708,681	9,371,182
Proceeds from Federal Home Loan Bank advances	1,000,000	2,500,000
Repayments of Federal Home Loan Bank advances	—	(1,700,000)
Proceeds from other borrowings	—	300,000
Proceeds from stock subscription	—	52,500
Proceeds from issuance of common stock under Employee Stock Purchase Plan	9,383	6,780
Proceeds from exercise of stock options	27,060	—

Net cash from financing activities	7,745,124	10,530,462

Change in cash and cash equivalents	1,508,254	3,680,828
Cash and cash equivalents at beginning of period	6,936,119	6,289,363

Cash and cash equivalents at end of period	$8,444,373	$9,970,191

Supplemental cash flow information:
Interest paid	$1,231,294	$976,384
Income taxes paid	203,000	301,000

Supplemental disclosure of noncash investing activities:
Non cash transfer from loans originated for sale to loans	$250,835	$—
See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
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
Nature of Business: The Bank offers a full range of commercial and consumer banking services primarily in its defined market areas of Medina, Cuyahoga and surrounding counties. Management considers all of the financial service operations to be aggregated in one reportable operating segment, commercial banking.
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
June 30, 2005
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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income as reported	$302,005	$208,747	$477,166	$345,186
Deduct: stock based compensation expense determined under fair value based method	(857)	(2,115)	(1,577)	(4,231)

Pro forma net income	$301,148	$206,632	$475,589	$340,955

Basic earnings per share as reported	$0.66	$0.54	$1.05	$0.89
Pro forma basic earnings per share	$0.66	$0.53	$1.04	$0.88

Diluted earnings per share as reported	$0.64	$0.52	$1.01	$0.87
Pro forma diluted earnings per share	$0.64	$0.52	$1.01	$0.86

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The pro forma effects are computed using option-pricing models, using the following weighted-average assumptions as of grant date:

2005
Risk-free interest rate	3.96%
Expected option life (years)	7
Expected stock price volatility	6.96%
Dividend yield	0.00%
In June 2005, options to purchase a total of 250 shares of stock at $30.25 per share were granted to one non-executive employee. No options were granted in 2004.
In February 2005, one non-executive employee exercised an option to purchase 100 shares of stock at $20.00 per share. During the second quarter of 2005, a non-executive employee exercised options to purchase 1,000 shares of stock at $22.00 per share in two separate transactions of 500 shares each. In May, this same individual forfeited an option to purchase 500 shares of stock at $26.00 per share.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Earnings per Common Share: Basic earnings per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Stock options for 9,868 and 9,618 shares of common stock were not considered in computing diluted earnings per common share for the periods ending June 30, 2005 and June 30, 2004, respectively, because they were antidilutive.
Earnings per share are computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$302,005	$208,747	$477,166	$345,186

Denominator:
Denominator for basic earnings per share— weighted average shares	456,621	388,054	456,151	388,053
Effect of dilutive securities:
Nonqualified stock options	15,187	11,504	15,230	10,398

Denominator for diluted earnings per share	471,808	399,558	471,380	398,451

Basic earnings per share	$0.66	$0.54	$1.05	$0.89

Diluted earnings per share	$0.64	$0.52	$1.01	$0.87

Reclassifications: For comparative purposes, certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
NOTE 2 — LOANS
Loans at June 30, 2005 and December 31, 2004, were as follows:

	June 30,	December 31,
	2005	2004
Commercial real estate	$59,008,619	$51,972,391
Commercial business	14,933,735	16,602,755
Commercial lines of credit	20,235,486	16,981,850
Commercial construction	5,690,573	6,898,890
Home equity	9,850,986	9,857,867
Residential mortgage and construction	1,335,141	821,658
Consumer installment	1,156,034	1,308,084
Credit card and other	253,885	291,760

	$112,464,459	$104,735,255

Activity in the Allowance for Loan Losses for the six months ended June 30, 2005 and 2004 was as follows:

	Six months ended June 30,
	2005	2004
Beginning balance	$1,605,933	$1,502,688
Loans charged off	(4,000)	—
Recoveries	1,881	—
Provision for loan losses	(56,400)	93,850

Ending balance	$1,547,414	$1,596,538

At June 30, 2005 and December 31, 2004, loans totaling $308,390 and $1,114,668 were in nonaccrual status. There were no other loans more than 90 days past due. Impaired loans totaled $480,596 at June 30, 2005 and $1,289,553 at December 31, 2004.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
NOTE 3 — DEPOSITS
Deposits at June 30, 2005 and December 31, 2004, were as follows:

	June 30,	December 31,
	2005	2004
Noninterest-bearing demand	$12,218,436	$12,668,555
Interest-bearing demand	6,587,729	6,770,262
Market Rate Savings	39,734,005	34,762,160
Time under $100,000	29,019,654	29,027,314
Time $100,000 and over	20,975,826	18,598,678

	$108,535,650	$101,826,969

At June 30, 2005, the Bank had $17,234,000 in national market certificates of deposit, primarily in amounts of $99,000. As of December 31, 2004, the Bank had $19,136,000 in national market CDs.
NOTE 4—FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At June 30, 2005 and December 31, 2004, advances from the Federal Home Loan Bank were as follows:

	June 30,	December 31,
	2005	2004
Maturing March 2009, fixed rate advance at 3.25%	$2,500,000	$2,500,000
Maturing April 2010, fixed rate advance at 4.57%	1,000,000	—

	$3,500,000	$2,500,000

Interest is payable monthly, and the advances are payable at their maturity dates, with prepayment penalties for early payment. The advances are collateralized by approximately $5,288,000 of loans secured by first mortgages on 1-4 family residential properties, multi-family properties and home equity lines of credit, and $285,300 of FHLB stock under a blanket lien agreement.
In May 2003, the Company entered into a revolving line of credit agreement with another financial institution to obtain funding to provide capital to the Bank as needed. During the second quarter of 2005, the line was renewed and modified. The total amount was increased to $4,000,000, with up to $1,000,000 for the purpose of providing additional capital to the Bank as needed, and up to $3,000,000 for liquidity purposes. The interest rate on the line is variable, at 0.75% below the prime rate. The line is secured by 100% of the stock of the Bank.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
NOTE 4 — FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS (continued)
There are certain covenants on the line relating to the Company’s and the Bank’s operating performance, asset quality and capital status. Additionally, the Company is required to keep an average of at least $700,000 in an interest-bearing deposit account with the lender. As of December 31, 2004, the Company was in violation of the covenant that requires the annual net income of the Bank to be no less than $200,000. As a result of the loan charge-off that was recorded as of December 31, 2004, the Bank’s net income for 2004 was $52,638. The lender granted a waiver of this covenant. As of June 30, 2005, the Company and the Bank were in compliance with all covenants.
As of December 31, 2004, and June 30, 2005 the balance on the line of credit was $0. The Company did not borrow against the line of credit during the first half of 2005.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
OVERVIEW
The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at June 30, 2005, to that of December 31, 2004, and the results of operations for the three months and six months ended June 30, 2005 and 2004. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.
In October 2004, the Company opened a full-service branch location in Brecksville, Ohio. This office has a Regional President and offers all of the services and amenities that are offered in the Medina banking office. Consequently, comparisons made between the results of operations for the three months and six months ended June 30, 2005 and 2004 are impacted by the opening of this office.
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
FINANCIAL CONDITION
Assets
Total assets as of June 30, 2005 increased 7.9%, or $9,140,000, to $124,390,000, compared with $115,250,000 at December 31, 2004.
Cash and cash equivalents increased $1,508,000 or 21.7%, to $8,444,000, compared with $6,936,000 at December 31, 2004.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
FINANCIAL CONDITION (continued)
As of June 30, 2005, there were approximately $521,000 of securities of U.S. government-sponsored enterprises, $638,000 of mortgage-backed securities and $435,000 of tax-exempt municipal bonds in the available-for-sale securities portfolio. During the first half of 2005, the Bank purchased two tax-exempt municipal bonds totaling $420,000 and two FHLB debt securities totaling $521,000. There were gross losses of $5,000 in the available-for-sale securities portfolio as of June 30, 2005. None of the losses was judged to be other than temporary. As of June 30, 2005, the maturity dates of the agency securities and municipal bonds ranged from June 2006 to December 2020.
The primary reason for the growth in total assets was an increase in loans. Total loans at June 30, 2005, were $112,464,000, an increase of $7,729,000, or 7.4% when compared to $104,735,000 at December 31, 2004. Most of the net loan growth was in the commercial loan sector. This growth was mainly attributable to commercial real estate loans, which increased approximately $7,036,000 and commercial lines of credit which increased $3,254,000, offset by decreases in commercial business loans of $1,669,000 and commercial construction loans of $1,208,000. As of June 30, 2005, commercial loans totaled $99,868,000, or 88.8% of total loans.
At June 30, 2005, residential real estate and home equity loans totaled $11,186,000, or 9.9% of total loans, and consumer installment and credit card loans were $1,410,000, or 1.3% of the loan portfolio.
As of June 30, 2005, there were no loans classified as held for sale. The commercial construction loan that was designated as held for sale as of December 31, 2004 in the amount of $251,000 was moved back into the Bank’s portfolio during the first quarter of 2005 due to the expiration of the purchaser’s commitment as a result of the borrower’s delay in construction due to the weather.
Management anticipates that loan demand will remain strong, especially in the commercial loan segment. The loan-to-deposit ratio as of June 30, 2005, was 103.6%, compared to 102.9% at December 31, 2004, and the loan-to-assets ratio was 90.4% at June 30, 2005, compared to 90.9% at December 31, 2004. Management expects that the loan-to-deposit ratio throughout the rest of 2005 will remain in the range of 100%-105% and the loan-to-assets ratio will be between 90% to 95%.
Of the total loans at June 30, 2005, approximately $101,605,000 or 90.3% are at a variable rate of interest, and $10,859,000 or 9.7% are fixed rate. Including scheduled principal repayments, approximately $72,502,000, or 64.4%, of loans mature or are scheduled to reprice within twelve months. Only $962,000 of total loan principal matures or reprices in more than five years.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
FINANCIAL CONDITION (continued)
In the second quarter of 2003, the Bank purchased a $500,000 single-premium cash-surrender value life insurance policy. The Chief Executive Officer is the named insured, and the Bank is the owner and sole beneficiary of the policy. This is a tax-advantaged instrument in that the increases in cash surrender value and the eventual death benefit under the policy are not taxable income to the Bank. The income from this policy is intended to help offset the cost of providing a supplemental retirement plan for the Chief Executive Officer. As of June 30, 2005, the cash surrender value of the policy was $548,000.
Liabilities
Deposits increased to $108,536,000 at June 30, 2005, an increase of $6,709,000, or 6.6%, over $101,827,000 at December 31, 2004. Deposits at June 30, 2005 consisted of $12,219,000 or 11.3% of noninterest-bearing demand deposits, $6,588,000 or 6.1% of interest-bearing NOW accounts, $39,766,000 or 36.6% of variable-rate savings and money market accounts (known as Market Rate Savings Accounts), $44,820,000 or 41.3% of time deposits, and $5,143,000 or 4.7% of Individual Retirement Arrangements.
Included in the time deposits total is $17,234,000 of national market CDs, primarily from other banks and credit unions, in increments of $99,000 or $100,000, with terms ranging from one year to five years, and rates ranging from 2.05% to 5.25%. As of June 30, 2005, the weighted average rate of these CDs was 3.58% and the weighted average remaining maturity was 24.3 months. At December 31, 2004, there was $19,136,000 in national market CDs. Although management believes these CDs were obtained at market rates at the time they were originated, they may be more vulnerable to price sensitivity than local deposits. As the Brecksville office has added core deposits, the Company has been able to decrease its reliance on other sources of funding such as national market CDs.
Management expects deposits to grow at a faster rate in 2005 than in 2004, primarily because of the opening of the Brecksville location. By June 30, 2005, Brecksville had a total of $16,605,000 in deposits, mostly in Market Rate Savings accounts.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
FINANCIAL CONDITION (continued)
The Bank has the ability to obtain additional funding through the Federal Home Loan Bank. In May 2005, the Bank obtained a $1,000,000, five-year fixed-rate advance at 4.57% in addition to the $2,500,000 five-year 3.25% fixed-rate advance that was obtained in March 2004. The advances mature on April 30, 2010 and March 10, 2009, respectively. Interest is payable monthly, and the advances are payable at maturity, with prepayment penalties for early payment. The advances are collateralized by approximately $5,288,000 of loans secured by first mortgages on 1-4 family residential properties and $285,000 of FHLB stock under a blanket lien agreement.
During 2004 the Bank repaid two fixed rate FHLB advances at their maturity. In June 2004 the Bank repaid a 4.28% fixed rate FHLB advance in the amount of $1,700,000 and in October 2004 it repaid a 4.15% fixed rate FHLB advance in the amount of $1,500,000.
The Company also has the ability to borrow from a $4,000,000 line of credit from an unaffiliated bank. Please refer to Note 4 and the discussion beginning on page 27 of this report, under the caption “Liquidity and Capital Resources,” for additional information.
Accrued interest payable and other liabilities increased $918,000, to $1,225,000 as of June 30, 2005 compared to $307,000 as of December 31, 2004.
Shareholders’ Equity
Total shareholders’ equity increased $513,000, to $11,129,000 at June 30, 2005, from $10,616,000 at December 31, 2004. This increase was a result of net income of $477,000 for the first six months of 2005, the issuance of common stock from the exercise of employee stock options in the amount of $27,000 and the issuance of common stock under the employee stock purchase plan totaling $9,000, offset by the decrease in the fair value of available-for-sale securities, net of tax, of $1,000.
During 2004, the Company sold an additional 66,622 shares of common stock in an intra-state offering of the Company’s common stock. The offering resulted in proceeds, net of offering costs, of approximately $1,968,000.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2005
Net income for the first six months of 2005 was $477,000, compared to $345,000 for the same period of 2004, an increase of $132,000 or 38.3%. The primary reasons for this increase were an increase in net interest income and noninterest income and a decrease in the provision for loan losses, offset by an increase in noninterest expenses. The increase in noninterest income was mainly due to an increase in net gains on sales of loans. Noninterest expense was higher mainly due to increased premises and equipment expense and increased salaries and employee benefits associated with the Brecksville office that opened in October 2004, and is discussed in further detail on page 24.
Net Interest Income
Net interest income improved for the first six months of 2005 over the comparable period of 2004. Net interest income was $2,338,000, an increase of $423,000 or 22.1% over the $1,915,000 earned in the same period of 2004. The increase in net interest income is attributable to loan growth and rising interest rates partially offset by the increase in interest-bearing deposit balances and higher interest rates paid on these deposits, particularly Market Rate Savings accounts.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2005 (continued)
The following table illustrates the average balances and annualized interest rates for the six months ended June 30, 2005 and 2004:

($ in thousands)	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Loans	$108,279	$3,518	6.55%	$100,423	$2,836	5.66%
Investment securities-taxable	984	19	3.92%	1,669	32	3.87%
Investment securities-tax exempt	328	8	4.98%	—	—	—
Federal funds sold and other short-term funds	4,779	64	2.69%	4,844	22	0.93%
Federal Reserve Bank stock	198	6	6.05%	193	6	6.05%
Federal Home Loan Bank stock	280	7	4.69%	236	5	4.00%

Total interest earning assets	114,848	3,622	6.36%	107,365	2,901	5.45%
Noninterest earning assets	3,941			2,682

Total Assets	$118,789			$110,047

Interest bearing deposits	$91,545	1,233	2.70%	$85,569	883	2.08%
Borrowings	2,831	48	3.40%	5,381	103	3.84%

Total interest bearing liabilities	94,376	1,281	2.72%	90,950	986	2.17%

Noninterest bearing liabilities	13,613			10,327
Shareholders’ equity	10,800			8,770

Total Liabilities and Shareholders’ Equity	$118,789			$110,047

Net interest income/interest rate spread		2,341	3.64%		1,915	3.28%
Tax equivalent adjustment		(3)			—

Net interest income per financial statements		$2,338	3.64%		$1,915	3.28%

Net interest margin			4.11%			3.58%
(Net yield on average earning assets)

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2005 (continued)
The table below analyzes changes in net interest income in terms of changes in the volumes and rates of various categories of interest earning assets and interest bearing liabilities and is presented on a tax-equivalent basis. Variances not exclusively attributable to changes in rate or changes in volume are allocated proportionately between volume and rate.

	Six months ended
	June 30, 2005 vs. 2004
	Increase (Decrease)
	In Net Interest Income Due To:
($ in thousands)	Volume	Rate	Net
Interest income:
Loans	$225	$457	$682
Federal funds sold and other short-term funds	(2)	44	42
Investment securities-taxable	(13)	—	(13)
Investment securities-tax exempt	8	—	8
Federal Home Loan Bank stock	1	1	2

Total interest-earning assets	219	502	721

Interest expense:
Interest-bearing transaction Accounts	—	(4)	(4)
Market rate savings accounts	(56)	(238)	(294)
Certificates of deposit and IRAs	42	(94)	(52)
FHLB advances	33	11	44
Other borrowings	11	—	11

Total interest-bearing liabilities	30	(325)	(295)

Change in net interest income	$249	$177	$426

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2005 (continued)
Interest Income
Total interest income increased $718,000 or 24.8% when comparing the six months ended June 30, 2005 with the same period of 2004.
Interest and fee income on loans for the first six months of 2005 was $3,518,000, up $682,000 or 24.0% from $2,836,000 for the same period of the prior year. This increase was due to increases in both loans outstanding and in interest rates on these loans.
Interest income from securities and short-term funds increased $36,000, to $101,000 year-to-date in 2005, from $65,000 for the same period of 2004. The increase was primarily due to higher interest rates on securities and Federal funds sold and interest-bearing deposits, offset by slightly lower average balances for 2005 than 2004.
Interest Expense
Interest expense totaled $1,281,000 for the first six months of 2005, compared to $986,000 for the same period of 2004.
Interest on deposits increased $350,000, or 39.6%, to $1,233,000 for the first six months of 2005, from $883,000 for the same period last year. The increase in deposit interest expense was due to increases in the average rates paid on deposits as well as higher balances in interest-bearing deposits, especially Market Rate Savings accounts. Also, new deposits have generally been acquired at higher interest rates than maturing deposits because of generally rising interest rates.
Interest on borrowings was $48,000 in the first six months of 2005, down $55,000 or 53.4% compared to the same period of 2004. This is due to decreased borrowings from the Federal Home Loan Bank and the decrease of interest expense related to the Company’s line of credit to $0 for 2005, compared to $11,000 for the same period of 2004.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2005 (continued)
Net Interest Margin
Net interest income as well as the net interest margin have improved, due mainly to the increases in short-term interest rates which began in mid-2004. The net interest margin was 4.11%, compared with 3.58% in the same period in 2004.
The yield on earning assets has continued to increase, reflecting overall interest rate increases, the scheduled repricing of existing loans and new loans being booked at current, higher rates, although loan pricing is impacted by competitive factors in the Bank’s market area. In the first half of 2005, the yield on loans was 6.55%, up from 5.66% in the first half of 2004.
In the first half of 2005, the cost of interest-bearing deposits was 2.70%, up from 2.08% in the first half of 2004. This increase also reflects overall interest rate increases and competitive factors present in the Bank’s expanding market area. The overall cost of interest-bearing liabilities (deposits and borrowings) was 2.72% in the first half of 2005, compared with 2.17% in the same period of 2005.
Provision for Loan Losses
The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Company’s loan portfolio which have been incurred at the balance sheet date. The methodology used by management to perform this assessment is discussed in Critical Accounting Policies. Consistent application of this methodology for the six months ended June 30, 2005 and 2004 resulted in a decrease to the provision for loan losses of $150,000, from $94,000 for the period ending June 30, 2004 to a benefit of $56,000 for the period ending June 30, 2005.
The primary reason for this benefit was that a specific provision for one lending relationship originally recorded in August 2003 for $150,000 was reversed in June 2005 based on management’s assessment of the Company’s continuing improved financial performance for 2004, consecutive payments received from the borrower in accordance with the contractual terms of their lending agreement and an increase in value of the collateral securing the loan relationship.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2005 (continued)
At June 30, 2005 and December 31, 2004, loans totaling $308,000 and $1,115,000, respectively, were in nonaccrual status (i.e., on which no interest income is being recorded). The decline in non-accrual loans is attributable to the lending relationship referred to above. There were no other loans more than 90 days past due. $31,000 and $150,000 of the nonaccrual loans were guaranteed by the Small Business Administration as of June 30, 2005 and December 31, 2004.
Management’s determination of the appropriate level of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of the Bank and other similar community financial institutions which management believes are representative of the probable loss experience of the Bank. Other factors considered include the composition of the loan portfolio, current economic conditions, the creditworthiness of the Bank’s borrowers and other related factors. The provision for loan losses has been impacted by the rapid loan growth the Bank has experienced, as well as the effects of the loan portfolio maturing. Management and the Board believe the allowance for loan losses at June 30, 2005, is adequate to absorb probable losses in the loan portfolio.
Noninterest Income
Total noninterest income for the first six months of 2005 was $264,000, up $90,000 compared to $174,000 in the same period of 2004.
Service charges on deposit accounts increased to $62,000 year-to-date for 2005, compared to $59,000 for the same period of 2004, an increase of 5.1%. This is mainly due to an increased number of checking accounts, and the increased collection of fees for overdrafts and insufficient funds on checking accounts. Many of the Company’s customers carry large enough balances in their accounts to reduce or eliminate monthly service charges.
The primary reason for the increase in noninterest income was the increase in gains on sales of loans. Six commercial real estate loans totaling $1,498,000 were sold during the first six months of 2005 for a total gain of $129,000 compared to two residential mortgage loans and two commercial real estate loans sold in the first half of 2004 for a total gain of $47,000.
Other noninterest income includes fee income related to the Bank’s ATM program, which increased over last year due to the addition of a second ATM machine as well as increased activity.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2005 (continued)
Noninterest Expense
Noninterest expenses were $1,938,000 for the first six months of 2005, an increase of $464,000 or 31.5% over the $1,474,000 for the same period of 2004. The primary component of noninterest expense is salaries and employee benefits, which amounted to $922,000, or 47.6% of noninterest expense in the first six months of 2005. Salaries and benefits were $796,000, or 54.0% of noninterest expense, in the same period of 2004. The increase of $126,000, or 15.8%, was mainly attributable to increased staffing related to the Brecksville location, including a Regional President for that location as well as overall employee benefit cost increases.
Premises and equipment expense increased $196,000, or 99.0% to $394,000 for June 30, 2005 compared to $198,000 for the same period of 2004. This increase is mainly attributable to occupancy costs related to the Brecksville location.
Professional fees increased $60,000 or 54.5%, due to several factors, including quarterly retainer fees paid to non-employee directors on the Company’s Board of Directors and consulting fees for human resource matters.
Total other noninterest expense in the first six months of 2005 and 2004 consisted of the following:

	Six months ended
	June 30,
	2005	2004
Marketing and advertising	$45,000	$27,000
Loan expenses	36,000	22,000
Insurance	27,000	25,000
Travel and entertainment	19,000	21,000
Telephone	13,000	12,000
Other	33,000	28,000

	$173,000	$135,000

Management expects that the Brecksville location will continue to negatively affect results during the next one to two years, until it grows to a size at which it can cover its overhead.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2005 (continued)
As of December 31, 2006, Western Reserve Bancorp, Inc. will be required to be in compliance with Section 404 of the Sarbanes Oxley Act of 2002. This rule requires that management certify that its internal controls over financial reporting are designed properly and operating effectively. This will require management to identify significant internal controls that affect financial reporting, document those controls, and test their effectiveness.
The Company’s external auditing firm, Crowe Chizek and Company LLC, will be required to issue an opinion on management’s representations about the effectiveness of its internal controls. This project will require the Company to devote significant resources, both in terms of time and effort by management and staff, as well as financial resources to obtain specialized software, additional work to be done by the Company’s internal auditing firm, project management assistance from outside sources, and additional auditing costs. Management estimates that the additional financial costs (excluding management time) will be in excess of $100,000 between 2005 and 2006. The Company has incurred approximately $8,000 related to this project as of June 30, 2005.
RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2005
Net income for the second quarter of 2005 was $302,000, compared to $209,000 for the second quarter of 2004. This represents an increase of $93,000, or 44.7% over the same quarter last year. The primary reasons for the increase in net income were an increase in net interest income and noninterest income and a decrease in the provision for loan losses, offset by an increase in noninterest expenses.
Net Interest Income
Net interest income improved in the second quarter of 2005 over the comparable period of 2004. Net interest income was $1,222,000 in 2005, up 24.7% or $242,000 from the $980,000 recorded for the second quarter of 2004. The increase in net interest income is primarily attributable to loan growth and rising interest rates on the Bank’s loans, offset by the increase in interest-bearing deposit balances and the interest rates paid on these deposits, particularly Market Rate Savings accounts. In the second quarter of 2005, the net interest margin improved to 4.20%, up from the 3.54% for the second quarter of 2004.
In the second quarter of 2005, the yield on loans was 6.80%, up from 5.66 for the second quarter of 2004. The overall cost of interest-bearing funds (deposits and borrowings) was 2.88% for the second quarter of 2005, compared with 2.15% in the same period of 2004. The cost of interest-bearing deposits was 2.85%, up from 2.03% for the second quarter of 2004.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2005 (continued)
Provision for Loan Losses
Consistent application of the Company’s loan loss methodology for the three months ended June 30, 2005 and 2004 resulted in a decrease to the provision for loan losses of $116,000, from $31,000 for the period ending June 30, 2004 to a benefit of $85,000 for the period ending June 30, 2005. Like the six month period ending June 30, 2005, the provision for loan losses for the second quarter of 2005 was impacted by the reversal of a specific provision that had originally been recorded in August 2003 for $150,000.
Noninterest Income
Total noninterest income for the second quarter of 2005 was $116,000, up $4,000 or 3.6% compared to $112,000 for the second quarter of 2004. Service charges on deposit accounts increased to $33,000 for the second quarter of 2005, compared to $30,000 for the same period of 2004, an increase of 11.1%. Other noninterest income decreased to $32,000 for the second quarter of 2005, compared to $37,000 for the same period of 2004, a decrease of $5,000, or 13.5%.
Noninterest Expense
In the second quarter of 2005, total noninterest expenses increased $221,000 or 29.6% when compared with the same quarter of 2004. The increases were primarily in premises and equipment, up $98,000, or 96.1%, and professional fees, up $36,000 or 66.7%. The increase in premises and equipment was mainly due to occupancy costs associated with the Brecksville office and professional fees increased as a result of quarterly retainer fees paid to non-employee directors on the Company’s Board of Directors and for consulting fees related to human resource matters.
Salaries and employee benefits for the three months ending June 30, 2005 was $437,000 compared to $400,000 for the same period of 2004, up $37,000 or 9.3%. This reflects an increase of $58,000 related to Brecksville and overall higher benefit costs, partially offset by the reversal of $21,000 for the Company’s incentive compensation plan accrual for the first quarter of 2005. Incentive compensation bonuses for 2004 were paid in January 2005 before management and the Board had become aware of a material loan charge-off which significantly lowered 2004 earnings. In the second quarter of 2005, the Board of Directors ratified the recommendation of the Compensation Committee to eliminate the Company’s incentive compensation plan for 2005. Consequently, an adjustment was made to reverse the accrual that had been recorded for the first quarter of 2005.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED JUNE 30, 2005 (continued)
Total other noninterest expense for the three months ended June 30, 2005 and June 30, 2004 consisted of the following:

	Three months ended
	June 30,
	2005	2004
Marketing and advertising	$26,000	$15,000
Loan expenses	24,000	9,000
Insurance	15,000	14,000
Travel and entertainment	10,000	12,000
Telephone	7,000	6,000
Other	17,000	15,000

	$99,000	$71,000

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
Assets available to satisfy liquidity needs include cash and due from banks, Federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets increased to approximately $10,038,000 at June 30, 2005, compared to $8,392,000 at December 31, 2004.
To the extent that loan demand has outpaced local deposit growth, the Company has used other sources of funding, including national market CDs and Federal Home Loan Bank advances (as previously discussed). If additional liquidity is needed, there are several available sources, including selling securities from the securities portfolio, selling loans, purchasing Federal funds, obtaining additional Federal Home Loan Bank advances, acquiring additional national market CDs or brokered deposits, issuing repurchase agreements, using surety bonds to secure public deposits and borrowing against the Company’s line of credit. As of June 30, 2005, there was $3,000,000 available on this portion of the line of credit.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
LIQUIDITY AND CAPITAL RESOURCES (continued)
As the Brecksville office has added core deposits, the Company has been able to decrease its reliance on these other sources of funding.
As discussed previously, total shareholders’ equity increased $513,000, to $11,129,000 at June 30, 2005 from $10,616,000 at December 31, 2004. The increase was due to net income of $477,000, the issuance of common stock from the exercise of employee stock options in the amount of $27,000 and the issuance of stock under the Employee Stock Purchase Plan totaling $9,000, offset by the decrease in the fair value of available-for-sale securities, net of tax, of $1,000.
At June 30, 2005 and December 31, 2004, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum	Minimum
			to be	required for
	Western Reserve Bank		considered	capital
	June 30,	December 31,	well-	adequacy
	2005	2004	capitalized	purposes
Tier 1 “core” capital to risk-weighted assets	7.8%	7.6%	6.0%	4.0%
Total capital to risk-weighted assets	10.4%	10.2%	10.0%	8.0%
Tier 1 leverage ratio	7.4%	6.9%	5.0%	4.0%
The Company has grown rapidly in its nearly seven years of existence, and continued rapid growth has required management and the Board to consider capital strategies to support that growth.
As discussed in Note 4, the Company has obtained a line of credit through an unaffiliated financial institution. By borrowing against the line of credit and then investing the funds into the Bank as capital, the Bank is able to manage its capital ratios. As of June 30, 2005, the Company had $1,000,000 available on this portion of the line of credit.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
LIQUIDITY AND CAPITAL RESOURCES (continued)
The Company had a common stock offering in 2004. In this offering, a total of 66,622 shares of common stock were sold, resulting in proceeds, net of offering costs, of $1,968,000. Of this amount, $1,500,000 has been invested in the Bank as additional paid in capital. As of June 30, 2005, approximately $500,000 remains available to downstream to the Bank as needed to support the Bank’s capital requirements as it grows.
During the second quarter of 2005, the Company enlisted the services of Howe Barnes Investments to begin making a market in the Company’s shares of stock. Howe Barnes Investments is a ninety year old Chicago based investment firm that specializes in the research and trading of small and medium sized community bank stocks. The Company’s shares are quoted on the pink sheets under the symbol WRBO. The quoted price of the Company’s stock is expected to change over time, dependent primarily upon the supply and demand for the shares. Shareholders have been instructed to contact Howe Barnes Investments or their broker with any inquiries regarding buying or selling shares of Western Reserve Bancorp, Inc. Management believes this arrangement will provide shareholders with improved liquidity of their shares.
Management and the Board, on an ongoing basis, evaluate selected growth opportunities to raise capital, including branching. Management considers several criteria for an expansion, including: the area must have a large deposit base, the community must have a strong community identity; there should not be another community bank located in the same area; and there must be significant opportunities for profit. Other capital strategies that the Company continues to evaluate include selling more common stock, issuing trust preferred securities, or additional borrowing.
In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 of common stock per year at market prices and without brokerage commissions. There are 5,000 shares of authorized but unissued shares of stock allocated to the Plan. Because the Plan has been registered with the SEC, there are no restrictions on the resale of the stock, other than those applicable to “affiliates” as defined in Rule 144 of the Securities and Exchange Commission. As of June 30, 2005, a total of 966 shares of common stock have been issued to 21 employee participants through the Plan.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
INTEREST RATE SENSITIVITY
Over the past several years, interest rates have been quite variable. During 2001, there were eleven interest rate decreases totaling 475 basis points, reducing short-term rates to levels not seen in over 40 years. During 2002 and 2003, short-term rates decreased another 75 basis points. As short-term rates approached zero (the overnight Federal funds rate was as low as 1.00%), already-low deposit rates could not be reduced as quickly or as deeply as loan rates. This caused downward pressure on most banks’ net interest margins, including Western Reserve Bank’s.
By mid-2002, management believed that rates were at or near their low point, and began to change its strategy to position the balance sheet to benefit when rates would begin to increase. In implementing this strategy, management made more loans tied to the prime rate, which would reprice higher when rates began to rise, and, on the deposit side, emphasized longer-term CDs to lock in funding at the historically low rates. The immediate impact of this strategy was to forgo some interest income, since variable rate loans are generally offered at a lower rate than fixed rate loans, and also to incur additional interest expense, since the Company had to pay depositors a higher rate to accept longer-term deposits. While this strategy benefits the Company’s net interest income in a rising rate environment, in the short term, the effect had been to compress the net interest margin while rates remained low.
By year-end 2003, approximately $74,010,000 of assets and $59,153,000 of liabilities matured or could be repriced in one year. Thus the asset sensitivity, or GAP, (assets able to be repriced in one year minus liabilities able to be repriced in one year) in the balance sheet had increased significantly, to $14,857,000, or 125.1%.
In June of 2004, the Federal Reserve changed its outlook and increased its target overnight Federal funds rate five times by year-end, by a total of 125 basis points, to 2.25%. At the end of 2004, the one-year interest rate gap was $16,104,000, or 124.5%.
In the first half of 2005, there were three additional rate increases of 25 basis points each, and the target Federal funds rate was at 3.00% as of June 30, 2005. Likewise, the Company’s prime rate has increased, to 6.00% as of June 30, 2005. As of June 30, 2005, the Company’s balance sheet was still asset sensitive, but the one-year gap had decreased to $10,747,000, or 116.1%.
As the Federal Reserve continues its bias toward increasing interest rates, the Company should benefit from an increase in its net interest margin. Management plans to monitor the interest rate outlook and intends to take steps to position the Company’s balance sheet to a less asset-sensitive position as rates appear to be nearing their peak.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
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

WESTERN RESERVE BANCORP, INC.
CONTROLS AND PROCEDURES
June 30, 2005
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2005, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
June 30, 2005
PART II—OTHER INFORMATION
Items 1, 3 and 5 are not applicable.
Item 2 — Changes in Securities
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
The Company also has a nonqualified stock option plan, the Western Reserve Bancorp, Inc. 1998 Stock Option Plan, as Amended. During the first half of 2005, there were 1,100 shares of the Company’s common stock issued through the exercise of stock options under the Plan, 100 shares at $20.00 per share and 1,000 shares at $22.00 per share.
The shares were issued in reliance upon Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated thereunder. Because of the requirements of Rule 147, the shares issued under the stock option plan cannot be sold outside of the State of Ohio for nine (9) months after issuance.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
June 30, 2005
Item 4 — Submission of Matters to a Vote of Security Holders
The Annual Meeting of the shareholders of Western Reserve Bancorp, Inc. was held on April 27, 2005 in accordance with the notice of meeting and proxy statement mailed to shareholders. Each of the following Class II directors was elected to a three-year term ending in 2008: C. Richard Lynham, Edward J. McKeon, R. Hal Nichols and Rory H. O’Neil. A total of 296,571 shares were represented at the meeting. Mr. Lynham, Mr. McKeon and Mr. O’Neil each received 293,849 votes “for” and 2,722 votes “withheld.” Mr. Nichols received 293,599 votes “for” and 2,972 votes “withheld.”
Continuing directors whose terms end in 2006 are Michael R. Rose, Glenn M. Smith and Thomas A. Tubbs. Continuing directors whose terms end in 2007 are Roland H. Bauer, Dr. Bijay K. Jayaswal, P.M. Jones and Ray E. Laribee.
No other matters were presented to the meeting.
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

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
June 30, 2005
(a) Exhibits (continued)

Exhibit
No.	Description of Exhibits
10.6	Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May 5, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)	*

10.7	Western Reserve Bank Supplemental Executive Retirement Plan, dated May 15, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)	*

10.8	Western Reserve Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2003)	*

10.9	Lease Agreement by and between Western Reserve of Brecksville, LLC and Western Reserve Bank (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2005)	*

10.10	First Amendment to Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2005 (incorporated by reference to the Company’s Report of Form 10-QSB filed with the Commission on May 16, 2005)	*

10.11	Second Amendment to Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 30, 2005

11	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 1 of this Form 10-QSB)	*

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

*	Previously filed and incorporated herein by reference.
Item 6 — Exhibits and Reports on Form 8-K (continued):
(b) Reports on Form 8-K
No Reports on Form 8-K were filed for the quarter ended June 30, 2005.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
Quarter ended June 30, 2005
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.
By:

Date: August 15, 2005	/s/ Edward J. McKeon
Edward J. McKeon
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Cynthia A. Mahl
Cynthia A. Mahl
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)