Form 10QSB
period 2005-09-30
WESTERN RESERVE BANCORP INC
filed 2005-11-14
CIK 1051473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2005

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
(330) 764-3131
Issuer’s telephone number, including area code
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act.) Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Common Stock, no par value, $1.00 stated value
(Class of Stock)
457,185 common shares
(number of shares outstanding as of November 9, 2005)
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
Quarter ended September 30, 2005

		Page
PART I—Financial Information

ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3

	Consolidated Statements of Income for the three months and nine months ended September 30, 2005 and 2004	4

	Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2005 and 2004	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004	6

	Notes to Consolidated Financial Statements	7

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3	CONTROLS AND PROCEDURES	31

PART II—Other Information		32

SIGNATURES		35
EX-4.2 LEGEND FOR CERTIFICATES
EX-31.1 CERTIFICATION 302 - CEO
EX-31.2 CERTIFICATION 302 - CFO
EX-32.1 CERTIFICATION 906 - CEO
EX-32.2 CERTIFICATION 906 - CFO

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Sept 30,	December 31,
	2005	2004
Assets
Cash and due from financial institutions	$2,695,733	$2,059,119
Federal funds sold and other short-term funds	8,768,829	4,877,000

Cash and cash equivalents	11,464,562	6,936,119

Securities available for sale	2,029,676	1,204,686
Loans held for sale	—	250,835

Loans	111,265,795	104,735,255
Allowance for loan losses	(1,552,814)	(1,605,933)

Loans, net	109,712,981	103,129,322

Federal Reserve Bank stock	219,300	198,300
Federal Home Loan Bank stock	288,800	278,900
Premises and equipment, net	1,329,367	1,371,248
Accrued interest receivable and other assets	1,663,088	1,880,740

Total Assets	$126,707,774	$115,250,150

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$12,858,581	$12,668,555
Interest-bearing	98,717,312	89,158,414

Total deposits	111,575,893	101,826,969
Federal Home Loan Bank advances	3,500,000	2,500,000
Accrued interest payable and other liabilities	276,808	307,252

Total Liabilities	115,352,701	104,634,221

Shareholders’ Equity
Common stock, without par value, $1 stated value:
750,000 shares authorized; 457,185 and 455,624 shares issued and outstanding as of September 30, 2005 and December 31, 2004	457,185	455,624
Additional paid-in capital	9,523,849	9,484,470
Retained earnings	1,383,840	678,651
Accumulated other comprehensive (loss)	(9,801)	(2,816)

Total Shareholders’ Equity	11,355,073	10,615,929

Total Liabilities and Shareholders’ Equity	$126,707,774	$115,250,150

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$2,012,958	$1,503,673	$5,531,135	$4,339,751
Securities	23,635	20,393	60,594	62,927
Federal funds sold and other short-term funds	51,052	16,382	114,917	38,872

	2,087,645	1,540,448	5,706,646	4,441,550
Interest expense
Deposits	757,066	462,736	1,990,482	1,346,127
Borrowings	31,999	43,560	79,677	146,018

	789,065	506,296	2,070,159	1,492,145

Net interest income	1,298,580	1,034,152	3,636,487	2,949,405
Provision for loan losses	67,400	186,800	11,000	280,650

Net interest income after provision for loan losses	1,231,180	847,352	3,625,487	2,668,755
Noninterest income
Service charges on deposit accounts	38,348	30,082	100,169	89,023
Net gains on sales of loans	22,725	—	151,346	46,896
Other	42,789	26,108	115,867	93,806

	103,862	56,190	367,382	229,725
Noninterest expense
Salaries and employee benefits	473,137	411,512	1,395,676	1,207,537
Premises and equipment, net	198,813	129,761	593,214	327,443
Data processing	75,418	61,886	223,240	177,619
Professional fees	104,845	46,206	275,026	156,144
Taxes other than income and payroll	25,084	22,048	75,342	69,311
Community and shareholder relations and contributions	13,589	19,897	53,979	50,966
Supplies, printing and postage	17,442	8,772	58,716	49,831
Other	83,654	78,119	256,211	213,171

	991,982	778,201	2,931,404	2,252,022

Income before income taxes	343,060	125,341	1,061,465	646,458
Income tax expense	115,037	42,616	356,276	218,547

Net income	$228,023	$82,725	$705,189	$427,911

Average shares outstanding (basic)	457,037	398,628	456,449	391,604

Average shares outstanding (diluted)	472,155	413,912	471,641	403,604

Basic income per share	$0.50	$0.21	$1.54	$1.09

Diluted income per share	$0.48	$0.20	$1.50	$1.06

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$228,023	$82,725	$705,189	$427,911
Other comprehensive income, net of tax:
Unrealized gains/(losses) on securities arising during the period	(6,237)	3,505	(6,985)	(11,141)

Comprehensive income	$221,786	$86,230	$698,204	$416,770

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$705,189	$427,911
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	11,000	280,650
Depreciation	132,363	71,985
Net amortization of securities	4,231	10,122
Loans originated for sale	(2,003,376)	(3,647,942)
Proceeds from sales of loan originations	2,154,722	1,747,332
Gains on sales of loans	(151,346)	(46,896)
Federal Home Loan Bank stock dividends	(9,900)	(7,500)
Net change in:
Interest receivable	(89,570)	(63,975)
Interest payable	(21,427)	(3,771)
Other assets	310,820	(165,461)
Other liabilities	(6,677)	(102,907)

Net cash from operating activities	1,036,029	(1,500,452)

Cash flows from investing activities
Available for sale securities:
Purchases	(1,458,171)	—
Maturities, repayments and calls	618,367	169,199
Purchase of Federal Reserve Bank stock	(21,000)	(9,000)
Purchase of Federal Home Loan Bank stock	—	(73,200)
Net increase in loans	(6,343,824)	(8,615,200)
Purchases of premises and equipment	(90,482)	(270,642)

Net cash from investing activities	(7,295,110)	(8,798,843)

Cash flows from financing activities
Net increase in deposits	9,748,924	6,922,158
Proceeds from Federal Home Loan Bank advances	1,000,000	2,500,000
Repayments of Federal Home Loan Bank advances	—	(1,700,000)
Proceeds from other borrowings	—	300,000
Proceeds from stock subscription	—	1,225,384
Proceeds from issuance of common stock under Employee Stock Purchase Plan	13,880	16,577
Proceeds from exercise of Stock option	24,720	5,000

Net cash from financing activities	10,787,524	9,269,119

Change in cash and cash equivalents	4,528,443	(1,030,176)
Cash and cash equivalents at beginning of period	6,936,119	6,289,363

Cash and cash equivalents at end of period	$11,464,562	$5,259,187

Supplemental cash flow information:
Interest paid	$2,091,586	$1,495,916
Income taxes paid	322,000	446,000

Supplemental disclosure of noncash activities:
Investing Activities: Non cash transfer from loans originated for sale to loans	$250,835	$—
Financing Activities: Income tax benefit from exercise of stock options	2,340	—
See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
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
Use of Estimates in Preparation of Financial Statements: In preparing financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. Areas involving the use of management’s estimates and assumptions include the allowance for loan losses, the realization of deferred tax assets, the accrual for the Supplemental Executive Retirement Plan liability and the depreciation of premises and equipment.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
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

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2005	2004	2005	2004
Net income as reported	$228,023	$82,725	$705,189	$427,911
Deduct: stock based
compensation expense
determined under fair value
based method	(788)	(2,115)	(2,365)	(6,346)

Pro forma net income	$227,235	$80,610	$702,824	$421,565

Basic earnings per share
as reported	$0.50	$0.21	$1.54	$1.09
Pro forma basic earnings
per share	$0.50	$0.20	$1.54	$1.08

Diluted earnings per share
as reported	$0.48	$0.20	$1.50	$1.06
Pro forma diluted earnings
per share	$0.48	$0.19	$1.49	$1.04

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
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
Earnings per Common Share: Basic earnings per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Stock options for 9,868 and 9,618 shares of common stock were not considered in computing diluted earnings per common share for the periods ending September 30, 2005 and September 30, 2004, respectively, because they were antidilutive.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September, 2005
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Earnings per share are computed as follows:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2005	2004	2005	2004
Numerator:
Net income	$228,023	$82,725	$705,189	$427,911

Denominator:
Denominator for basic
earnings per share—
weighted average shares	457,037	398,628	456,449	391,604
Effect of dilutive securities:
Nonqualified stock options	15,118	15,284	15,192	12,000

Denominator for diluted earnings per share	472,155	413,912	471,641	403,604

Basic earnings per share	$0.50	$0.21	$1.54	$1.09

Diluted earnings per share	$0.48	$0.20	$1.50	$1.06

Reclassifications: For comparative purposes, certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
NOTE 2 — LOANS
Loans at September 30, 2005 and December 31, 2004, were as follows:

	September 30,	December 31,
	2005	2004
Commercial real estate	$62,888,137	$51,972,391
Commercial business	12,729,496	16,602,755
Commercial lines of credit	18,048,859	16,981,850
Commercial construction	4,709,343	6,898,890
Home equity	9,824,771	9,857,867
Residential mortgage and construction	1,092,260	821,658
Consumer installment	1,653,880	1,308,084
Credit card and other	319,049	291,760

	$111,265,795	$104,735,255

Activity in the Allowance for Loan Losses for the nine months ended September 30, 2005 and 2004 was as follows:

	Nine months ended September 30,
	2005	2004
Beginning balance	$1,605,933	$1,502,688
Loans charged off	(66,000)	—
Recoveries	1,881	—
Provision for loan losses	11,000	280,650

Ending balance	$1,552,814	$1,783,338

At September 30, 2005 and December 31, 2004, loans totaling $615,672 and $1,114,668 were in nonaccrual status. At September 30, 2005, there was one additional loan for $266,093 that was more than 90 days past due and still accruing interest. Impaired loans totaled $754,084 at September 30, 2005 and $1,289,553 at December 31, 2004.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
NOTE 3 — DEPOSITS
Deposits at September 30, 2005 and December 31, 2004, were as follows:

	September 30,	December 31,
	2005	2004
Noninterest-bearing demand	$12,858,581	$12,668,555
Interest-bearing demand	6,888,305	6,770,262
Market Rate Savings	43,219,842	34,762,160
Time under $100,000	28,735,174	29,027,314
Time $100,000 and over	19,873,991	18,598,678

	$111,575,893	$101,826,969

At September 30, 2005, the Bank had $16,245,000 in national market certificates of deposit, primarily in amounts of $99,000. As of December 31, 2004, the Bank had $19,136,000 in national market CDs.
NOTE 4—FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At September 30, 2005 and December 31, 2004, advances from the Federal Home Loan Bank were as follows:

	September 30,	December 31,
	2005	2004
Maturing March 2009, fixed rate advance at 3.25%	$2,500,000	$2,500,000
Maturing April 2010, fixed rate advance at 4.57%	1,000,000	—

	$3,500,000	$2,500,000

Interest is payable monthly, and the advances are payable at their maturity dates, with prepayment penalties for early payment. The advances are collateralized by approximately $5,150,000 of loans secured by first mortgages on 1-4 family residential properties, multi-family properties and home equity lines of credit, and $288,800 of FHLB stock under a blanket lien agreement. As of September 30, 2005, the Company’s available borrowing capacity with the FHLB was $18,731,000.
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
September 30, 2005
NOTE 4 — FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS (continued)
There are certain covenants on the line relating to the Company’s and the Bank’s operating performance, asset quality and capital status. Additionally, the Company is required to keep an average of at least $700,000 in an interest-bearing deposit account with the lender. As of December 31, 2004, the Company was in violation of the covenant that requires the annual net income of the Bank to be no less than $200,000. As a result of the loan charge-off that was recorded as of December 31, 2004, the Bank’s net income for 2004 was $52,638. The lender granted a waiver of this covenant. As of September 30, 2005, the Company and the Bank were in compliance with all covenants.
As of December 31, 2004, and September 30, 2005 the balance on the line of credit was $0. The Company did not borrow against the line of credit during the first nine months of 2005.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
OVERVIEW
The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at September 30, 2005, to that of December 31, 2004, and the results of operations for the three months and nine months ended September 30, 2005 and 2004. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.
In October 2004, the Company opened a full-service branch location in Brecksville, Ohio. This office has a Regional President and offers all of the services and amenities that are offered in the Medina banking office. Consequently, comparisons made between the results of operations for the three months and nine months ended September 30, 2005 and 2004 are impacted by the opening of this office.
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
FINANCIAL CONDITION
Assets
Total assets as of September 30, 2005 increased 9.9%, or $11,458,000, to $126,708,000, compared with $115,250,000 at December 31, 2004.
Cash and cash equivalents increased $4,529,000 or 65.3%, to $11,465,000, compared with $6,936,000 at December 31, 2004. This increase is mainly due to an increase in Fed funds sold, primarily because deposits have increased faster than loans.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
FINANCIAL CONDITION (continued)
As of September 30, 2005, there were approximately $1,019,000 of FHLB debt securities, $580,000 of mortgage-backed securities and $431,000 of tax-exempt municipal bonds in the available-for-sale securities portfolio, including gross unrealized losses of $15,000. During the first nine months of 2005, the Bank purchased two tax-exempt municipal bonds totaling $420,000 and four FHLB debt securities totaling $1,022,000. None of the unrealized losses was judged to be other than temporary. As of September 30, 2005, the maturity dates of the FHLB debt securities and municipal bonds ranged from June 2006 to December 2020.
Total loans at September 30, 2005, were $111,266,000, an increase of $6,531,000, or 6.2% when compared to $104,735,000 at December 31, 2004. Most of the net loan growth was in the commercial loan sector. This growth was mainly attributable to commercial real estate loans, which increased approximately $10,916,000 and commercial lines of credit which increased $1,067,000, offset by decreases in commercial business loans of $3,873,000 and commercial construction loans of $2,190,000. As of September 30, 2005, commercial loans totaled $98,376,000, or 88.4% of total loans.
At September 30, 2005, residential real estate and home equity loans totaled $10,917,000, or 9.8% of total loans, and consumer installment and credit card loans were $1,973,000, or 1.8% of the loan portfolio.
As of September 30, 2005, there were no loans classified as held for sale. The commercial construction loan that was designated as held for sale as of December 31, 2004 in the amount of $251,000 was moved back into the Bank’s portfolio during the first quarter of 2005 due to the expiration of the purchaser’s commitment as a result of the borrower’s delay in construction due to the weather.
As a result of the growth of the Company’s deposit portfolio as well as an extremely competitive commercial lending environment, the Company’s loan-to-deposit ratio declined to 99.7% as of September 30, 2005, compared to 102.9% at December 31, 2004. Due to the placement of these excess funds in Fed funds sold, the Company’s loan-to-assets ratio also declined at September 30, 2005 to 87.8%, compared to 90.9% at December 31, 2004. Although, management anticipates that the loan-to-deposit ratio throughout the rest of 2005 will remain near 100% to 105% and the loan-to-assets ratio will be approximately 90% to 95%, these expected ranges may not be reached due to management’s reluctance to enter into lending arrangements which could adversely impact the Company’s long-term growth and pricing strategies.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
FINANCIAL CONDITION (continued)
Of the total loans at September 30, 2005, approximately $99,225,000 or 89.2% are at a variable rate of interest, and $12,041,000 or 10.8% are fixed rate. Including scheduled principal repayments, approximately $77,599,000, or 69.7%, of loans mature or are scheduled to reprice within twelve months. Only $748,000 of total loan principal matures or reprices in more than five years.
Liabilities
Deposits increased to $111,576,000 at September 30, 2005, an increase of $9,749,000, or 9.6%, over $101,827,000 at December 31, 2004. Deposits at September 30, 2005 consisted of $12,858,000 or 11.5% of noninterest-bearing demand deposits, $6,888,000 or 6.2% of interest-bearing NOW accounts, $43,220,000 or 38.7% of variable-rate savings and money market accounts (known as Market Rate Savings Accounts), $43,193,000 or 38.7% of time deposits, and $5,416,000 or 4.9% of Individual Retirement Arrangements.
Included in the time deposits total is $16,245,000 of national market CDs, primarily from other banks and credit unions, in increments of $99,000 or $100,000, with terms ranging from one year to five years, and rates ranging from 2.10% to 5.25%. As of September 30, 2005, the weighted average rate of these CDs was 3.64% and the weighted average remaining maturity was 25.4 months. At December 31, 2004, there was $19,136,000 in national market CDs. Although management believes these CDs were obtained at market rates at the time they were originated, they may be more vulnerable to price sensitivity than local deposits. As the Brecksville office has added core deposits, the Company has been able to decrease its reliance on other sources of funding such as national market CDs.
Management expects deposits to grow at a faster rate in 2005 than in 2004, primarily because of the opening of the Brecksville location. By September 30, 2005, Brecksville had a total of $20,658,000 in deposits, mostly in Market Rate Savings accounts.
The Bank has the ability to obtain additional funding through the Federal Home Loan Bank. In May 2005, the Bank obtained a $1,000,000, five-year fixed-rate advance at 4.57% in addition to the $2,500,000 five-year 3.25% fixed-rate advance that was obtained in March 2004. The advances mature on April 30, 2010 and March 10, 2009, respectively. Interest is payable monthly, and the advances are payable at maturity, with prepayment penalties for early payment. The advances are collateralized by approximately $5,150,000 of loans secured by first mortgages on 1-4 family residential properties and $289,000 of FHLB stock under a blanket lien agreement.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
FINANCIAL CONDITION (continued)
During 2004 the Bank repaid two fixed rate FHLB advances at their maturity. In June 2004 the Bank repaid a 4.28% fixed rate FHLB advance in the amount of $1,700,000 and in October 2004 it repaid a 4.15% fixed rate FHLB advance in the amount of $1,500,000.
The Company has the ability to borrow from a $4,000,000 line of credit from an unaffiliated bank. The Company also has approximately $18,731,000 in additional borrowing capacity with the FHLB. Please refer to Note 4 and the discussion beginning on page 26 of this report, under the caption “Liquidity and Capital Resources,” for additional information.
Shareholders’ Equity
Total shareholders’ equity increased $739,000, to $11,355,000 at September 30, 2005, from $10,616,000 at December 31, 2004. This increase was a result of net income of $705,000 for the first nine months of 2005, the issuance of common stock from the exercise of employee stock options in the amount of $27,000 and the issuance of common stock under the employee stock purchase plan totaling $14,000, offset by the decrease in the fair value of available-for-sale securities, net of tax, of $7,000.
RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
Net income for the first nine months of 2005 was $705,000, compared to $428,000 for the same period of 2004, an increase of $277,000 or 64.7%. The primary reasons for this increase were an increase in net interest income and noninterest income and a decrease in the provision for loan losses, offset by an increase in noninterest expenses. The increase in noninterest income was mainly due to an increase in net gains on sales of loans. Noninterest expense was higher mainly due to increased premises and equipment expense and increased salaries and employee benefits associated with the Brecksville office that opened in October 2004, and is discussed in further detail on page 22.
Net Interest Income
Net interest income improved for the first nine months of 2005 over the comparable period of 2004. Net interest income was $3,636,000, an increase of $687,000 or 23.3% over the $2,949,000 earned in the same period of 2004. The increase in net interest income is attributable to loan growth and rising interest rates partially offset by the increase in interest-bearing deposit balances and higher interest rates paid on these deposits, particularly Market Rate Savings accounts.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (continued)
The following table illustrates the average balances and annualized interest rates for the nine months ended September 30, 2005 and 2004:

($ in thousands)	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Loans	$109,610	$5,531	6.75%	$101,870	$4,340	5.67%
Investment securities-taxable	1,119	33	3.92%	1,633	45	3.80%
Investment securities-tax exempt	364	13	4.93%	—	—	—
Federal funds sold and other short-term funds	5,147	115	2.98%	4,894	39	1.06%
Federal Reserve Bank stock	199	9	6.01%	195	9	6.00%
Federal Home Loan Bank stock	282	10	4.75%	249	8	4.08%

Total interest earning assets	116,721	5,711	6.54%	108,841	4,441	5.44%
Noninterest earning assets	3,869			2,669

Total Assets	$120,590			$111,510

Interest bearing deposits	$93,764	1,990	2.84%	$86,389	1,346	2.08%
Borrowings	3,057	80	3.48%	5,185	146	3.75%

Total interest bearing liabilities	96,821	2,070	2.86%	91,574	1,492	2.17%

Noninterest bearing liabilities	12,828			10,829
Shareholders’ equity	10,941			9,107

Total Liabilities and Shareholders’ Equity	$120,590			$111,510

Net interest income/interest rate spread		3,641	3.68%		2,949	3.27%
Tax equivalent adjustment		(5)			—

Net interest income per financial statements		$3,636	3.67%		$2,949	3.27%

Net interest margin			4.17%			3.61%
(Net yield on average earning assets)

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (continued)
The table below analyzes changes in net interest income in terms of changes in the volumes and rates of various categories of interest earning assets and interest bearing liabilities and is presented on a tax-equivalent basis. Variances not exclusively attributable to changes in rate or changes in volume are allocated proportionately between volume and rate.

	Nine months ended
	September 30, 2005 vs. 2004
	Increase (Decrease)
	In Net Interest Income Due To:
($ in thousands)	Volume	Rate	Net
Interest income:
Loans	$355	$836	$1,191
Federal funds sold and other short-term funds	(3)	79	76
Investment securities-taxable	(15)	3	(12)
Investment securities-tax exempt	13	—	13
Federal Home Loan Bank stock	1	1	2

Total interest-earning assets	351	919	1,270

Interest expense:
Interest-bearing transaction Accounts	—	(7)	(7)
Market rate savings accounts	(100)	(417)	(517)
Certificates of deposit and IRAs	63	(183)	(120)
FHLB advances	38	10	48
Other borrowings	18	—	18

Total interest-bearing liabilities	19	(597)	(578)

Change in net interest income	$370	$322	$692

Interest Income
Total interest income on a tax-equivalent basis increased $1,270,000 or 28.6% when comparing the nine months ended September 30, 2005 with the same period of 2004.
Interest and fee income on loans for the first nine months of 2005 was $5,531,000, up $1,191,000 or 27.4% from $4,340,000 for the same period of the prior year. This increase was due to increases in both interest rates on these loans and average loans outstanding.
Interest income on a tax-equivalent basis from securities and short-term funds increased $79,000, to $180,000 year-to-date in 2005, from $101,000 for the same period of 2004. The increase was primarily due to higher interest rates on securities and Federal funds sold and interest-bearing deposits.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (continued)
Interest Expense
Interest expense totaled $2,070,000 for the first nine months of 2005, compared to $1,492,000 for the same period of 2004.
Interest on deposits increased $644,000, or 47.8%, to $1,990,000 for the first nine months of 2005, from $1,346,000 for the same period last year. The increase in deposit interest expense was due to increases in the average rates paid on deposits as well as higher balances in interest-bearing deposits, especially Market Rate Savings accounts. Also, new deposits have generally been acquired at higher interest rates than maturing deposits because of generally rising interest rates.
Interest on borrowings was $80,000 in the first nine months of 2005, down $66,000 or 45.2% compared to the same period of 2004. This is due to decreased borrowings from the Federal Home Loan Bank and the decrease of interest expense related to the Company’s line of credit to $0 for 2005, compared to $18,000 for the same period of 2004.
Net Interest Margin
Net interest income as well as the net interest margin have improved, due mainly to the increases in short-term interest rates which began in mid-2004. The net interest margin was 4.17% in the first nine months of 2005, compared with 3.61% in the same period in 2004. This significant increase reflects the Bank’s asset-sensitive position which has a positive impact on net interest margin during a rising interest rate environment.
The yield on earning assets has continued to increase, reflecting overall interest rate increases, the scheduled repricing of existing loans and new loans being booked at current, higher rates, although loan pricing is impacted by competitive factors in the Bank’s market area. In the first nine months of 2005, the yield on loans was 6.75%, up from 5.67% in the first nine months of 2004.
In the first nine months of 2005, the cost of interest-bearing deposits was 2.84%, up from 2.08% in the same period of 2004. This increase also reflects overall interest rate increases and competitive factors present in the Bank’s expanding market area. The overall cost of interest-bearing liabilities (deposits and borrowings) was 2.86% in the first nine months of 2005, compared with 2.17% in the same period of 2005.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (continued)
Provision for Loan Losses
The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Company’s loan portfolio which have been incurred at the balance sheet date. The methodology used by management to perform this assessment is discussed in Critical Accounting Policies. Consistent application of this methodology for the nine months ended September 30, 2005 and 2004 resulted in a change to the provision for loan losses from $281,000 for the period ending September 30, 2004 to $11,000 for the period ending September 30, 2005, or a decrease of $270,000.
The primary reason for this decrease was that a specific provision for one lending relationship originally recorded in August 2003 for $150,000 was reversed in June 2005 based on management’s assessment of the borrower’s continuing improved financial performance for 2004, consecutive payments received from the borrower in accordance with the contractual terms of their lending agreement and an increase in value of the collateral securing the loan relationship. Additionally, a special provision for another borrower was recorded in August 2004 for $150,000 which impacts the comparison of 2005 to 2004.
At September 30, 2005 and December 31, 2004, loans totaling $615,000 and $1,115,000, respectively, were in nonaccrual status (i.e., on which no interest income is being recorded). The decline in non-accrual loans is attributable to the improved lending relationship referred to above. One additional loan for $266,000 was more than 90 days past due at September 30, 2005 and still accruing interest. $31,000 and $150,000 of the nonaccrual loans were guaranteed by the Small Business Administration as of September 30, 2005 and December 31, 2004.
Management’s determination of the appropriate level of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of the Bank and other similar community financial institutions which management believes are representative of the probable loss experience of the Bank. Other factors considered include the composition of the loan portfolio, current economic conditions, the creditworthiness of the Bank’s borrowers and other related factors. The provision for loan losses has been impacted by the rapid loan growth the Bank has experienced, as well as the effects of the loan portfolio maturing. Management and the Board believe the allowance for loan losses at September 30, 2005, is adequate to absorb probable losses in the loan portfolio.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (continued)
Noninterest Income
Total noninterest income for the first nine months of 2005 was $367,000, up $137,000 compared to $230,000 in the same period of 2004.
Service charges on deposit accounts increased to $100,000 year-to-date for 2005, compared to $89,000 for the same period of 2004, an increase of 12.4%. This is mainly due to an increased number of checking accounts, and the increased collection of fees for overdrafts and insufficient funds on checking accounts. Many of the Company’s customers carry large enough balances in their accounts to reduce or eliminate monthly service charges.
The primary reason for the increase in noninterest income was the increase in gains on sales of loans. Seven commercial real estate loans totaling $2,003,000 were sold during the first nine months of 2005 for a total gain of $151,000 compared to two residential mortgage loans and two commercial real estate loans sold in the first nine months of 2004 for a total gain of $47,000.
Other noninterest income includes fee income related to the Bank’s ATM program, which increased over last year due to the addition of a second ATM machine as well as fee income on the Company’s credit card and debit card programs.
Noninterest Expense
Noninterest expenses were $2,931,000 for the first nine months of 2005, an increase of $679,000 or 30.2% over the $2,252,000 for the same period of 2004. The primary component of noninterest expense is salaries and employee benefits, which amounted to $1,396,000, or 47.6% of noninterest expense in the first nine months of 2005. Salaries and benefits were $1,207,000, or 53.6% of noninterest expense, in the same period of 2004. The increase of $189,000, or 15.6%, was mainly attributable to increased staffing related to the Brecksville location, including a Regional President for that location, as well as overall employee benefit cost increases. As a result of the elimination of the Company’s 2005 incentive compensation plan during the second quarter of 2005, comparisons between salaries and employee benefits expense for the first nine months of September 30, 2005 and the same period of 2004 have been impacted.
Premises and equipment expense increased $265,000, or 80.8% to $593,000 for September 30, 2005 compared to $328,000 for the same period of 2004. This increase is mainly attributable to occupancy costs related to the Brecksville location.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (continued)
Professional fees increased $119,000 or 76.3%, due to several factors, including quarterly retainer fees paid to non-employee directors on the Company’s Board of Directors and consulting fees for human resource matters.
Total other noninterest expense in the first nine months of 2005 and 2004 consisted of the following:

	Nine months ended
	September 30,
	2005	2004
Marketing and advertising	$63,000	$48,000
Loan expenses	50,000	35,000
Insurance	42,000	39,000
Travel and entertainment	27,000	28,000
Telephone	20,000	18,000
Other	54,000	45,000

	$256,000	$213,000

Management expects that the Brecksville location will continue to negatively affect results during the next one to two years, until it grows to a size at which it can cover its overhead.
As of December 31, 2007, Western Reserve Bancorp, Inc. will be required to be in compliance with Section 404 of the Sarbanes Oxley Act of 2002. On September 21, 2005, this deadline was extended from December 31, 2006 by the Securities and Exchange Commission. This rule requires that management certify that its internal controls over financial reporting are designed properly and operating effectively. This will require management to identify significant internal controls that affect financial reporting, document those controls, and test their effectiveness. The Company’s external auditing firm, Crowe Chizek and Company LLC, will be required to issue an opinion on management’s representations about the effectiveness of its internal controls. This project will require the Company to devote significant resources, both in terms of time and effort by management and staff, as well as financial resources to obtain specialized software, additional work to be done by the Company’s internal auditing firm, project management assistance from outside sources, and additional auditing costs. Management estimates that the additional financial costs (excluding management time) will be in excess of $100,000 between 2005 and 2007. The Company has recorded approximately $9,000 of expense related to this project as of September 30, 2005. With the extension of the deadline, the majority of the remaining expenses will be incurred in 2007.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
Net income for the third quarter of 2005 was $228,000, compared to $83,000 for the third quarter of 2004. This represents an increase of $145,000, or 174.7% over the same quarter last year. The primary reasons for the increase in net income were an increase in net interest income and noninterest income and a decrease in the provision for loan losses, offset by an increase in noninterest expenses.
Net Interest Income
Net interest income improved in the third quarter of 2005 over the comparable period of 2004. Net interest income was $1,298,000 in 2005, up 25.6% or $264,000 from the $1,034,000 recorded for the third quarter of 2004. The increase in net interest income is primarily attributable to rising interest rates on the Bank’s loans and loan growth, offset by increases in interest rates paid on deposits and in interest-bearing deposit balances, particularly Market Rate Savings accounts. In the third quarter of 2005, the net interest margin improved to 4.28%, up from the 3.93% for the third quarter of 2004.
In the third quarter of 2005, the yield on loans was 7.12%, up from 5.90% for the third quarter of 2004. The overall cost of interest-bearing funds (deposits and borrowings) was 3.12% for the third quarter of 2005, compared with 2.16% in the same period of 2004. The cost of interest-bearing deposits was 3.11%, up from 2.09% for the third quarter of 2004.
Provision for Loan Losses
Consistent application of the Company’s loan loss methodology for the three months ended September 30, 2005 and 2004 resulted in a change to the provision for loan losses from $187,000 for the period ending September 30, 2004 to $67,000 for the period ending September 30, 2005, or a decrease of $120,000.
Noninterest Income
Total noninterest income for the third quarter of 2005 was $104,000, up $48,000 or 84.8% compared to $56,000 for the third quarter of 2004. Service charges on deposit accounts increased to $38,000 for the third quarter of 2005, compared to $30,000 for the same period of 2004, an increase of 26.7%. Other noninterest income increased to $43,000 for the third quarter of 2005, compared to $26,000 for the same period of 2004, an increase of $17,000, or 65.4%.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 (continued)
Noninterest Expense
In the third quarter of 2005, total noninterest expenses increased $213,000 or 27.4% when compared with the same quarter of 2004, mainly due to salaries and employee benefits which increased $62,000, or 15.1%, premises and equipment, up $69,000, or 53.1%, and professional fees, up $59,000 or 128.3%. The increase in salaries and employee benefits and premises and equipment was mainly due to costs associated with the Brecksville office. Professional fees increased as a result of quarterly retainer fees paid to non-employee directors on the Company’s Board of Directors and for consulting fees related to human resource matters.
Salaries and employee benefits for the three months ending September 30, 2005 were $473,000 compared to $411,000 for the same period of 2004, up $62,000 or 15.1%. This reflects an increase of $73,000, related mainly to Brecksville and to overall higher benefit costs.
Total other noninterest expense for the three months ended September 30, 2005 and September 30, 2004 consisted of the following:

	Three months ended
	September 30,
	2005	2004
Marketing and advertising	$18,000	$21,000
Loan expenses	14,000	13,000
Insurance	15,000	15,000
Travel and entertainment	8,000	6,000
Telephone	7,000	6,000
Other	22,000	17,000

	$84,000	$78,000

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
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
Assets available to satisfy liquidity needs include cash and due from banks, Federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets increased to approximately $13,495,000 at September 30, 2005, compared to $8,392,000 at December 31, 2004.
Prior to the opening of the Brecksville office in October 2004 and to the extent that loan demand outpaced local deposit growth, the Company used other sources of funding, including national market CDs and Federal Home Loan Bank advances (as previously discussed). As the Brecksville office has added core deposits, the Company has been able to decrease its reliance on these other sources of funding.
However, if additional liquidity is needed, there are several available sources, including selling securities from the securities portfolio, selling loans, purchasing Federal funds, obtaining additional Federal Home Loan Bank advances, acquiring additional national market CDs or brokered deposits, issuing repurchase agreements, and using surety bonds to secure public deposits. The Company can also borrow against its line of credit. As of September 30, 2005, there was $3,000,000 available on this portion of the line of credit.
During the third quarter of 2005, the Company requested that the FHLB review its portfolio of commercial real estate loans in order to allow these loans to be included in the calculation of the Company’s borrowing capacity with the FHLB. As a result of this review, the Company’s additional borrowing capacity at the FHLB was increased to approximately $18,731,000.
As discussed previously, total shareholders’ equity increased $739,000, to $11,355,000 at September 30, 2005 from $10,616,000 at December 31, 2004.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
LIQUIDITY AND CAPITAL RESOURCES (continued)
At September 30, 2005 and December 31, 2004, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum	Minimum
			to be	required for
	Western Reserve Bank		considered	capital
	Sept. 30,	December 31,	well-	Adequacy
	2005	2004	capitalized	purposes
Tier 1 “core” capital to risk-weighted assets	8.1%	7.6%	6.0%	4.0%
Total capital to risk-weighted assets	10.7%	10.2%	10.0%	8.0%
Tier 1 leverage ratio	7.4%	6.9%	5.0%	4.0%
The Company has grown rapidly in its seven years of existence, and continued rapid growth has required management and the Board to consider capital strategies to support that growth.
Management and the Board, on an ongoing basis, evaluate selected growth opportunities, including branching. Management considers several criteria for an expansion, including: the area must have a large deposit base, the community must have a strong community identity; there should not be another community bank located in the same area; and there must be significant opportunities for profit.
As discussed in Note 4, the Company has obtained a line of credit through an unaffiliated financial institution. By borrowing against the line of credit and then investing the funds into the Bank as capital, the Bank is able to manage its capital ratios. As of September 30, 2005, the Company had $1,000,000 available on this portion of the line of credit.
The Company had a common stock offering in 2004. In this offering, a total of 66,622 shares of common stock were sold, resulting in proceeds, net of offering costs, of approximately $1,968,000. Of this amount, $1,500,000 has been invested in the Bank as additional paid in capital. As of September 30, 2005, approximately $500,000 remains available to downstream to the Bank as needed to support the Bank’s capital requirements as it grows.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
LIQUIDITY AND CAPITAL RESOURCES (continued)
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
In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 of common stock per year at market prices and without brokerage commissions. There are 5,000 shares of authorized but unissued shares of stock allocated to the Plan. Because the Plan has been registered with the SEC, there are no restrictions on the resale of the stock, other than those applicable to “affiliates” as defined in Rule 144 of the Securities and Exchange Commission. As of September 30, 2005, a total of 1,116 shares of common stock have been issued to 22 employee participants through the Plan.
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
September 30, 2005
INTEREST RATE SENSITIVITY (continued)
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
In the first nine months of 2005, there were six additional rate increases of 25 basis points each, and the target Federal funds rate was at 3.75% as of September 30, 2005. Likewise, the Company’s prime rate has increased, to 6.75% as of September 30, 2005. As of September 30, 2005, the Company’s balance sheet was still asset sensitive, but the one-year gap had decreased to $11,003,000, or 116.1%.
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
September 30, 2005
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

WESTERN RESERVE BANCORP, INC.
CONTROLS AND PROCEDURES
September 30, 2005
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2005, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
September 30, 2005
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
The Company also has a nonqualified stock option plan, the Western Reserve Bancorp, Inc. 1998 Stock Option Plan, as Amended. During the first nine months of 2005, there were 1,100 shares of the Company’s common stock issued through the exercise of stock options under the Plan, 100 shares at $20.00 per share and 1,000 shares at $22.00 per share.
The shares were issued in reliance upon Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated thereunder. Because of the requirements of Rule 147, the shares issued under the stock option plan cannot be sold outside of the State of Ohio for nine (9) months after issuance.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
September 30, 2005
Item 6 — Exhibits and Reports on Form 8-K:
(a) Exhibits

Exhibit
No.	Description of Exhibits
3.1	Articles of Incorporation of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)	*

3.2	Code of Regulations of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)	*

4.2	Legend to be Placed on Certificates Representing Shares Issued in the Offering

10.1	Employment Agreement of Edward J. McKeon, Dated December 14, 2001. (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on April 1, 2002)	*

10.2	Lease Agreement by and between Michael Rose DBA Washington Properties and Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 31, 1999)	*

10.3	Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of April 20, 2000 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 13, 2000)	*

10.4	Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June 18 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)	*

10.5	Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)	*

10.6	Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May 5, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)	*

10.7	Western Reserve Bank Supplemental Executive Retirement Plan, dated May 15, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)	*

10.8	Western Reserve Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2003)	*

10.9	Lease Agreement by and between Western Reserve of Brecksville, LLC and Western Reserve Bank (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2005)	*

10.10	First Amendment to Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on May 16, 2005)	*

10.11	Second Amendment to Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 30, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 15, 2005)	*

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
September 30, 2005
(a) Exhibits (continued)

Exhibit
No.	Description of Exhibits
11	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 1 of this Form 10-QSB)	*

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

*	Previously filed and incorporated herein by reference.
Item 6 — Exhibits and Reports on Form 8-K (continued):
(b) Reports on Form 8-K
No Reports on Form 8-K were filed for the quarter ended September 30, 2005.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
Quarter ended September 30, 2005
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.
By:

Date: November 14, 2005	/s/ Edward J. McKeon
Edward J. McKeon
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Cynthia A. Mahl
Cynthia A. Mahl
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)