Form 10KSB
period 2005-12-31
WESTERN RESERVE BANCORP INC
filed 2006-03-24
CIK 1051473

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended           December 31, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission file number           000-51264
Western Reserve Bancorp, Inc.
(Name of Small Business Issuer in Its Charter)

Ohio	31-1566623

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4015 Medina Road, Suite 100, Medina, Ohio	44256

(Address of principal executive offices)	(Zip Code)
(330) 764-3131

(Issuer’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common stock, no par value, $1.00 stated value
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d)of the Exchange Act. ☐
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Issuer’s gross revenues for its most recent fiscal year were $8,385,573.
The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 10, 2006 was approximately $11,504,183 (which excludes 80,762 shares held by directors and executive officers). As of said date, the Issuer had 457,331 shares of Common Stock issued and outstanding.

Documents incorporated by reference:
Parts I and II:	Portions of Registrant’s 2005 Annual Report to Shareholders
Part III:	Portions of Registrant’s 2005 Proxy Statement for the Annual Meeting of Shareholders
to be held April 26, 2006

Transitional Small Business Disclosure Format (check one):	Yes ☐ No ☑

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
During 2004, the Company sold an additional 66,622 shares of common stock in an intra-state offering exempt from the Securities Act of 1933 pursuant to Section 3(a)(11) and Rule 147 promulgated thereunder. A registration statement was filed with the Ohio Division of Securities on Form 6(A)(1) on May 3, 2004. The Offering resulted in proceeds, net of offering costs, of approximately $1,968,000.
The Company and the Bank currently maintain their offices at 4015 Medina Road, Suite 100, Medina, Ohio 44256. On October 4, 2004, the Bank opened a second full-service office located at 8751 Brecksville Road, Brecksville, Ohio 44141.
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
Under applicable law, the Bank is permitted to make loans to individual borrowers in aggregate amounts of up to 15 percent of the sum of the Bank’s total capital and allowance for loan losses. At December 31, 2005, the Bank’s legal lending limit was approximately $1,971,000. The Board of Directors has established an “in-house” lending limit of $1,500,000, although, under certain circumstances, the Board Loan Committee can authorize, on a case-by-case basis, lending relationships in excess of this “in-house” limit. The Board may from time to time raise or lower the “in-house” limit as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions. The Company believes that the Bank’s legal lending limit is adequate to satisfy the credit needs of most of its clients. For credit needs that exceed the Bank’s legal lending limit, the Bank has the ability to participate with other banks to meet the credit need. In such instances, the Bank intends to be the lead bank in the loan arrangement.
The Bank’s market area is competitive. There are at least fifteen commercial banks, savings institutions and credit unions with multiple offices in the Bank’s primary service areas of Medina and Brecksville. In recent years, several banks and savings institutions headquartered outside of Medina County acquired or opened new branches in the Medina area. However, in the past few years, many of the area’s financial institutions have been acquired by large regional organizations headquartered outside of the Medina area. As a result of such consolidation, the organizers of the Company believed that the competitive and economic environment was right for a new, independent, locally owned and managed bank such as Western Reserve Bank to serve the financial needs of Medina area residents and businesses. The rapid growth of the Bank in the seven years since it opened has confirmed that belief. The Bank also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.
Employees
At December 31, 2005, the Bank has 32 full-time-equivalent employees (28 full-time and 7 part-time). None of its employees is covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.
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
The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s chief executive officer and chief financial officer are now required which attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. Additionally, the Chief Executive Officer and Chief Financial Officer are now required to certify that the Company has effective disclosure controls and procedures, and, in accordance with Section 404 of the Sarbanes-Oxley Act, the Company is also in the process of implementing a new program designed to monitor the Company’s internal control over financial reporting. This new program will include the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls over financial reporting. This program must be fully implemented for the preparation of the Company’s annual report for its fiscal year ended December 31, 2007. See Item 8A of the Company’s annual report on Form 10-KSB for more information regarding management’s evaluation of the Company’s disclosure controls and procedures, and the Company’s internal control over financial reporting.
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
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. For the year ended December 31, 2005, Bank Insurance Fund (“BIF”) assessments ranged from 0.00% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2006, BIF assessment rates will continue to range from 0.00% of deposits to 0.27% of deposits. Because the bank is “well capitalized” for purposes of its deposit insurance premiums, it expects its FDIC BIF premium to continue to be the statutory minimum.
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
FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by Savings Association Insurance Fund (“SAIF”) members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”), the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2005 the FICO assessment rate for both BIF and SAIF members was approximately 0.0134% of deposits. During the year ended December 31, 2005 the Bank paid approximately $14,000 in FICO assessments. For the first quarter of 2006, the annualized FICO assessment rate will be 0.0132%. Management expects the amounts paid for FICO assessments will increase as the Bank’s deposits continue to increase.
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

As of December 31, 2005, the Bank exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 11.0%, a Tier 1 risk-based capital ratio of 8.4% and a leverage ratio of 7.4%. As a result of the Corporation’s equity offering in the second half of 2000, the Bank, on January 2, 2001, issued $1,500,000 of subordinated debt to the Corporation. This debt is treated as Tier 2 capital (subject to certain limitations) for the Bank’s risk-based capital calculations. Also, as a result of the Company’s equity offering in 2004, as of December 31, 2005, the Company has approximately $500,000 available to invest in the Bank as the Bank needs additional capital. During 2005, the Company downstreamed $400,000 to the Bank as capital.
The Bank has grown rapidly in its seven-year history, and continued rapid growth will require it to consider capital strategies to support that growth. In 2003, the Company obtained a $3,000,000 line of credit through an unaffiliated financial institution. In June 2005, the line was renewed and modified. The total amount was increased to $4,000,000, with up to $1,000,000 for the purpose of providing additional capital to the Bank as needed, and up to $3,000,000 for liquidity purposes. The interest rate on the line is variable, at 0.75% below the prime rate. The line is secured by 100% of the stock of the Bank. There are certain covenants on the line relating to the Company’s and the Bank’s operating performance and capital status. At the end of the third quarter of 2003, the Company borrowed $500,000 and invested the proceeds in the Bank as additional paid in capital. During the first quarter of 2004, the Company borrowed an additional $300,000 against the line of credit and invested the proceeds in the same manner. In October 2004 the Company paid down the $800,000 balance outstanding on the line of credit, bringing the available balance to its original amount. As of December 31, 2005 the balance on the line of credit was zero. The Company did not borrow against the line of credit during 2005. By the Company borrowing against the line of credit and then investing the funds into the Bank as capital, the Bank is able to manage its capital ratios. Other strategies that the Company could consider in the future include selling more common stock, issuing trust preferred securities or issuing subordinated debt at the Bank level.
In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution. These “prompt corrective action” provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases. Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination). At December 31, 2005, the Bank satisfied all requirements for inclusion in the “well capitalized” category.
Dividends. Ohio law and FRB provisions prohibit the Bank, without the prior approval of both the Division and the FRB, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. Accordingly, the Bank will have approximately $1,021,000, plus its net income in 2006, available to be paid as dividends to the Company. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2005.
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

The information on pages 35-36 of the Company’s 2005 Annual Report to Shareholders under the caption “Net Interest Income” of “Management’s Discussion and Analysis” is incorporated by reference.

II.	INVESTMENT PORTFOLIO

The estimated fair values of securities available for sale at December 31, 2005 and 2004 are as follows:

		Gross	Gross	Weighted
	Fair	Unrealized	Unrealized	Average
	Value	Gains	Losses	Yield
2005
U.S. Government sponsored agencies	$1,012,221	$—	$(10,954)	4.11%
U.S. Treasury	4,901,067	—	—	4.28%
Mortgage-backed	772,822	620	(12,564)	4.38%
Municipal	615,267	—	(17,513)	4.79	%(1)

	$7,301,377	$620	$(41,131)	4.31%

2004
U.S. Government sponsored agencies	$502,165	$1,658	$—	3.78%
Mortgage-backed	702,521	430	(6,355)	3.68%

	$1,204,686	$2,088	$(6,355)	3.72%

Maturities of Investment Securities

	Due in one		Due in one		Due in five		Greater
	year or less		to five years		to ten years		than ten years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yields	Amount	Yields	Amount	Yields	Amount	Yields
U.S. Government sponsored agencies	$246,733	3.50%	$765,488	4.30%	$—	—	$—	—
U.S. Treasury	4,901,067	4.28	—	—	—	—	—	—
Mortgage-backed	—	—	—	—	241,958	4.98%	530,864	4.11%
Municipal	—	—	—	—	405,485	5.01 (1)	209,782	4.29 (1)

	$5,147,800	4.25%	$765,488	4.30%	$647,443	5.00%	$740,646	4.16%

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

(1)	Fully tax-equivalent based on federal income tax structure applicable at December 31, 2005.

III.	LOAN PORTFOLIO
A.	Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31, 2005 and 2004.

	2005	2004
Commercial	$98,225,073	$92,455,886
Home equity lines of credit	9,589,660	9,857,867
Residential mortgage and construction	917,565	821,658
Consumer installment	2,108,230	1,308,084
Credit card and other	348,827	291,760

	$111,189,355	$104,735,255

Concentrations of Credit Risk: Western Reserve Bank grants commercial, residential real estate mortgage and installment loans to businesses and individuals mainly in Medina and contiguous counties in Ohio. Commercial loans include loans collateralized by business assets. At December 31, 2005, commercial loans secured by real estate make up approximately 62.8% of the loan portfolio. Other commercial loans to businesses comprise 25.6% of total loans, and are expected to be repaid from cash flows from operations of the businesses. Variable rate home equity lines of credit make up approximately 8.6% of the loan portfolio and are collateralized by residential real estate. Residential mortgage and construction loans are 0.8% of the loan portfolio and are secured primarily by first mortgages on residential property. Installment and credit card loans to individuals make up approximately 2.2% of the loan portfolio and are primarily collateralized by consumer assets or are unsecured. At December 31, 2005, approximately 0.9% of the Bank’s total loan portfolio was unsecured.
B.	Maturities and Sensitivities of Loans to Changes in Interest Rates — The following table shows the maturity distribution and sensitivity to changes in interest rates of loans outstanding as of December 31, 2005. Fixed rate loans are presented based on their maturity date, and variable rate loans with floating or adjustable interest rates are included based on their earliest repricing opportunity.
Loan Maturities and Sensitivity to Changes in Interest Rates

	Within	One to	After
	one year	five years	five years	Total
Commercial	$61,793,956	$36,059,968	$371,149	$98,225,073
Home equity lines of credit	9,589,660	—	—	9,589,660
Residential mortgage and construction	594,826	322,739	—	917,565
Consumer installment	1,859,696	235,325	13,209	2,108,230
Credit card and other	348,827	—	—	348,827

	$74,186,965	$36,618,032	$384,358	$111,189,355

Of the loans due after one year, approximately $30,883,000 have variable interest rates, and $6,119,000 have fixed interest rates.

III.	LOAN PORTFOLIO (Continued)
C.	Risk Elements
1.	Nonaccrual, Past Due, Restructured and Impaired Loans — The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31.

	2005	2004
(a)Loans accounted for on a nonaccrual basis	$1,011,879	$1,114,668
(b)Accruing loans which are contractually past due 90 days or more as to interest or principal payments	—	—
(c)Loans not included in (a) or (b) which are “Troubled Debt Restructurings” as defined by Statement of Financial Accounting Standards No. 15	—	—
(d)Other loans defined as “impaired”	—	174,885

	$1,011,879	$1,289,553

Percentage of allowance to non-performing loans	152%	125%

Management believes the allowance for loan losses at December 31, 2005 is adequate to absorb probable losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on loss experience of comparable companies, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

2005
Gross interest income that would have been recorded in 2005 on nonaccrual loans outstanding at December 31, 2005 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period	$61,330

Interest income actually recorded on nonaccrual loans and included in net income for the period	—

Interest income not recognized during the period Discussion of the Nonaccrual Policy	$61,330
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
As of December 31, 2005, in addition to the $1,011,879 of loans reported under Item III, C.1., there are no other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C.1 at some future date. There were no loans classified for regulatory purposes as loss, doubtful or substandard that have not been disclosed in Section 1 above.

III. LOAN PORTFOLIO (Continued)
3.	Foreign Loans Outstanding
None
4.	Loan Concentrations
As of December 31, 2005, commercial loans to entities classified as real estate holding companies comprise approximately $28,884,000, or 26.0% of the total loan portfolio. However, this category includes a significant proportion of loans for buildings that are owner-occupied, and that are classified as real estate holding companies solely because the owner of the operating company has formed a real estate holding company for the single purpose of owning the building that they then lease to their operating company.
D.	Other Interest-Bearing Assets
There are no other interest-bearing assets as of December 31, 2005 that would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.
IV.	SUMMARY OF LOAN LOSS EXPERIENCE
A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2005	2004
Loans
Loans outstanding at end of period	$111,189,355	$104,735,255

Average loans outstanding during period	$110,035,638	$102,726,927

Allowance for loan losses
Balance at beginning of period	$1,605,933	$1,502,688

Loans charged-off
Commercial	83,971	1,321,207
Residential mortgage and construction	—	—
Consumer installment	—	—
Credit card	—	—
	83,971	1,321,207
Recoveries of loans previously charged-off
Commercial	1,881	99,688
Residential mortgage and construction	—	—
Consumer installment	—	—
Credit card	—	—
	1,881	99,688

Net loans charged-off (recoveries)	82,090	1,221,519
Provision for loan losses	17,811	1,324,764

Balance at end of period	$1,541,654	$1,605,933

Ratio of net charge-offs during the period to average loans outstanding during the period	0.07%	1.19%

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)
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
B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

			Percentage of Loans in
			Each Category to
	Allowance Amount		Total Loans
	2005	2004	2005	2004
Commercial	$1,414,537	$1,526,102	88.4%	88.3%
Home equity lines of credit	77,798	49,289	8.6	9.4
Residential mortgage & construction	2,753	2,465	0.8	0.8
Installment and credit card loans to individuals	46,522	28,000	2.2	1.5
Unallocated	44	77	0.0	0.0

Total	$1,541,654	$1,605,933	100.0%	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.
V.	DEPOSITS
The average amount of deposits and average rates paid are summarized as follows for the year ended December 31:

	2005		2004
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$12,509,668	0.00%	$11,322,887	0.00%
Interest bearing demand deposits	6,559,063	0.78	6,431,519	0.60
Savings and money market accounts	39,881,658	2.77	29,184,606	1.14
Certificates of deposit and IRAs	48,674,531	3.42	51,535,151	2.86

	$107,624,920	2.62	$98,474,163	1.88

At December 31, 2005, the Bank had $17,971,053 of time certificates of deposit of $100,000 or more outstanding. Remaining maturities of these time deposits are as follows:

Three months or less	$4,772,833
Over three through six months	2,086,157
Over six through twelve months	2,061,488
Over twelve months	9,050,575

$17,971,053

VI.	RETURN ON EQUITY AND ASSETS
The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2005	2004
Average total assets	$122,439,000	$112,943,000
Average shareholders’ equity	$11,072,000	$9,546,000
Net income	$960,718	$24,480
Return on average total assets	0.78%	0.02%
Return on average shareholders’ equity	8.68%	0.25%
Cash dividends declared	$0.00	$0.00
Dividend payout percentage	n/a	n/a
Average shareholders’ equity to average total assets	9.04%	8.45%
VII.	SHORT-TERM BORROWINGS
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
The leases described above have a primary term of ten years with options for two five-year extensions. The annual lease payment was $245,368 for 2005 and $233,303 for 2004, and is subject to increases each subsequent year. The facility is leased under an operating lease from a member of the Board of Directors. Refer to Note 5 on page 16 of the Company’s 2006 Annual Report to Shareholders (incorporated herein by reference) for additional discussion about the lease.
On October 4, 2004, the Company opened a second full-service facility located at 8751 Brecksville Road, Brecksville, Ohio. The Bank entered into an operating lease agreement with an unrelated entity for approximately 5,600 square feet of space for this location. The lease is for a term of ten years beginning October 1, 2004, with two five-year renewal options. Rent for 2005 was $151,678, and for the three months of 2004, was $37,731, with a provision for annual increases of two percent.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2005.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
The Company’s Common Stock was held by approximately 542 holders of record as of December 31, 2005. During the second quarter of 2005, the Company enlisted the services of Howe Barnes Investments to begin making a market in the Company’s shares of stock. Howe Barnes Investments is a ninety year old Chicago based investment firm that specializes in the research and trading of small and medium sized community bank stocks. The Company’s shares are quoted on the OTC “Pink Sheets” under the symbol WRBO. To date there has been no regular and liquid market for the common stock, and there can be no assurance that a regular and liquid trading market will develop in the foreseeable future although management believes the arrangement with Howe Barnes Investments will provide shareholders with improved liquidity of their shares. The high and low bid information in the table below has been compiled from NASDAQ.com.

2005	High	Low
First quarter	$30.00	$30.00
Second quarter	$30.50	$30.00
Third quarter	$30.50	$30.00
Fourth quarter	$32.00	$30.00
During 2004, there were five transactions of the Company’s common stock reported. Four of these transactions occurred in early 2004 at $26.00 per share and one at $30.00 per share in November, 2004. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Certain other private transactions may have occurred during the periods indicated of which the Company has no knowledge.
The Company filed a Registration Statement on Form 8-A with the SEC on April 28, 2005 to register its common shares under Section 12(g) of the 1934 Act.
The Company has a nonqualified stock option plan, the Western Reserve Bancorp, Inc. 1998 Stock Option Plan, as Amended. All participants of the Plan are Ohio residents. During the fourth quarter of 2004, there were 250 shares of the Company’s common stock issued at $20.00 per share through the exercise of a stock option under the Plan. In 2005, a total of 1,100 shares of stock were exercised by two non-executive employees. In February 2005, a non-executive employee exercised an option to purchase 100 shares of stock at $20.00 per share. During the second quarter of 2005, a non-executive employee exercised options to purchase 1,000 shares of stock at $22.00 per share in two separate transactions of 500 shares each. In May 2005, this same individual forfeited an option to purchase 500 shares of stock at $26.00 per share.
The shares were issued in reliance upon Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated thereunder. Because of the requirements of Rule 147, the shares issued under the Plan cannot be sold outside of the State of Ohio for nine (9) months after issuance.
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
Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation
The information on pages 30-43 of the Company’s 2005 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis” is incorporated by reference.

Item 7. Financial Statements
The following financial statements and related notes from the 2005 Annual Report to Shareholders are incorporated by reference:

Annual Report
Page No.
Report of Independent Registered Public Accounting Firm	3
Consolidated Balance Sheets	4
Consolidated Statements of Income	5
Consolidated Statements of Changes in Shareholders’ Equity	6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8-28
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 8A. Controls and Procedures
None
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Western Reserve Bancorp, Inc.’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(d) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Western Reserve Bancorp, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 8B. Other Information
None.
PART III
Item 9. Directors and Executive Officers of the Registrant
A.	Directors. The information on pages 6-8 of the Company’s 2005 Proxy Statement under the caption “Election of Directors” is incorporated by reference.

B.	Executive Officers. The information on page 13 of the Company’s 2005 Proxy Statement regarding the Executive Officers of the Company is incorporated by reference.

C.	“Audit Committee Financial Expert.” The Company’s Board of Directors has determined that C. Richard Lynham, Chairman of the Audit Committee, is a “financial expert” as defined under the regulations promulgated under the Sarbanes-Oxley Act and is “independent” defined under Rule 4200 of the National Association of Securities Dealers (“NASD”) Marketplace Rules.

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

585, Medina, Ohio 44258-0585. A copy of the Company’s Code was attached to the 2003 Form 10-KSB as Exhibit 14.
Item 10. Executive Compensation
The information on pages 13-15 of the 2005 Proxy Statement under the caption “Compensation of Executive Officers” is incorporated by reference.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information on page 6 of the 2005 Proxy Statement, under the caption “Beneficial Ownership” is incorporated by reference.
The information on page 6 of the 2005 Proxy Statement under the caption “Election of Directors” is incorporated by reference.
The information on page 13 of the 2005 Proxy Statement under the caption “Executive Officers of the Company” is incorporated by reference.
The Company has a nonqualified stock option plan that provides for up to 100,000 shares of the Company’s common stock to be available for grant to officers, employees, directors and others. The exercise price is at least the market price at date of grant. The maximum option term is ten years, and options generally vest over three years as follows: 25% one year from the grant date, 50% after two years, and 100% after three years. As of December 31, 2005, the following equity securities are authorized for issuance under the plan:
Equity Compensation Plan Information

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of	outstanding options,	future issuance under
	outstanding	warrants and rights	equity compensation
	options, warrants and		plans (excluding
	rights		securities reflected in
column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	n/a	0
Equity compensation plans not approved by security holders	91,312	$23.15	7,338

Total	91,312	$23.15	7,338
The Plan provides for adjustment of the number of shares in the event the outstanding shares of stock of the Company are changed into or exchanged for a different number or kind of shares by reason of any merger, consolidation, reorganization, recapitalization, combination, stock split or stock dividend.
Item 12. Certain Relationships and Related Transactions
The information on page 15 of the 2005 Proxy Statement under the caption “Transactions with Management and Others” is incorporated by reference.

Item 13. Exhibits
The Exhibit Index that immediately follows the signature page to this Form 10-KSB is incorporated by reference. The exhibits required to be filed with this Form 10-KSB are included with this Form 10-KSB and are located immediately following the Exhibit Index to this Form 10-KSB.
Item 14. Principal Accountant Fees and Services
The information on page 12 of the 2005 Proxy Statement under the caption “Audit Fees” is incorporated by reference.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2006.

WESTERN RESERVE BANCORP, INC.

By:	/s/ Edward J. McKeon
Edward J. McKeon, President, Chief
Executive Officer and Director

By:	/s/ Cynthia A. Mahl
Cynthia A. Mahl, Senior Vice President,
Principal Financial and Accounting Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 24, 2006.

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

/s/ Thomas A. Tubbs
Thomas A. Tubbs, Director

WESTERN RESERVE BANCORP, INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)

3.2	Code of Regulations of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)

4	Legend Placed on Certificates Representing Shares Issued pursuant to an exemption from registration under Section 3(a)(11) of the Securities Act and Rule 147 thereunder

10.1	Employment Agreement of Edward J. McKeon, Dated December 15, 2005. (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 19, 2005)

10.2	Lease Agreement by and between Michael Rose DBA Washington Properties and Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 31, 1999)

10.3	Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of April 20, 2000 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 13, 2000)

10.4	Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)

10.5	Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)

10.6	Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May 5, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)

10.7	Western Reserve Bank Supplemental Executive Retirement Plan, dated May 15, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)

10.8	Western Reserve Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2003)

10.9	Lease Agreement by and between Western Reserve of Brecksville, LLC and Western Reserve Bank (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2005)

10.10	First amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on May 16, 2005)

10.11	Second amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 30, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 15, 2005)

11	Statement re: Computation of Per Share Earnings (incorporated by reference to page 27 of the Company’s 2005 Annual Report to Shareholders)

13	2005 Annual Report to Shareholders (Except for sections incorporated by reference into this Form 10-KSB, the Annual Report to Shareholders shall not be deemed to be “filed” with the Commission.)

Exhibit No.	Description of Exhibits
14	Western Reserve Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2004)

21	Subsidiary of Western Reserve Bancorp, Inc.

23	Consent of Crowe Chizek and Company LLC

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer