Form 10QSB
period 2006-03-31
WESTERN RESERVE BANCORP INC
filed 2006-05-11
CIK 1051473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2006

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act
Commission file number 000-51264
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
     Yes ☑      No☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Common Stock, no par value, $1.00 stated value
(Class of Stock)
457,518 common shares
(number of shares outstanding as of May 5, 2006)
Transitional Small Business Disclosure Format (Check one): Yes ☐       No ☑

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
Quarter ended March 31, 2006

		Page
PART I—Financial Information

ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	3

	Consolidated Statements of Income for the three months ended March 31, 2006 and 2005	4

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2006 and 2005	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005	6

	Notes to Consolidated Financial Statements	7

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3	CONTROLS AND PROCEDURES	31

PART II—Other Information		32

SIGNATURES		35
EX-4 Legend
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification
EX-32.2 Certification

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2006	2005
Assets
Cash and due from financial institutions	$2,578,274	$2,228,258
Federal funds sold and other short-term funds	4,691,173	5,114,748

Cash and cash equivalents	7,269,447	7,343,006

Securities available for sale	7,297,694	7,301,377

Loans	113,244,738	111,189,355
Allowance for loan losses	(1,606,054)	(1,541,654)

Loans, net	111,638,684	109,647,701

Restricted stock	541,300	537,200
Premises and equipment, net	1,268,081	1,303,921
Accrued interest receivable and other assets	1,698,359	1,650,798

Total Assets	$129,713,565	$127,784,003

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$13,271,582	$12,899,265
Interest-bearing	100,568,726	99,388,145

Total deposits	113,840,308	112,287,410
Federal Home Loan Bank advances	3,500,000	3,500,000
Accrued interest payable and other liabilities	437,289	398,254

Total Liabilities	117,777,597	116,185,664

Shareholders’ Equity
Common stock, without par value, $1 stated value:
750,000 shares authorized; 457,518 and 457,331 shares issued and outstanding as of March 31, 2006 and December 31, 2005	457,518	457,331
Additional paid-in capital	9,534,853	9,528,376
Retained earnings	1,978,907	1,639,369
Accumulated other comprehensive income (loss)	(35,310)	(26,737)

Total Shareholders’ Equity	11,935,968	11,598,339

Total Liabilities and Shareholders’ Equity	$129,713,565	$127,784,003

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended March 31,
	2006	2005
Interest and dividend income
Loans, including fees	$2,123,273	$1,653,360
Securities	75,451	11,964
Dividends on restricted stock	7,711	6,069
Federal funds sold and other short-term funds	59,349	27,170

	2,265,784	1,698,563

Interest expense
Deposits	884,803	562,144
Borrowings	31,303	20,034

	916,106	582,178

Net interest income	1,349,678	1,116,385
Provision for loan losses	(130,600)	28,900

Net interest income after provision for loan losses	1,480,278	1,087,485
Noninterest income
Service charges on deposit accounts	42,230	28,551
Net gains on sales of loans	—	77,839
Other	39,219	41,306

	81,449	147,696

Noninterest expense
Salaries and employee benefits	536,214	484,804
Premises and equipment, net	200,157	194,179
Data processing	82,928	74,267
Professional fees	73,055	79,831
Taxes other than income and payroll	32,446	26,309
Community and shareholder relations and contributions	26,802	21,682
Supplies, printing and postage	18,512	15,761
Other	79,474	74,414

	1,049,588	971,247

Income before income taxes	512,139	263,934
Income tax expense	172,601	88,773

Net income	$339,538	$175,161

Average shares outstanding (basic)	457,333	455,676

Average shares outstanding (diluted)	474,025	470,948

Basic earnings per share	$0.74	$0.38

Diluted earnings per share	$0.72	$0.37

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
	2006	2005
Net income	$339,538	$175,161
Other comprehensive income (loss), net of tax:
Unrealized gains/(losses) on securities arising during the period	(8,573)	(11,142)

Comprehensive income	$330,965	$164,019

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$339,538	$175,161
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	(130,600)	28,900
Depreciation	42,550	43,349
Net amortization (accretion) of securities	(52,431)	1,742
Stock-based compensation	733	—
Loans originated for sale	—	(1,271,050)
Proceeds from sales of loan originations	—	1,348,889
Gains on sales of loans	—	(77,839)
Federal Home Loan Bank stock dividends	(4,100)	(3,000)
Net change in:
Interest receivable	(15,309)	(15,766)
Interest payable	(63,150)	(9,896)
Other assets	(27,836)	(64,345)
Other liabilities	102,185	17,416

Net cash from operating activities	191,580	173,561

Cash flows from investing activities
Available for sale securities:
Purchases	—	(437,447)
Maturities, repayments and calls	43,125	292,989
Net increase in loans	(1,860,383)	(2,806,064)
Purchases of premises and equipment	(6,710)	(69,892)

Net cash from investing activities	(1,823,968)	(3,020,414)

Cash flows from financing activities
Net increase in deposits	1,552,898	1,175,070
Proceeds from issuance of common stock under Employee Stock Purchase Plan	5,931	4,761
Proceeds from exercise of stock options	—	2,340

Net cash from financing activities	1,558,829	1,182,171

Change in cash and cash equivalents	(73,559)	(1,664,682)
Cash and cash equivalents at beginning of period	7,343,006	6,936,119

Cash and cash equivalents at end of period	$7,269,447	$5,271,437

Supplemental cash flow information:
Interest paid	$979,256	$583,074
Income taxes paid	50,000	—

Supplemental disclosure of noncash activities:
Investing Activities:
Non cash transfer from loans originated for sale to loans	$—	$250,835
See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
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
Nature of Business: The Bank offers a full range of traditional banking services through offices in Medina and Brecksville, Ohio, to consumers and businesses located primarily in Medina, Cuyahoga and surrounding counties. All of the financial service operations are considered by management to be aggregated in one reportable operating segment, commercial banking.
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
Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and related disclosures, and future results could differ. The allowance for loan losses, the fair value of securities and the fair value of other financial instruments are particularly subject to change.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. It is the opinion of management that all adjustments necessary for a fair presentation have been made and that all adjustments were of a normal recurring nature. The Annual Report of the Company for the year ended December 31, 2005 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.
Stock Compensation Plans: On October 22, 1998, the Board of Directors approved the Western Reserve Bancorp, Inc. 1998 Stock Option Plan (the Plan). The Plan provides the Board with the authority to compensate directors, officers and employees with stock option awards for their services to the Company. Options granted under the Plan are designated as Non-qualified stock options meaning that they will not be designated as Incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. The Plan was amended on April 20, 2000, to increase the aggregate number of options to purchase shares of Company stock that could be granted during the term of the Plan from 50,000 options to 100,000 options as well as increase the maximum number of options to purchase shares of Company stock that any person could receive in any one year from 32,062 options to 35,000 options. Stock option grants reduce the options available for grant while unvested awards that are forfeited increase the options available for grant. As of March 31, 2006, there were 7,338 options available to be awarded under the Plan.
Stock Options: Prior to January 1, 2006, the Company accounted for stock-based compensation expense using the intrinsic value method as set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” No compensation cost for stock options was reflected in net income for 2005, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant.
On January 1, 2006, the Company adopted SFAS No. 123(R) (the revised version of SFAS No. 123) which requires measurement of compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the requisite service period of stock-based awards, which is usually the same as the period over which the options vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for options in footnote disclosures required under SFAS No. 123. The Company has adopted SFAS No. 123(R) using the modified

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
prospective method, which provides for no retroactive application to prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, both for new and existing stock-based awards, as the required services are rendered. SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions be presented in the statement of cash flows as financing cash inflows.
On March 29, 2005, the Securities and Exchange Commission (SEC) published Staff Accounting Bulletin No. 107 (SAB 107), which expressed the views of the Staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provided the Staff’s views regarding the valuation of stock-based payment arrangements for public companies. SAB 107 requires that stock-based compensation be classified in the same expense category as cash compensation. Accordingly, the Company has included stock-based compensation expense in salaries and employee benefits in the consolidated statements of income.
The adoption of SFAS No. 123(R) had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting.

	Three months ended March 31, 2006
	Using	SFAS
	Previous	123(R)	As
	Accounting	Adjustments	Reported
Income before income taxes	$512,872	$(733)	$512,139
Income taxes	172,850	249	172,601

Net income	$340,022	$(484)	$339,538

Basic earnings per share	$0.74	$—	$0.74
Diluted earnings per share	$0.72	$—	$0.72

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The following table illustrates the effect on the prior year comparable net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R).

	Three months ended March 31, 2005
			Pro Forma as
	As	Pro Forma	if under
	Reported	Adjustments	SFAS 123(R)
Income before income taxes	$263,934	$(720)	$263,214
Income taxes	88,773	245	89,018

Net income
	$175,161	$(475)	$174,196

Basic earnings per share	$0.38	$—	$0.38
Diluted earnings per share	$0.37	$—	$0.37
Generally, options vest over three years as follows: 25% one year from grant date, 50% after two years, and 100% after three years. The option term expires ten years from the date of the grant and the exercise price is the market price at the date of the grant.
Following is activity under the Plan:

Three months ended
March 31, 2006
Total options outstanding

		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value
Options outstanding, beginning of period	91,312	$23.15	$5.74
Forfeited	—	—	—
Exercised	—	—	—
Granted	—	—	—

Options outstanding, end of period	91,312	$23.15	$5.74

Options exercisable, end of period	90,062	$23.07	$5.72

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Intrinsic value is defined as the difference between the price of the Company’s stock as of March 31, 2006 and the price of the option as of the date of grant. The aggregate intrinsic value of all options outstanding at March 31, 2006 was $826,092. The aggregate intrinsic value of all options exercisable at March 31, 2006 was $822,467. The following table includes information regarding total unvested options:

	Three months ended
	March 31, 2006
		Weighted
		Average
	Shares	Fair Value
Unvested options, beginning of period	1,250	$7.17
Vested	—	—
Granted	—	—

Unvested options, end of period	1,250	$7.17
Options outstanding at March 31, 2006 were as follows:

	Outstanding		Exercisable
		Weighted		Weighted
		Average Remaining		Average
		Contractual Life		Exercise
Range of Exercise Prices	Number	(in years)	Number	Price
$20.00-$24.99	70,694	3.4	70,694	$21.04
$25.00-$29.99	10,250	5.2	9,750	25.05
$30.00-$39.99	7,162	3.3	6,412	34.00
$40.00	3,206	2.6	3,206	40.00

Outstanding at period end	91,312	3.5	90,062	$23.07

There were no stock options granted during the three months ending March 31, 2006.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The fair value for stock options granted during 2005 was determined at the date of grant using a Black-Scholes option-pricing model and the following assumptions:

2005
Risk-free interest rate	4.27%
Expected option life (years)	7
Expected stock price volatility	7.09%
Dividend yield	0.00%
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on the historical volatility of the Company’s common stock.
Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows. New shares were issued to satisfy these exercises.

	Three months ended
	March 31,
	2006	2005
Proceeds of options exercised	$—	$2,000
Related tax benefit recognized	—	340
Intrinsic value of options exercised	—	1,000
The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

Compensation
Costs
Remainder of 2006	$2,199
2007	1,458
2008	1,186
2009	836
2010	697

Total	$6,376

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Earnings per Common Share: Basic earnings per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings per share are computed as follows:

	Three months ended March 31,
	2006	2005
Numerator:
Net income	$339,538	$175,161

Denominator:
Denominator for basic earnings per share— weighted average shares	457,333	455,676
Effect of dilutive securities:
Nonqualified stock options	16,692	15,272

Denominator for diluted earnings per share	474,025	470,948

Basic earnings per share	$0.74	$0.38

Diluted earnings per share	$0.72	$0.37

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
Reclassifications: For comparative purposes, certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.
New Accounting Pronouncements: In 2005, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement is effective for accounting changes and corrections of errors made after January 1, 2006. This statement applies to voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior period financial statements. The adoption of this standard did not have a material effect on the Company’s financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The FASB also issued FAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement changes the accounting for various derivatives and securitized financial assets. This Statement will be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning in 2007. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.
In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” which changes the accounting for all loan servicing rights which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. FAS 156 amends current accounting guidance by permitting the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. FAS 156 is effective beginning January 1, 2007. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
NOTE 2 — LOANS
Loans at March 31, 2006 and December 31, 2005, were as follows:

	March 31,	December 31,
	2006	2005
Commercial real estate	$65,951,706	$65,367,133
Commercial business	11,013,317	11,401,834
Commercial lines of credit	19,058,151	16,991,017
Commercial construction	3,676,147	4,465,089
Home equity	9,896,307	9,589,660
Residential mortgage and construction	806,138	917,565
Consumer installment	2,473,090	2,108,230
Credit card and other	369,882	348,828

	$113,244,738	$111,189,355

Activity in the Allowance for Loan Losses for the three months ended March 31, 2006 and 2005, was as follows:

	Three months ended March 31,
	2006	2005
Beginning balance	$1,541,654	$1,605,933
Loans charged off	—	(4,000)
Recoveries	195,000	—
Provision for loan losses	(130,600)	28,900

Ending balance	$1,606,054	$1,630,833

At March 31, 2006 and December 31, 2005, loans totaling $961,214 and $1,011,879 were in nonaccrual status. There were no other loans more than 90 days past due. Impaired loans totaled $961,214 at March 31, 2006 and $1,011,879 at December 31, 2005.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
NOTE 3 — DEPOSITS
Deposits at March 31, 2006 and December 31, 2005, were as follows:

	March 31,	December 31,
	2006	2005
Noninterest-bearing demand	$13,271,582	$12,899,265
Interest-bearing demand	7,399,029	6,300,341
Market Rate Savings	48,821,793	45,930,275
Time under $100,000	27,569,914	28,241,158
Time $100,000 and over	16,777,990	18,916,371

	$113,840,308	$112,287,410

At March 31, 2006, the Bank had approximately $12,774,000 in national market certificates of deposit, primarily in amounts of $99,000. As of December 31, 2005, the Bank had approximately $14,659,000 in national market CDs.
NOTE 4—FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At March 31, 2006 and December 31, 2005, advances from the Federal Home Loan Bank were as follows:

	March 31,	December 31,
	2006	2005
Maturing March 2009, fixed rate advance at 3.25%	$2,500,000	$2,500,000
Maturing April 2010, fixed rate advance at 4.57%	1,000,000	1,000,000

	$3,500,000	$3,500,000

Interest is payable monthly, and the advances are payable at the maturity date, with prepayment penalties for early payment. The advances are collateralized by approximately $4,725,000 of loans secured by first mortgages on 1-4 family residential properties and $297,000 of FHLB stock under a blanket lien agreement. As of March 31, 2006, the Company’s available borrowing capacity with the FHLB was $18,089,000.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
NOTE 4—FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS (continued)
In 2003, the Company entered into a line of credit agreement with another financial institution to obtain funding to provide capital to the Bank as needed. In June 2005, the line was renewed and modified, with a new maturity date of June 30, 2007. The total amount was increased to $4,000,000, with up to $1,000,000 for the purpose of providing additional capital to the Bank as needed, and up to $3,000,000 for liquidity purposes. The interest rate on the line is variable, at 0.75% below the prime rate. The line is secured by 100% of the stock of the Bank.
There are certain covenants on the line relating to the Company’s and the Bank’s operating performance and capital status. As of March 31, 2006 and December 31, 2005, the Company and the Bank were in compliance with all covenants. As of March 31, 2006, and December 31, 2005 the balance on the line of credit was zero. The Company did not borrow against the line of credit during 2005 or during the first quarter of 2006.
The Company has the ability to borrow under various other credit facilities that totaled $25,328,000 at March 31, 2006. Of this amount, $875,000 is available for short-term borrowing under an unsecured federal funds line through a correspondent bank at overnight borrowing rates, $6,364,000 is on lines secured by the Company’s unpledged securities and $18,089,000 is available at market rates that would vary based on the term of each borrowing, and would be secured by the Company’s securities or real estate loans.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2006
OVERVIEW
The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at March 31, 2006, to that of December 31, 2005, and the results of operations for the three months ended March 31, 2006 and 2005. You should read this discussion in conjunction with the interim financial statements and footnotes included herein.
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
FINANCIAL CONDITION
Assets
Total assets as of March 31, 2006 increased 1.5% to $129,714,000, compared with $127,784,000 at December 31, 2005.
As of March 31, 2006, there were approximately $5,000,000 of U.S. government securities, $1,250,000 of securities of U.S. government-sponsored enterprises, $737,000 of mortgage-backed securities and $665,000 of tax-exempt municipal bonds in the available-for-sale securities portfolio. There were gross unrealized losses of $54,000 in the available-for-sale securities portfolio as of March 31, 2006. None of the losses was judged to be other than temporary. As of March 31, 2006, the maturity dates of the U.S. government securities, the U.S. government-sponsored enterprises and the municipal bonds ranged from June 2006 to December 2020.
The primary reason for the growth in total assets was an increase in loans. Total loans at March 31, 2006, were $113,245,000, an increase of 1.8% when compared to $111,189,000 at December 31, 2005. Most of the net loan growth in the first three months of 2006 was in the commercial loan sector. This growth was mainly attributable to commercial lines of credit and commercial real estate loans, which increased approximately $2,067,000 and $585,000, offset by

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2006
FINANCIAL CONDITION (continued)
decreases in commercial construction loans of approximately $789,000 and commercial business loans of $389,000. As of March 31, 2006, commercial loans totaled $99,699,000, or 88.0% of total loans.
Home equity lines of credit also increased by 3.2%. At March 31, 2006, home equity lines and residential real estate loans totaled $10,702,000, or 9.5% of total loans, and consumer installment and credit card loans were $2,843,000, or 2.5% of the loan portfolio.
As of March 31, 2006 and December 31, 2005, there were no loans classified as held for sale. The commercial construction loan that was designated as held for sale as of December 31, 2004 in the amount of $250,835 was moved back into the Bank’s portfolio during the first quarter of 2005 due to the expiration of the purchaser’s commitment as a result of the borrower’s delay in construction due to the weather.
The Company’s loan-to-deposit ratio increased slightly to 99.5% as of March 31, 2006, compared to 99.0% at December 31, 2005. Due to an increase in loan volume, the Company’s loan-to-assets ratio increased slightly at March 31, 2006 to 87.3%, compared to 87.0% at December 31, 2005. Although management anticipates that the loan-to-deposit ratio throughout the rest of 2006 will remain near 100% and the loan-to-assets ratio will be near 90%, these expected figures may not be reached due to an extremely competitive commercial lending environment and management’s reluctance to enter into lending arrangements which could adversely impact the Company’s long-term growth and pricing strategies.
Of the total loans at March 31, 2005, approximately $101,498,000 or 89.6% are at a variable rate of interest, and $11,747,000 or 10.4% are fixed rate. Including scheduled principal repayments, approximately $70,050,000, or 61.9%, of loans mature or are scheduled to reprice within twelve months. Only $966,000 of total loan principal matures or reprices in more than five years.
The Bank owns a single-premium cash-surrender value life insurance policy on the Chief Executive Officer. The Bank is the owner and sole beneficiary of this policy. This is a tax-advantaged instrument in that the increases in cash surrender value and the eventual death benefit under the policy are not taxable income to the Bank. The income from this policy is intended to

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2006
FINANCIAL CONDITION (continued)
help offset the cost of providing a supplemental retirement plan for the Chief Executive Officer. As of March 31, 2006, the cash surrender value of the policy was $565,000.
Liabilities
Deposits increased to $113,840,000 at March 31, 2006, an increase of 1.4% over the $112,287,000 at December 31, 2005. Deposits at March 31, 2006 consisted of $13,272,000 or 11.6% in noninterest-bearing demand deposits, $7,399,000 or 6.5% in interest-bearing NOW accounts, $48,822,000 or 42.9% in variable-rate savings and money market accounts (known as Market Rate Savings Accounts), $39,005,000 or 34.3% in time deposits, and $5,343,000 or 4.7% in Individual Retirement Arrangements.
Included in the time deposits total is $12,774,000 of national market CDs, primarily from other banks and credit unions, in increments of $99,000 or $100,000, with terms ranging from eighteen months to five years, and rates ranging from 2.55% to 5.25%. As of March 31, 2006, the weighted average rate of these CDs was 3.75% and the weighted average remaining maturity was 19.3 months. At December 31, 2005, there was $14,659,000 in national market CDs. Although management believes these CDs were obtained at market rates at the time they were originated, they may be more vulnerable to price sensitivity than local deposits.
Overall, management expects deposits to grow at a slower rate in 2006 than in 2005, primarily because of the significant level of growth in 2005 at the Bank’s full-service Brecksville location. By March 31, 2006, Brecksville had a total of $27,053,000 in deposits, mostly in Market Rate Savings accounts.
Please refer to Note 4 and the discussion beginning on page 16 of this report, under the caption “Liquidity and Capital Resources,” for additional information about the Company’s additional sources of funding.
Shareholders’ Equity
Total shareholders’ equity increased $338,000, to $11,936,000 at March 31, 2006, from $11,598,000 at December 31, 2005. This increase was a result of net income of $340,000 for the first three months of 2006, the issuance of common stock under the employee stock purchase plan totaling $7,000, offset by the decrease in the fair value of available-for-sale securities, net of tax, of $9,000.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2006
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED MARCH 31, 2006
Overview
Net income for the first three months of 2006 was up $164,000, to $340,000, or $.74 per basic share, from the $175,000, or $.38 per basic share earned in the same period in 2005. The primary reason for this increase was an increase in net interest income. Also contributing to the increase in net income was a lower provision for loan losses, mainly due to the recovery of $195,000 related to a significant loan loss that was recorded in 2004. The increase in net income was somewhat offset by higher noninterest expenses and a decline in noninterest income. The increase in noninterest expense was mainly due to higher salary expense and cost of employee benefits and the decrease in noninterest income was attributable to the lack of gains on the sale of loans.
Net Interest Income
Net interest income improved for the first three months of 2006 over the comparable period of 2005. Net interest income was $1,350,000 for the period ending March 31, 2006, an increase of 20.9%, compared to $1,116,000 earned in the same period of 2005.
The increase in net interest income is attributable to both loan growth and higher interest rates earned on loans. However, the effects of these positive factors were partially offset by higher interest-bearing deposit balances, especially Market Rate Savings accounts, and higher rates paid on deposits.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2006
RESULTS OF OPERATIONS (continued)
The following table illustrates the average balances and annualized interest rates for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
($ in thousands)	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Loans	$111,492	$2,123	7.72%	$106,498	$1,653	6.30%
Investment securities-taxable	6,707	71	4.25%	1,062	10	3.88%
Investment securities-tax exempt	633	7	4.49%	219	3	4.69%
Federal funds sold and other short-term funds	5,463	59	4.45%	4,546	27	2.42%
Restricted stock	537	8	5.82%	477	6	5.16%

Total interest earning assets	124,832	2,268	7.37%	112,802	1,699	6.11%
Noninterest earning assets	3,570			3,995

Total Assets	$128,402			$116,797

Interest bearing deposits	$99,625	885	3.60%	$90,193	562	2.53%
Borrowings	3,500	31	3.63%	2,500	20	3.25%

Total interest bearing liabilities	103,125	916	3.60%	92,693	582	2.55%

Noninterest bearing liabilities	13,508			13,406
Shareholders’ equity	11,769			10,698

Total Liabilities and Shareholders’ Equity	$128,402			$116,797

Net interest income		1,352			1,117
Tax equivalent adjustment		(2)			(1)

Net interest income per financial statements		$1,350			$1,116

Net yield on average earning assets			4.39%			4.02%

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2006
RESULTS OF OPERATIONS (continued)
The table below analyzes changes in net interest income in terms of changes in the volumes and rates of various categories of interest earning assets and interest bearing liabilities and is presented on a tax-equivalent basis.

	Three months ended
	March 31, 2006 vs. 2005
	Increase (Decrease) in
	Net Interest Income Due to
($ in thousands)	Volume	Rate	Net
Interest income:
Loans	$91	$379	$470
Federal funds sold and other short-term funds	10	22	32
Investment securities-taxable	60	1	61
Investment securities-tax exempt	4	—	4
Restricted stock	1	1	2

Total interest-earning assets	166	403	569

Interest expense:
Interest-bearing transaction accounts	(1)	(5)	(6)
Market rate savings accounts	(71)	(191)	(262)
Certificates of deposit and IRAs	20	(75)	(55)
FHLB advances	(9)	(2)	(11)

Total interest-bearing liabilities	(61)	(273)	(334)

Change in net interest income	$105	$130	$235

Interest Income
Interest income increased 33.4% when comparing the three months ended March 31, 2006 with the same period of 2005.
Interest and fee income on loans for the first three months of 2006 was $2,123,000, up 28.4% from $1,653,000 in the first three months of 2005. Interest and dividend income from securities and short-term funds increased to $143,000 through the first three months of 2006, from $45,000 in the same period in 2005. The increase in 2006 was primarily due to a higher average balance in Federal funds and securities as well as rates that gradually increased throughout 2005 and into 2006.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2006
RESULTS OF OPERATIONS (continued)
Interest Expense
Interest expense increased 57.4% when comparing the three months ended March 31, 2006 with the same period of 2005.
Total interest expense was $916,000 for the first three months of 2006, compared to $582,000 in the same period of 2005. Interest on deposits increased 57.4%, to $885,000 in the first three months of 2006, from $562,000 in the same period last year. The increase in deposit interest expense was due to higher balances in interest-bearing deposits in addition to increases in the average interest rates paid on those deposits. Interest on borrowings was $31,000 year-to-date in 2006, compared to $20,000 in the same period of 2005. This increase is due to the Federal Home Loan Bank advance for $1,000,000 that was taken out during May 2005.
Net Interest Margin
Net interest income as well as the net interest margin have improved, due mainly to the increases in prime rate which began in mid-2004 and have continued gradually throughout 2005 and into 2006. In the first quarter of 2006, the net interest margin was 4.39%, up when compared with 4.02% in the first quarter of 2005.
The yield on earning assets has continued to increase, reflecting overall interest rate increases, the scheduled repricing of existing loans and new loans being booked at current, higher rates, although this is somewhat offset by competitive factors in the Bank’s market area. In the first quarter of 2006, the yield on loans was 7.72%, up from 6.30% in the first quarter of 2005.
In the first quarter of 2006, the cost of interest-bearing deposits was 3.60%, up from 2.53% in the first quarter of 2005. This increase also reflects overall interest rate increases and competitive factors present in the Bank’s market area. The overall cost of interest-bearing funds (deposits and borrowings) was 3.60% in the first quarter of 2006, compared with 2.55% in the same quarter of 2005.
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

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2006
RESULTS OF OPERATIONS (continued)
Consistent application of this methodology for the three months ended March 31, 2006 and 2005 resulted in a decrease to the provision for loan losses of $160,000, from a $29,000 expense for the period ending March 31, 2005 to a benefit of $131,000 for the period ending March, 31 2006. During the first quarter of 2006, a recovery of $195,000 was recorded on a loan that had been charged off in 2004.
At March 31, 2006 and December 31, 2005, loans totaling $961,000 and $1,012,000, respectively, were in nonaccrual status (i.e., on which no interest income is being recorded). There were no other loans more than 90 days past due. $24,000 and $27,000 of the nonaccrual loans were guaranteed by the Small Business Administration as of March 31, 2006 and December 31, 2005.
Management’s determination of the appropriate level of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which we believe are representative of the probable loss experience of the Bank. Other factors considered include the composition of the loan portfolio, current economic conditions, the creditworthiness of the Bank’s borrowers and other related factors. The provision for loan losses has been impacted by the rapid loan growth the Bank has experienced, as well as the effects of the loan portfolio maturing. Management and the Board believe the allowance for loan losses at March 31, 2006, is adequate to absorb probable losses in the loan portfolio.
Noninterest Income
Total noninterest income for the first three months of 2006 was $81,000, down 44.9% from $148,000 for the same period in 2005.
The primary reason for this decrease was the absence of gains on the sales of loans. Three commercial real estate loans were sold during the first three months of 2005 for a total gain of $78,000. There were no loans sold during the first three months of 2006. Due to unfavorable pricing in the current, highly competitive commercial lending environment, the Company has not recently sold commercial loans in the secondary market.
Offsetting the decline of gains on sales of loans, service charges on deposit accounts increased, from $29,000 year-to-date in 2005, to $42,000 for the same period of 2006, an increase of 47.9%. The largest component of service charges on deposit accounts is non-sufficient fund (NSF) and overdraft charges which increased from $15,000 as of March 31, 2005 to $28,000 for the comparable period of 2006.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2006
RESULTS OF OPERATIONS (continued)
“Other” noninterest income includes fee income related to the Bank’s ATM program, which increased over last year due to the addition of a second ATM machine as well as increased activity. Also, an increase in the cash surrender value of the life insurance policy on the Company’s Chief Executive Officer was recorded for the first three months of 2006 in the amount of $6,000 compared to $5,000 for the same period of 2005.
Noninterest Expenses
Noninterest expenses were $1,050,000 for the first three months of 2006, an increase of 8.1% over the $971,000 for the same period of 2005. This increase is mainly attributable to salaries and employee benefits which increased 10.6% from the prior period, from $485,000 for the first three months of 2005 compared to $536,000 for the first three months of 2006. The main reason for this increase is due to additional staffing as well as the increased cost of employee benefits.
Total “other” noninterest expenses in the first three months of 2006 and 2005 consisted of the following:

	Three months ended
	March 31,
	2006	2005
Marketing and advertising	$21,000	$18,000
Loan expenses	12,000	12,000
Insurance	12,000	13,000
Travel and entertainment	12,000	9,000
Telephone	6,000	6,000
Other	16,000	16,000

	$79,000	$74,000

Management expects that the expenses related to the Brecksville location will continue to negatively affect results during the next one to two years, until it grows to a size at which it can cover its overhead.
Total income tax expense differs from amounts computed by applying the federal income tax rate of 34% in all periods presented to income before income taxes mainly as a result of the favorable tax treatment of the Company’s investment of a single-premium cash-surrender value life insurance policy where the named insured is the Company’s Chief Executive Officer and the Company is the owner and sole beneficiary of the policy.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2006
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
Assets available to satisfy liquidity needs include cash and due from banks, Federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets were approximately $14,567,000 at March 31, 2006, compared to $14,644,000 at December 31, 2005.
To the extent that loan demand has outpaced local deposit growth, the Company has used other sources of funding, including national market CDs and Federal Home Loan Bank advances (as previously discussed). If additional liquidity is needed, there are several available sources, including selling loans, purchasing Federal funds, obtaining additional Federal Home Loan Bank advances, acquiring additional national market CDs or brokered deposits and using surety bonds to secure public deposits. The Company also can borrow under various lines of credit. At March 31, 2006, these credit facilities aggregated approximately $25,328,000 at the Bank and $4,000,000 at the Holding Company.
As the Brecksville office has added core deposits, the Company has been able to decrease its reliance on these other sources of funding.
As discussed previously, total shareholders’ equity increased $338,000, to $11,936,000 at March 31, 2006 from $11,598,000 at December 31, 2005. The increase was due to the net income of $340,000, the issuance of stock under the Employee Stock Purchase Plan totaling $7,000, offset by the decrease in the fair value of available-for-sale securities, net of tax, of $9,000.
At March 31, 2006 and December 31, 2005, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2006
LIQUIDITY AND CAPITAL RESOURCES (continued)

			Minimum	Minimum
			to be	required
	Western Reserve Bank		considered	for capital
	March 31,	December 31,	well-	adequacy
	2006	2005	capitalized	purposes
Tier 1 “core” capital to risk-weighted assets	8.5%	8.4%	6.0%	4.0%
Total capital to risk-weighted assets	10.7%	11.0%	10.0%	8.0%
Tier 1 leverage ratio	7.6%	7.4%	5.0%	4.0%
The Company has grown rapidly in its seven-and-a-half years, and continued rapid growth has required management and the Board to consider capital strategies to support that growth. In 2003, the Company obtained a line of credit through an unaffiliated financial institution. By borrowing against the line of credit and then investing the funds into the Bank as capital, the Bank is able to manage its capital ratios. Other capital strategies that the Company continues to evaluate include selling more stock, issuing trust preferred securities, or additional borrowing.
During 2005, $400,000 was downstreamed from the Company to the Bank to maintain capital adequacy requirements. The Company has approximately $500,000 remaining as of March 31, 2006 from the common stock offering in 2004 to downstream to the Bank as paid in capital as needed to support the Bank’s capital requirements as it grows.
In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions. There are 5,000 shares of authorized but unissued shares of stock allocated to the Plan. Because the Plan has been registered with the SEC, there will be no restrictions on the resale of the stock, other than those applicable to “afffiliates” as defined in Rule 144 of the Securities and Exchange Commission. As of March 31, 2006, a total of 1,494 shares of common stock have been issued to 23 participants through the Plan.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2006
INTEREST RATE SENSITIVITY
In mid-2002, management believed that interest rates were at or near their low point, and began to change its strategy to position the balance sheet to benefit when rates would begin to increase. In implementing this strategy, management made more loans tied to the prime rate, which would reprice higher when rates started to rise, and, on the deposit side, emphasized longer-term CDs to lock in funding at the historically low rates. The immediate impact of this strategy was to give up some interest income, since variable rate loans are generally offered at a lower rate than fixed rate loans, and also to incur additional interest expense, since the Company had to pay depositors a higher rate to accept longer-term deposits.
In June of 2004, the Federal Reserve changed its outlook and had increased its target overnight Federal funds rate five times by year-end, by a total of 125 basis points, to 2.25%. As of December 31, 2004, $81,951,000 of assets and $65,847,000 of liabilities matured or could be repriced in one year. Thus, the one-year interest rate gap on the Company’s balance sheet was $16,104,000, or 124.5%, and remained in a strongly asset-sensitive position.
During 2005, the Federal Reserve continued to increase the target rate, with a total of eight increases of 25 basis points each. As of December 31, 2005, the Fed funds rate was 4.25%. During the first three months of 2006, the Federal Reserve increased short-term interest rates by 25 basis points two times, bringing the Fed funds rate to 4.75% as of March 31, 2006.
The Company continued its asset-sensitive strategy during 2005, but has begun to moderate it somewhat as evidenced by the decline in the Company’s one-year interest rate gap from 116.0% as of December 31, 2005 to 107.2% as of March 31, 2006. At March 31, 2006, the Company had $79,288,000 of assets and $73,942,000 of liabilities maturing or repricing within one year, and the one-year interest rate gap was $5,346,000.
This strategy has benefited the Company in the form of an increasing net interest margin beginning in late 2004, throughout 2005 and into 2006.
Strategies that the Company can use to transition its balance sheet to a less asset-sensitive position as rates appear to be nearing their peak include emphasizing shorter-term deposits and other funding sources, and longer repricing intervals on new loans.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2006
CRITICAL ACCOUNTING POLICIES
The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and recoveries and decreased by charge-offs. Management estimates the allowance balance by considering the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the loan balance cannot be collected. Management considers various factors, including portfolio risk, economic environment and loan delinquencies, when determining the level of the provision for loan losses. Loan quality is monitored on a monthly basis by management and twice annually by an independent third party. Given the fact that the Company began operations in 1998, there is not ample historical data on the loan portfolio to identify consistent or significant trends in loan losses.

WESTERN RESERVE BANCORP, INC.
CONTROLS AND PROCEDURES
March 31, 2006
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2006, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
March 31, 2006
PART II—OTHER INFORMATION
Items 1, 3, 4 and 5 are not applicable.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The Company filed a Registration Statement on Form 8-A with the SEC on April 28, 2005 to register its common shares under Section 12(g) of the 1934 Act.
The Company has a nonqualified stock option plan, the Western Reserve Bancorp, Inc. 1998 Stock Option Plan, as Amended. All participants of the Plan are Ohio residents. There were no transactions under the Plan in the first quarter of 2006.
Shares would be issued in reliance upon Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated thereunder. Because of the requirements of Rule 147, the shares issued under the Plan cannot be sold outside of the State of Ohio for nine (9) months after issuance.
Item 6 — Exhibits and Reports on Form 8-K:
     (a) Exhibits

Exhibit
No.	Description of Exhibits

3.1	Articles of Incorporation of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)	*

3.2	Code of Regulations of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)	*

4	Legend Placed on Certificates Representing Shares Issued pursuant to an exemption from registration under Section 3(a)(11) of the Securities Act and Rule 147 thereunder

10.1	Employment Agreement of Edward J. McKeon, Dated December 15, 2005. (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 19, 2005)	*

10.2	Lease Agreement by and between Michael Rose DBA Washington Properties and Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 31, 1999)	*

10.3	Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of April 20, 2000 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 13, 2000)	*

10.4	Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)	*

*	Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
March 31, 2006

Exhibit
No.	Description of Exhibits

10.5	Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)	*

10.6	Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May 5, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)	*

10.7	Western Reserve Bank Supplemental Executive Retirement Plan, dated May 15, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)	*

10.8	Western Reserve Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2003)	*

10.9	Lease Agreement by and between Western Reserve of Brecksville, LLC and Western Reserve Bank (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2005)	*

10.10	First amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on May 16, 2005)	*

10.11	Second amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 30, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 15, 2005)	*

10.12	Western Reserve Bancorp, Inc. and Western Reserve Bank Incentive Compensation Plan (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on January 23, 2006)	*

11	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 1 of this Form 10-QSB)	*

14	Western Reserve Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2004)	*

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

*	Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
March 31, 2006
(b)	Reports on Form 8-K

A report on Form 8-K was filed by the Company on January 23, 2006 under Item 1.01, Entry into a Material Definitive Agreement, related to the adoption of the Western Reserve Bancorp, Inc. and Western Reserve Bank Incentive Compensation Plan.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
Quarter ended March 31, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.

Date: May 11, 2006	By: /s/ Edward J. McKeon
Edward J. McKeon
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Cynthia A. Mahl
Cynthia A. Mahl
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)