Form 10QSB
period 2006-06-30
WESTERN RESERVE BANCORP INC
filed 2006-08-14
CIK 1051473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2006

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
457,644 common shares
(number of shares outstanding as of August 3, 2006)
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
Quarter ended June 30, 2006

PART I—Financial Information
Page
ITEM 1 FINANCIAL STATEMENTS
Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	3
Consolidated Statements of Income for the three months and six months ended June 30, 2006 and 2005	4
Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2006 and 2005	5
Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2006 and 2005	6
Notes to Consolidated Financial Statements	7
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 3 CONTROLS AND PROCEDURES	35
PART II—Other Information	36
SIGNATURES	39
EX-4
EX-31.1
EX-31.2
EX-32.1
EX-32.2

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2006	2005
Assets
Cash and due from financial institutions	$2,562,877	$2,228,258
Federal funds sold and other short-term funds	13,784,799	5,114,748

Cash and cash equivalents	16,347,676	7,343,006

Securities available for sale	4,031,855	7,301,377
Loans held for sale	306,012	—
Loans	112,956,595	111,189,355
Allowance for loan losses	(1,603,649)	(1,541,654)

Loans, net	111,352,946	109,647,701

Restricted stock	559,500	537,200
Premises and equipment, net	1,227,720	1,303,921
Accrued interest receivable and other assets	1,963,180	1,650,798

Total Assets	$135,788,889	$127,784,003

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$14,633,966	$12,899,265
Interest-bearing	105,104,153	99,388,145

Total deposits	119,738,119	112,287,410
Federal Home Loan Bank advances	3,500,000	3,500,000
Accrued interest payable and other liabilities	373,885	398,254

Total Liabilities	123,612,004	116,185,664

Shareholders’ Equity
Common stock, without par value, $1 stated value: 750,000 shares authorized; 457,644 and 457,331 shares issued and outstanding as of June 30, 2006 and December 31, 2005	457,644	457,331
Additional paid-in capital	9,539,567	9,528,376
Retained earnings	2,226,281	1,639,369
Accumulated other comprehensive income (loss)	(46,607)	(26,737)

Total Shareholders’ Equity	12,176,885	11,598,339

Total Liabilities and Shareholders’ Equity	$135,788,889	$127,784,003

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest and dividend income
Loans, including fees	$2,249,593	$1,864,817	$4,372,866	$3,518,177
Securities	73,463	12,525	148,914	24,489
Dividends on restricted stock	7,714	6,401	15,425	12,470
Federal funds sold and other short-term funds	91,012	36,695	150,361	63,865

	2,421,782	1,920,438	4,687,566	3,619,001
Interest expense
Deposits	985,841	671,272	1,870,644	1,233,416
Borrowings	31,650	27,644	62,953	47,678

	1,017,491	698,916	1,933,597	1,281,094

Net interest income	1,404,291	1,221,522	2,753,969	2,337,907
Provision (credit) for loan losses	69,820	(85,300)	(60,780)	(56,400)

Net interest income after provision (credit) for loan losses	1,334,471	1,306,822	2,814,749	2,394,307
Noninterest income
Service charges on deposit accounts	45,956	33,270	88,186	61,821
Net gains on sales of loans	—	50,782	—	128,621
Other	57,074	31,772	96,293	73,078

	103,030	115,824	184,479	263,520
Noninterest expense
Salaries and employee benefits	522,233	437,735	1,058,447	922,539
Premises and equipment, net	206,660	200,222	406,817	394,401
Data processing	82,102	73,555	165,030	147,822
Professional fees	66,612	90,350	139,667	170,181
Taxes other than income and payroll	29,924	23,949	62,370	50,258
Community and shareholder relations and contributions	26,793	24,629	53,595	40,390
Supplies, printing and postage	18,697	19,592	37,209	41,274
Other	114,015	98,143	193,489	172,557

	1,067,036	968,175	2,116,624	1,939,422

Income before income taxes	370,465	454,471	882,604	718,405
Income tax expense	123,091	152,466	295,692	241,239

Net income	$247,374	$302,005	$586,912	$477,166

Average shares outstanding (basic)	457,519	456,621	457,427	456,151

Average shares outstanding (diluted)	475,455	471,808	474,738	471,380

Basic income per share	$0.54	$0.66	$1.28	$1.05

Diluted income per share	$0.52	$0.64	$1.24	$1.01

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$247,374	$302,005	$586,912	$477,166
Other comprehensive income (loss), net of tax:
Unrealized gains/(losses) on securities arising during the period	(11,297)	10,394	(19,870)	(748)

Comprehensive income	$236,077	$312,399	$567,042	$476,418

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$586,912	$477,166
Adjustments to reconcile net income to net cash from operating activities:
Provision (credit) for loan losses	(60,780)	(56,400)
Depreciation	85,050	88,106
Net amortization (accretion) of securities	(101,091)	3,109
Stock-based compensation	1,466	—
Loans originated for sale	—	(1,498,376)
Proceeds from sales of loan originations	—	1,626,997
Gains on sales of loans	—	(128,621)
Federal Home Loan Bank stock dividends	(8,500)	(6,400)
Net change in:
Interest receivable	(13,760)	(32,397)
Interest payable	(44,196)	29,920
Other assets	(23,386)	336,119
Other liabilities	(115,173)	891,108

Net cash from operating activities	306,542	1,730,331

Cash flows from investing activities
Available for sale securities:
Purchases	(2,001,256)	(958,171)
Maturities, repayments and calls	5,341,763	564,999
Purchase of Federal Home Loan Bank stock	(13,800)	—
Net increase in loans	(2,080,477)	(7,480,487)
Purchases of premises and equipment	(8,849)	(90,482)

Net cash from investing activities	1,237,381	(7,964,141)

Cash flows from financing activities
Net increase in deposits	7,450,709	6,708,681
Proceeds from Federal Home Loan Bank advances	—	1,000,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	10,038	9,383
Proceeds from exercise of stock options	—	24,000

Net cash from financing activities	7,460,747	7,742,064

Change in cash and cash equivalents	9,004,670	1,508,254
Cash and cash equivalents at beginning of period	7,343,006	6,936,119

Cash and cash equivalents at end of period	$16,347,676	$8,444,373

Supplemental cash flow information:
Interest paid	$1,977,793	$1,231,294
Income taxes paid	425,000	203,000

Supplemental disclosure of noncash activities:
Investing Activities:
Non cash transfer from loans to loans originated for sale	$306,012	$—
Non cash transfer from loans to other real estate owned	130,000	—
Acquisition of real estate via account payable	135,000	—
Non cash transfer from loans originated for sale to loans	—	250,835
See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
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
June 30, 2006
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
Stock Compensation Plans: On October 22, 1998, the Board of Directors approved the Western Reserve Bancorp, Inc. 1998 Stock Option Plan (the Plan). The Plan provides the Board with the authority to compensate directors, officers and employees with stock option awards for their services to the Company. Options granted under the Plan are designated as Non-qualified stock options meaning that they will not be designated as Incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. The Plan was amended on April 20, 2000, to increase the aggregate number of options to purchase shares of Company stock that could be granted during the term of the Plan from 50,000 options to 100,000 options as well as increase the maximum number of options to purchase shares of Company stock that any person could receive in any one year from 32,062 options to 35,000 options. Stock option grants reduce the options available for grant while unvested awards that are forfeited increase the options available for grant. As of June 30, 2006, there were 7,338 options available to be awarded under the Plan.
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
June 30, 2006
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

	Three months ended June 30, 2006
	Using	SFAS
	Previous	123(R)	As
	Accounting	Adjustments	Reported
Income before income taxes	$371,198	$(733)	$370,465
Income taxes	123,340	249	123,091

Net income	$247,858	$(484)	$247,374

Basic earnings per share	$0.54	$—	$0.54
Diluted earnings per share	$0.52	$—	$0.52

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Six months ended June 30, 2006
	Using	SFAS
	Previous	123(R)	As
	Accounting	Adjustments	Reported
Income before income taxes	$884,070	$(1,466)	$882,604
Income taxes	296,190	498	295,692

Net income	$587,880	$(968)	$586,912

Basic earnings per share	$1.29	$(.01)	$1.28
Diluted earnings per share	$1.24	$—	$1.24
The following table illustrates the effect on the prior year comparable net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R).

	Three months ended June 30, 2005
			Pro Forma as
	As	Pro Forma	if under
	Reported	Adjustments	SFAS 123(R)
Income before income taxes	$454,471	$(857)	$453,614
Income taxes	152,466	291	152,175

Net income	$302,005	$(566)	$301,439

Basic earnings per share	$0.66	$—	$0.66
Diluted earnings per share	$0.64	$—	$0.64

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Six months ended June 30, 2005
			Pro Forma as
	As	Pro Forma	if under
	Reported	Adjustments	SFAS 123(R)
Income before income taxes	$718,405	$(1,577)	$716,828
Income taxes	241,239	536	240,703

Net income	$477,166	$(1,041)	$476,125

Basic earnings per share	$1.05	$—	$1.05
Diluted earnings per share	$1.01	$—	$1.01
Generally, options vest over three years as follows: 25% one year from grant date, 50% after two years, and 100% after three years. The option term expires ten years from the date of the grant and the exercise price is the market price at the date of the grant.
Following is activity under the Plan:

Six months ended
June 30, 2006
Total options outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value
Options outstanding, beginning of period	91,312	$23.15	$5.74
Forfeited	—	—	—
Exercised	—	—	—
Granted	—	—	—

Options outstanding, end of period	91,312	$23.15	$5.74

Options exercisable, end of period	90,374	$23.09	$5.73

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Intrinsic value is defined as the difference between the price of the Company’s stock as of June 30, 2006 and the exercise price of the option. The aggregate intrinsic value of all options outstanding at June 30, 2006 was $1,274,222. The aggregate intrinsic value of all options exercisable at June 30, 2006 was $1,267,203. The following table includes information regarding total unvested options:

	Six months ended
	June 30, 2006
		Weighted
		Average
	Shares	Fair Value
Unvested options, beginning of period	1,250	$7.17
Vested	(312)	5.98
Granted	—	—

Unvested options, end of period	938	$7.57

Options outstanding at June 30, 2006 were as follows:

	Outstanding		Exercisable
		Weighted		Weighted
		Average Remaining		Average
		Contractual Life		Exercise
Range of Exercise Prices	Number	(in years)	Number	Price
$20.00-$24.99	70,694	3.1	70,694	$21.04
$25.00-$29.99	10,250	5.0	10,000	25.08
$30.00-$39.99	7,162	3.1	6,474	33.96
$40.00	3,206	2.3	3,206	40.00

Outstanding at period end	91,312	3.3	90,374	$23.09

There were no stock options granted during the six months ending June 30, 2006.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
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

	Six months ended
	June 30,
	2006	2005
Proceeds of options exercised	$—	$24,000
Related tax benefit recognized	—	3,060
Intrinsic value of options exercised	—	9,000
The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

Compensation
Costs
Remainder of 2006	$1,466
2007	1,458
2008	1,186
2009	836
2010	697

Total	$5,643

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Earnings per Common Share: Basic earnings per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings per share are computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$247,374	$302,005	$586,912	$477,166

Denominator:
Denominator for basic earnings per share— weighted average shares	457,519	456,621	457,427	456,151
Effect of dilutive securities:
Nonqualified stock options	17,936	15,187	17,311	15,229

Denominator for diluted earnings per share	475,455	471,808	474,738	471,380

Basic earnings per share	$0.54	$0.66	$1.28	$1.05

Diluted earnings per share	$0.52	$0.64	$1.24	$1.01

Stock options for 9,618 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive for all periods except the three months ended June 30, 2006. For that period, stock options for 6,412 shares of common stock were not considered in computing diluted earnings per common share.
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
June 30, 2006
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
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.
Reclassifications: For comparative purposes, certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
NOTE 2 — LOANS
Loans at June 30, 2006 and December 31, 2005, were as follows:

	June 30,	December 31,
	2006	2005
Commercial real estate	$66,957,152	$65,367,133
Commercial business	11,228,669	11,401,834
Commercial lines of credit	18,506,399	16,991,017
Commercial construction	3,473,464	4,465,089
Home equity lines of credit	9,482,801	9,589,660
Residential mortgage and construction	960,863	917,565
Consumer installment	2,320,770	2,108,230
Credit card and other	26,477	348,827

	$112,956,595	$111,189,355

Activity in the Allowance for Loan Losses for the three and six months ended June 30, 2006 and 2005, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Beginning balance	$1,606,054	$1,630,833	$1,541,654	$1,605,933
Loans charged off	(82,225)	—	(82,225)	(4,000)
Recoveries	10,000	1,881	205,000	1,881
Provision (credit) for loan losses	69,820	(85,300)	(60,780)	(56,400)

Ending balance	$1,603,649	$1,547,414	$1,603,649	$1,547,414

At June 30, 2006 and December 31, 2005, loans totaling $864,529 and $1,011,879 were in nonaccrual status. There were no other loans more than 90 days past due. Impaired loans totaled $864,529 at June 30, 2006 and $1,011,879 at December 31, 2005.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
NOTE 3 — DEPOSITS
Deposits at June 30, 2006 and December 31, 2005, were as follows:

	June 30,	December 31,
	2006	2005
Noninterest-bearing demand	$14,633,967	$12,899,265
Interest-bearing demand	7,497,445	6,300,341
Market Rate Savings	53,663,862	45,930,275
Time under $100,000	27,083,883	28,241,158
Time $100,000 and over	16,858,962	18,916,371

	$119,738,119	$112,287,410

At June 30, 2006, the Bank had approximately $11,288,000 in national market certificates of deposit, primarily in amounts of $99,000. As of December 31, 2005, the Bank had approximately $14,659,000 in national market CDs.
NOTE 4—FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At June 30, 2006 and December 31, 2005, advances from the Federal Home Loan Bank were as follows:

	June 30,	December 31,
	2006	2005
Maturing March 2009, fixed rate advance at 3.25%	$2,500,000	$2,500,000
Maturing April 2010, fixed rate advance at 4.57%	1,000,000	1,000,000

	$3,500,000	$3,500,000

Interest is payable monthly, and the advances are payable at the maturity date, with prepayment penalties for early payment. The advances are collateralized by approximately $4,725,000 of loans secured by first mortgages on 1-4 family residential properties and $315,200 of FHLB stock under a blanket lien agreement. As of June 30, 2006, the Company’s available borrowing capacity with the FHLB was $17,662,000.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
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
There are certain covenants on the line relating to the Company’s and the Bank’s operating performance and capital status. As of June 30, 2006 and December 31, 2005, the Company and the Bank were in compliance with all covenants. As of June 30, 2006, and December 31, 2005 the balance on the line of credit was zero. The Company did not borrow against the line of credit during 2005 or during the first half of 2006.
The Company has the ability to borrow under various other credit facilities that totaled $24,694,000 at June 30, 2006. Of this amount, $875,000 is available for short-term borrowing under an unsecured federal funds line through a correspondent bank at overnight borrowing rates, $3,157,000 is on lines secured by the Company’s unpledged securities and $17,662,000 is available at market rates that would vary based on the term of each borrowing, and would be secured by the Company’s securities or real estate loans.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006
OVERVIEW
The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at June 30, 2006, to that of December 31, 2005, and the results of operations for the three and six months ended June 30, 2006 and 2005. You should read this discussion in conjunction with the interim financial statements and footnotes included herein.
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
FINANCIAL CONDITION
Assets
Total assets as of June 30, 2006 increased 6.3% to $135,789,000, compared with $127,784,000 at December 31, 2005.
The primary reason for the growth in total assets was an increase in deposits. Cash and cash equivalents increased $9,005,000 or 122.6%, to $16,348,000, compared with $7,343,000 at December 31, 2005. This increase was due to deposit growth as well as proceeds received from the maturity of a six-month $5.0 million U.S. T-Bill during the latter part of June. In order to have funds available for immediate loan and liquidity needs, $3.0 million of the proceeds were placed in Fed funds sold and the remaining $2.0 million was reinvested in mortgage-backed securities and tax-free municipal bonds.
As of June 30, 2006, there were approximately $775,000 of securities of U.S. government-sponsored enterprises, $1,612,000 of mortgage-backed securities and $1,716,000 of tax-exempt municipal bonds in the available-for-sale securities portfolio. There were gross unrealized losses of $71,000 in the available-for-sale securities portfolio as of June 30, 2006. None of the losses was judged to be other than temporary. Maturities of U.S. government-sponsored enterprises

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006
FINANCIAL CONDITION (continued)
generally are of a short-term nature, between three to five years, and municipal bonds generally have maturities of a longer-term, not to exceed fifteen years.
Total loans at June 30, 2006, were $112,957,000, an increase of 1.6% when compared to $111,189,000 at December 31, 2005. Most of the net loan growth in the first half of 2006 was in the commercial loan sector. This growth was mainly attributable to commercial real estate loans and commercial lines of credit, which increased approximately $1,590,000 and $1,515,000, offset by a decrease in commercial construction loans of approximately $992,000. As of June 30, 2006, commercial loans totaled $100,166,000, or 88.7% of total loans.
At June 30, 2006, home equity lines and residential real estate loans totaled $10,444,000, or 9.2% of total loans, and consumer installment and other loans were $2,347,000, or 2.1% of the loan portfolio.
At June 30, 2006, the Company reclassified its credit card portfolio of $306,000 as loans held for sale. An independent third-party has committed to purchase the portfolio of loans outstanding as of July 28, 2006. Management expects to recognize a gain on the sale of the portfolio. At December 31, 2005, there were no loans classified as held for sale. The commercial construction loan that was designated as held for sale as of December 31, 2004 in the amount of $250,835 was moved back into the Bank’s portfolio during the first quarter of 2005 due to the expiration of the purchaser’s commitment as a result of the borrower’s delay in construction due to the weather.
The Company’s loan-to-deposit ratio decreased to 94.3% as of June 30, 2006, compared to 99.0% at December 31, 2005, mainly as a result of an increase in deposits. This increase in deposits was also attributable for the decrease in the Company’s loan-to-assets ratio, from 87.0% at December 31, 2005 to 83.2% at June 30, 2006. Although management anticipates that the loan-to-deposit ratio throughout the rest of 2006 will remain near 100% and the loan-to-assets ratio will be near 90%, these expected figures may not be reached due to an extremely competitive commercial lending environment and management’s reluctance to enter into lending arrangements which could adversely impact the Company’s long-term growth and pricing strategies.
Of the total loans at June 30, 2006, approximately $99,673,000 or 88.2% are at a variable rate of interest, and $13,283,000 or 11.8% are fixed rate. Including scheduled principal repayments, approximately $66,177,000, or 58.4%, of loans mature or are scheduled to reprice within twelve months. Only $1,190,000 of total loan principal matures or reprices in more than five years.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006
FINANCIAL CONDITION (continued)
The Bank owns a single-premium cash-surrender value life insurance policy on the Chief Executive Officer. The Bank is the owner and sole beneficiary of this policy. This is a tax-advantaged instrument in that the increases in cash surrender value and the eventual death benefit under the policy are not taxable income to the Bank. The income from this policy is intended to help offset the cost of providing a supplemental retirement plan for the Chief Executive Officer. As of June 30, 2006, the cash surrender value of the policy was $571,000.
The Company recorded $265,000 of Other Real Estate Owned as of June 30, 2006 which represents the fair market value of the property reduced by management’s anticipated costs to market and sell the property. Other Real Estate Owned is included in other assets on the consolidated balance sheet.
Liabilities
Deposits increased to $119,738,000 at June 30, 2006, an increase of 6.6% over the $112,287,000 at December 31, 2005. Deposits at June 30, 2006 consisted of $14,634,000 or 12.2% in noninterest-bearing demand deposits, $7,497,000 or 6.3% in interest-bearing NOW accounts, $53,664,000 or 44.8% in variable-rate savings and money market accounts (known as Market Rate Savings Accounts) and $43,943,000 or 36.7% in time deposits.
Included in the time deposits total is $11,288,000 of national market CDs, primarily from other banks and credit unions, in increments of $99,000 or $100,000, with terms ranging from eighteen months to five years, and rates ranging from 2.55% to 5.25%. As of June 30, 2006, the weighted average rate of these CDs was 3.80% and the weighted average remaining maturity was 18.0 months. At December 31, 2005, there was $14,659,000 in national market CDs. Although management believes these CDs were obtained at market rates at the time they were originated, they may be more vulnerable to price sensitivity than local deposits. Management has not been attempting to renew these deposits as they mature, as they are being replaced by the growth in local deposits.
Overall, management expects deposits to grow at a slower rate in 2006 than in 2005, primarily because of the significant level of growth in 2005 at the Bank’s full-service Brecksville location. By June 30, 2006, Brecksville had a total of $30,646,000 in deposits, mostly in Market Rate Savings accounts, compared to $23,140,000 at December 31, 2005.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006
FINANCIAL CONDITION (continued)
Please refer to Note 4 and the discussion beginning on page 30 of this report, under the caption “Liquidity and Capital Resources,” for additional information about the Company’s additional sources of funding.
Shareholders’ Equity
Total shareholders’ equity increased $579,000, to $12,177,000 at June 30, 2006, from $11,598,000 at December 31, 2005. This increase was a result of net income of $587,000 for the first six months of 2006 and the issuance of common stock under the employee stock purchase plan totaling $11,000, offset by the decrease in the fair value of available-for-sale securities, net of tax, of $20,000.
RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2006
Overview
Net income for the first six months of 2006 was up 23.1%, to $587,000, or $1.24 per diluted share, from the $477,000, or $1.01 per diluted share earned in the same period in 2005. The primary reason for this increase was an increase in net interest income. This increase was offset by higher noninterest expenses and a decline in noninterest income. The increase in noninterest expense was mainly due to higher salary expense and cost of employee benefits and the decrease in noninterest income was attributable to the lack of gains on the sale of loans.
Net Interest Income
Net interest income improved for the first six months of 2006 over the comparable period of 2005. Net interest income was $2,754,000 for the period ending June 30, 2006, an increase of 17.8%, compared to $2,338,000 earned in the same period of 2005.
The increase in net interest income is attributable to both higher interest rates earned on loans and loan growth. However, the effects of these positive factors were partially offset by higher interest-bearing deposit balances, especially Market Rate Savings accounts, and higher rates paid on deposits.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006
RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2006
The following table illustrates the average balances and annualized interest rates for the six months ended June 30, 2006 and 2005:

	Six months ended June 30,
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
Loans	$112,627	$4,373	7.83%	$108,279	$3,518	6.55%
Investment securities-taxable	6,484	137	4.27%	984	19	3.92%
Investment securities-tax exempt	691	16	4.54%	328	7	4.54%
Restricted stock	545	16	5.70%	479	13	5.25%
Federal funds sold and other short-term funds	6,443	150	4.71%	4,779	64	2.69%

Total interest earning assets	126,790	4,692	7.46%	114,849	3,621	6.36%
Noninterest earning assets	3,716			3,940

Total Assets	$130,506			$118,789

Interest-bearing transaction accounts	$7,237	36	1.00%	$6,478	24	0.73%
Market rate savings	49,099	970	3.98%	36,867	417	2.28%
Certificate of deposit and IRAs	45,061	865	3.87%	48,926	792	3.27%
Borrowings	3,500	63	3.63%	2,831	48	3.40%

Total interest bearing liabilities	104,897	1,934	3.72%	95,102	1,281	2.72%

Noninterest bearing liabilities	13,704			12,887
Shareholders’ equity	11,905			10,800

Total Liabilities and Shareholders’ Equity	$130,506			$118,789

Net interest income		2,758			2,340
Tax equivalent adjustment		(4)			(2)

Net interest income per financial statements		$2,754			$2,338

Net yield on average earning assets			4.39%			4.11%

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006
RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2006
The table below analyzes changes in net interest income in terms of changes in the volumes and rates of various categories of interest earning assets and interest bearing liabilities and is presented on a tax-equivalent basis.

	Six months ended
	June 30, 2006 vs. 2005
	Increase (Decrease) in
	Net Interest Income Due to
($ in thousands)	Volume	Rate	Net
Interest income:
Loans	$153	$702	$855
Investment securities-taxable	116	2	118
Investment securities-tax exempt	9	—	9
Restricted stock	2	1	3
Federal funds sold and other short-term funds	32	54	86

Total interest-earning assets	312	759	1,071

Interest expense:
Interest-bearing transaction accounts	(3)	(9)	(12)
Market rate savings accounts	(170)	(383)	(553)
Certificates of deposit and IRAs	63	(136)	(73)
Borrowings	(12)	(3)	(15)

Total interest-bearing liabilities	(122)	(531)	(653)

Change in net interest income	$190	$228	$418

Interest Income
Interest income increased 29.5% when comparing the six months ended June 30, 2006 with the same period of 2005.
Interest and fee income on loans for the first six months of 2006 was $4,373,000, up 24.3% from $3,518,000 for the first six months of 2005. Interest and dividend income from securities and short-term funds increased to $315,000 through the first six months of 2006, from $101,000 in the same period in 2005. The increase in 2006 was primarily due to a higher average balance in Federal funds and securities as well as rates that gradually increased throughout 2005 and into 2006.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006
RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2006
Interest Expense
Interest expense increased 50.9% when comparing the six months ended June 30, 2006 with the same period of 2005.
Total interest expense was $1,934,000 for the first six months of 2006, compared to $1,281,000 in the same period of 2005. Interest on deposits increased 51.7%, to $1,871,000 in the first six months of 2006, from $1,233,000 in the same period last year. The increase in deposit interest expense was due to higher balances in interest-bearing deposits in addition to increases in the average interest rates paid on those deposits. Interest on borrowings was $63,000 year-to-date in 2006, compared to $48,000 for the same period of 2005. This increase is due to the Federal Home Loan Bank advance for $1,000,000 that was taken out during May 2005.
Net Interest Margin
Net interest income as well as the net interest margin have improved, due mainly to the increases in the Bank’s prime rate which began in mid-2004 and have continued gradually throughout 2005 and into 2006. In the first half of 2006, the net interest margin was 4.39%, up when compared with 4.11% in the first half of 2005.
The yield on earning assets has continued to increase, reflecting overall interest rate increases, the scheduled repricing of existing loans and new loans being booked at current, higher rates, although this is somewhat offset by competitive factors in the Bank’s market area. In the first half of 2006, the yield on loans was 7.83%, up from 6.55% in the first half of 2005.
In the first half of 2006, the cost of interest-bearing deposits was 3.72%, up from 2.70% in the first half of 2005. This increase also reflects overall interest rate increases and competitive factors present in the Bank’s market area. The overall cost of interest-bearing funds (deposits and borrowings) was 3.72% in the first half of 2006, compared with 2.72% in the same period of 2005.
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

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006
RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2006
Consistent application of this methodology for the six months ended June 30, 2006 and 2005 resulted in a decrease to the provision for loan losses of $4,000, from a benefit of $57,000 for the period ending June 30, 2005 to a benefit of $61,000 for the period ending June, 30 2006. During the first half of 2006, recoveries totaling $205,000 were recorded on a loan that had been charged off in 2004. For the six-month period ending June 30, 2005, the provision for loan losses was impacted by the reversal of a specific provision that had originally been recorded in August 2003 for $150,000.
At June 30, 2006 and December 31, 2005, loans totaling $865,000 and $1,012,000, respectively, were in nonaccrual status (i.e., on which no interest income is being recorded). There were no other loans more than 90 days past due. $25,000 and $27,000 of the nonaccrual loans were guaranteed by the Small Business Administration as of June 30, 2006 and December 31, 2005.
Management’s determination of the appropriate level of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which we believe are representative of the probable loss experience of the Bank. Other factors considered include the composition of the loan portfolio, current economic conditions, the creditworthiness of the Bank’s borrowers and other related factors. The provision for loan losses has been impacted by the loan growth the Bank has experienced, as well as the effects of the loan portfolio maturing. Management and the Board believe the allowance for loan losses at June 30, 2006, is adequate to absorb probable losses in the loan portfolio.
Noninterest Income
Total noninterest income for the first six months of 2006 was $184,000, down 30.0% from $264,000 for the same period in 2005.
The primary reason for this decrease was the absence of gains on the sales of loans. Four commercial real estate loans were sold during the first six months of 2005 for a total gain of $129,000. There were no loans sold during the first half of 2006. Due to unfavorable pricing in the current, highly competitive commercial lending environment, the Company has not recently sold commercial loans in the secondary market.
Partially offsetting the decline of gains on sales of loans, service charges on deposit accounts increased, from $62,000 year-to-date in 2005, to $88,000 for the same period of 2006, an increase of 42.6%. The largest component of service charges on deposit accounts is non-sufficient fund

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006
RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2006
(NSF) and overdraft charges which increased from $34,000 as of June 30, 2005 to $57,000 for the comparable period of 2006.
“Other” noninterest income includes fee income related to the Bank’s ATM program and the increase in the cash surrender value of the life insurance policy on the Company’s Chief Executive Officer was recorded for the first six months of 2006 in the amount of $12,000 compared to $11,000 for the same period of 2005. Also included in other noninterest income is the reimbursement of $20,000 for legal expenses incurred in prior years.
Noninterest Expenses
Noninterest expenses were $2,117,000 for the first six months of 2006, an increase of 9.2% over the $1,939,000 for the same period of 2005. This increase is mainly attributable to salaries and employee benefits which increased 14.7% from the prior period, from $923,000 for the first six months of 2005 compared to $1,058,000 for the first six months of 2006. The main reason for this increase is due to the recording of an accrual of $63,000 for the Company’s incentive compensation plan for the six months ending June 30, 2006. No amounts were accrued for the Company’s incentive compensation plan for the first half of 2005. In June 2005, the Board of Directors ratified the recommendation of the Compensation Committee to eliminate the Company’s incentive compensation plan for 2005 due to the fact that incentive compensation bonuses for 2004 were paid in January 2005 before management and the Board had become aware of a material loan charge-off which significantly lowered 2004 earnings.
Total “other” noninterest expenses in the first six months of 2006 and 2005 consisted of the following:

	Six months ended
	June 30,
	2006	2005
Marketing and advertising	$54,000	$45,000
Loan expenses	33,000	36,000
Insurance	25,000	27,000
Travel and entertainment	20,000	19,000
Telephone	12,000	13,000
Other	49,000	33,000

	$193,000	$173,000

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006
RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2006
Management expects that the expenses related to the Brecksville location will continue to negatively affect results during the next one to two years, until it grows to a size at which it can cover its overhead.
Total income tax expense differs from amounts computed by applying the federal income tax rate of 34% in all periods presented to income before income taxes mainly as a result of the favorable tax treatment of the Company’s investment of a single-premium cash-surrender value life insurance policy where the named insured is the Company’s Chief Executive Officer and the Company is the owner and sole beneficiary of the policy. Also contributing to this difference is the favorable tax treatment for municipal bond securities which are generally tax-exempt.
RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2006
Net income for the second quarter of 2006 was $247,000, or $0.52 per diluted share, compared to $302,000, or $0.64 per diluted share for the second quarter of 2005. This represents a decrease of 18.1% over the same quarter last year. The primary reasons for the decrease in net income were an increase in the provision for loan losses and noninterest expenses as well as a decrease in noninterest income, offset by an increase in net interest income.
Net Interest Income
Net interest income improved in the second quarter of 2006 over the comparable period of 2005. Net interest income was $1,404,000 in 2006, up 15.0% from the $1,222,000 recorded for the second quarter of 2005. The increase in net interest income is primarily attributable to loan growth and rising interest rates on the Bank’s loans, offset by the increase in interest-bearing deposit balances and the interest rates paid on these deposits, particularly Market Rate Savings accounts. In the second quarter of 2006, the net interest margin improved to 4.38%, up from 4.20% for the second quarter of 2005.
In the second quarter of 2006, the yield on loans was 7.93%, up from 6.80% for the second quarter of 2005. The overall cost of interest-bearing funds (deposits and borrowings) was 3.83% for the second quarter of 2006, compared with 2.88% in the same period of 2005. The cost of interest-bearing deposits was 3.83%, up from 2.85% for the second quarter of 2005.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006
RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2006
Provision for Loan Losses
Consistent application of the Company’s loan loss methodology for the three months ended June 30, 2006 and 2005 resulted in an increase to the provision for loan losses of $155,000, from a benefit of $85,000 for the period ending June 30, 2005 to an expense of $70,000 for the period ending June 30, 2006. During the second quarter of 2006, specific provisions totaling $79,000 were recorded for two lending relationships. Like the six-month period ending June 30, 2005, the provision for loan losses for the second quarter of 2005 was positively impacted by the reversal of a specific provision that had originally been recorded in August 2003 for $150,000.
Noninterest Income
Total noninterest income for the second quarter of 2006 was $103,000, down 11.0% compared to $116,000 for the second quarter of 2005. Service charges on deposit accounts increased to $46,000 for the second quarter of 2006, compared to $33,000 for the same period of 2005, an increase of 38.1%. Other noninterest income increased to $57,000 for the second quarter of 2006, compared to $32,000 for the same period of 2005, an increase of 79.6%.
Noninterest Expense
In the second quarter of 2006, total noninterest expenses increased 10.2% when compared with the same quarter of 2005. The increases were primarily in salaries and employee benefits, up 19.3%, as well as other noninterest expense, up 16.2%. The increase in salaries and employee benefits was mainly due to an incentive compensation accrual and the increase in other noninterest expense was primarily the result of recording approximately $15,000 of unbilled common area maintenance charges from 2005 as miscellaneous expense as it related to a prior reporting period.
Salaries and employee benefits expense for the three months ending June 30, 2006 was $522,000 compared to $437,000 for the same period of 2005, up 19.3%. This reflects the recording of the Company’s incentive compensation accrual of approximately $39,000 for the quarter ending June 30, 2006 compared to the reversal of $21,000 for the Company’s incentive compensation plan accrual for the first quarter of 2005.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006
RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2006
Total other noninterest expense for the three months ended June 30, 2006 and June 30, 2005 consisted of the following:

	Three months ended
	June 30,
	2006	2005
Marketing and advertising	$33,000	$26,000
Loan expenses	20,000	24,000
Insurance	13,000	15,000
Travel and entertainment	10,000	10,000
Telephone	8,000	7,000
Other	30,000	17,000

	$114,000	$99,000

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
Assets available to satisfy liquidity needs include cash and due from banks, Federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets were approximately $20,686,000 at June 30, 2006, compared to $14,644,000 at December 31, 2005.
To the extent that loan demand has outpaced local deposit growth, the Company has used other sources of funding, including national market CDs and Federal Home Loan Bank advances (as previously discussed). If additional liquidity is needed, there are several available sources, including purchasing Federal funds, obtaining additional Federal Home Loan Bank advances, acquiring additional national market CDs or brokered deposits and using surety bonds to secure public deposits, and selling loans. The Company also can borrow under various lines of credit. At June 30, 2006, these credit facilities aggregated approximately $21,694,000 at the Bank and $4,000,000 at the Holding Company.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006
LIQUIDITY AND CAPITAL RESOURCES (continued)
As the Brecksville office has added core deposits, the Company has been able to decrease its reliance on these other sources of funding.
As discussed previously, total shareholders’ equity increased $579,000, to $12,177,000 at June 30, 2006 from $11,598,000 at December 31, 2005. The increase was due to the net income of $587,000, the issuance of stock under the Employee Stock Purchase Plan totaling $11,000, offset by the decrease in the fair value of available-for-sale securities, net of tax, of $20,000.
At June 30, 2006 and December 31, 2005, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum	Minimum
			to be	required for
	Western Reserve Bank		considered	capital
	June 30,	December 31,	well-	adequacy
	2006	2005	capitalized	purposes
Tier 1 “core” capital to risk-weighted assets	8.3%	8.4%	6.0%	4.0%
Total capital to risk-weighted assets	10.5%	11.0%	10.0%	8.0%
Tier 1 leverage ratio	7.5%	7.4%	5.0%	4.0%
The Company has grown rapidly in its nearly eight years, and continued rapid growth has required management and the Board to consider capital strategies to support that growth. In 2003, the Company obtained a line of credit through an unaffiliated financial institution. By borrowing against the line of credit and then investing the funds into the Bank as capital, the Bank is able to manage its capital ratios. Other capital strategies that the Company continues to evaluate include selling more stock, issuing trust preferred securities, or additional borrowing.
During 2005, $400,000 was downstreamed from the Company to the Bank to maintain capital adequacy requirements. The Company has approximately $500,000 remaining as of June 30, 2006 from the common stock offering in 2004 to downstream to the Bank as paid in capital as needed to support the Bank’s capital requirements as it grows.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006
LIQUIDITY AND CAPITAL RESOURCES (continued)
In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions. There are 5,000 shares of authorized but unissued shares of stock allocated to the Plan. Because the Plan has been registered with the SEC, there are no restrictions on the resale of the stock, other than those applicable to “affiliates” as defined in Rule 144 of the Securities and Exchange Commission. As of June 30, 2006, a total of 1,620 shares of common stock have been issued to 23 participants through the Plan.
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
In June of 2004, the Federal Reserve changed its outlook and increased its target overnight Federal funds rate five times by year-end 2004, by a total of 125 basis points, to 2.25%. As of December 31, 2004, $81,951,000 of assets and $65,847,000 of liabilities matured or could be repriced in one year. Thus, the one-year interest rate gap on the Company’s balance sheet was $16,104,000, or 124.5%, and remained in a strongly asset-sensitive position.
During 2005, the Federal Reserve continued to increase the target rate, with a total of eight increases of 25 basis points each. As of December 31, 2005, the Fed funds rate was 4.25%. During the first six months of 2006, the Federal Reserve increased short-term interest rates by 25 basis points four times, bringing the Fed funds rate to 5.25% as of June 30, 2006.
The Company has continued its asset-sensitive strategy during 2006, but has begun to moderate it somewhat as evidenced by the decline in the Company’s one-year interest rate gap from 116.0% as of December 31, 2005 to 103.4% as of June 30, 2006. At June 30, 2006, the Company had $83,666,000 of assets and $80,919,000 of liabilities maturing or repricing within one year, and the one-year interest rate gap was $2,747,000.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006
INTEREST RATE SENSITIVITY (continued)
This strategy has benefited the Company in the form of an increasing net interest margin beginning in late 2004, throughout 2005 and into 2006.
Strategies that the Company has been using to transition its balance sheet to a less asset-sensitive position as rates appear to be nearing their peak include emphasizing shorter-term deposits and other funding sources, and longer repricing intervals on new loans.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006
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

WESTERN RESERVE BANCORP, INC.
CONTROLS AND PROCEDURES
June 30, 2006
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2006, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
June 30, 2006
PART II—OTHER INFORMATION
Items 1, 3, and 5 are not applicable.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The Company filed a Registration Statement on Form 8-A with the SEC on April 28, 2005 to register its common shares under Section 12(g) of the 1934 Act.
The Company has a nonqualified stock option plan, the Western Reserve Bancorp, Inc. 1998 Stock Option Plan, as Amended. All participants of the Plan are Ohio residents. There were no transactions under the Plan in the first half of 2006. Shares would be issued in reliance upon Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated thereunder. Because of the requirements of Rule 147, the shares issued under the Plan cannot be sold outside of the State of Ohio for nine (9) months after issuance.
Item 4 — Submission of Matters to a Vote of Security Holders
The Annual Meeting of the shareholders of Western Reserve Bancorp, Inc. was held on April 26, 2006 in accordance with the notice of meeting and proxy statement mailed to shareholders. Each of the following Class II directors was elected to a three-year term ending in 2009:

	For	Withheld	Abstain
Michael R. Rose	296,118	500	1,000
Glenn M. Smith	296,118	500	1,000
Thomas A. Tubbs	296,118	500	1,000
Continuing directors whose terms end in 2007 are Roland H. Bauer, Dr. Bijay K. Jayaswal, P.M. Jones and Ray E. Laribee. Continuing directors whose terms end in 2008 are C. Richard Lynham, Edward J. McKeon, R. Hal Nichols and Rory H. O’Neil.
No other matters were presented at the meeting.
Item 6 — Exhibits
     (a) Exhibits

Exhibit
No.	Description of Exhibits
3.1	Articles of Incorporation of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)	*

3.2	Code of Regulations of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997).	*

*  Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
June 30, 2006

Exhibit
No.	Description of Exhibits
4	Legend Placed on Certificates Representing Shares Issued pursuant to an exemption from registration under Section 3(a)(11) of the Securities Act and Rule 147 thereunder

10.1	Employment Agreement of Edward J. McKeon, Dated December 15, 2005. (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 19, 2005)	*

10.2	Lease Agreement by and between Michael Rose DBA Washington Properties and Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 31, 1999)	*

10.3	Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of April 20, 2000 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 13, 2000)	*

10.4	Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)	*

10.5	Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)	*

10.6	Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May 5, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)	*

10.7	Western Reserve Bank Supplemental Executive Retirement Plan, dated May 15, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)	*

10.8	Western Reserve Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2003)	*

10.9	Lease Agreement by and between Western Reserve of Brecksville, LLC and Western Reserve Bank (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2005)	*

10.10	First amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on May 16, 2005)	*

10.11	Second amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 30, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 15, 2005)	*

10.12	Western Reserve Bancorp, Inc. and Western Reserve Bank Incentive Compensation Plan (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on January 23, 2006)	*

*	Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
June 30, 2006

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
Quarter ended June 30, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.

Date: August 14, 2006	By: /s/ Edward J. McKeon
Edward J. McKeon
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Cynthia A. Mahl
Cynthia A. Mahl
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)