Form 10QSB
period 2006-09-30
WESTERN RESERVE BANCORP INC
filed 2006-11-14
CIK 1051473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2006

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

(Class of Stock)
572,147 common shares

(number of shares outstanding as of November 3, 2006)
Transitional Small Business Disclosure Format (Check one):       Yes ☐ No ☑

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
Quarter ended September 30, 2006

Page
PART I—Financial Information

ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	3

Consolidated Statements of Income for the three months and nine months ended September 30, 2006 and 2005	4

Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2006 and 2005	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005	6

Notes to Consolidated Financial Statements	7

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3 CONTROLS AND PROCEDURES	36

PART II—Other Information	37

SIGNATURES	40
EX-4
EX-10.13
EX-31.1
EX-31.2
EX-32.1
EX-32.2

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Sept. 30,	December 31,
	2006	2005
Assets
Cash and due from financial institutions	$2,624,990	$2,228,258
Federal funds sold and other short-term funds	15,800,380	5,114,748

Cash and cash equivalents	18,425,370	7,343,006
Securities available for sale	5,021,177	7,301,377
Loans	113,340,320	111,189,355
Allowance for loan losses	(1,505,288)	(1,541,654)

Loans, net	111,835,032	109,647,701
Restricted stock	564,000	537,200
Premises and equipment, net	1,190,631	1,303,921
Accrued interest receivable and other assets	2,515,280	1,650,798

Total Assets	$139,551,490	$127,784,003

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$13,502,617	$12,899,265
Interest-bearing	109,582,380	99,388,145

Total deposits	123,084,997	112,287,410
Federal Home Loan Bank advances	3,500,000	3,500,000
Accrued interest payable and other liabilities	376,110	398,254

Total Liabilities	126,961,107	116,185,664

Shareholders’ Equity
Common stock, without par value, $1 stated value:
750,000 shares authorized; 572,147 and 571,523 shares issued and outstanding as of September 30, 2006 and December 31, 2005	572,147	457,331
Additional paid-in capital	9,542,389	9,528,376
Retained earnings	2,465,326	1,639,369
Accumulated other comprehensive income (loss)	10,521	(26,737)

Total Shareholders’ Equity	12,590,383	11,598,339

Total Liabilities and Shareholders’ Equity	$139,551,490	$127,784,003

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Interest and dividend income
Loans, including fees	$2,330,445	$2,012,958	$6,703,311	$5,531,135
Securities	50,786	17,148	199,700	41,637
Dividends on restricted stock	8,158	6,762	23,583	19,232
Federal funds sold and other short-term funds	184,675	51,052	335,036	114,917

	2,574,064	2,087,920	7,261,630	5,706,921
Interest expense
Deposits	1,101,785	757,066	2,972,429	1,990,482
Borrowings	31,999	31,999	94,952	79,677

	1,133,784	789,065	3,067,381	2,070,159

Net interest income	1,440,280	1,298,855	4,194,249	3,636,762
Provision (credit) for loan losses	(51,300)	67,400	(112,080)	11,000

Net interest income after provision (credit) for loan losses	1,491,580	1,231,455	4,306,329	3,625,762
Noninterest income
Service charges on deposit accounts	45,354	38,348	133,540	100,169
Net gains on sales of loans	7,451	22,725	7,451	151,346
Gain on sale of credit card portfolio	28,500	—	28,500	—
Other	37,523	42,514	133,816	115,592

	118,828	103,587	303,307	367,107
Noninterest expense
Salaries and employee benefits	558,334	473,137	1,616,781	1,395,676
Premises and equipment, net	206,948	198,813	613,765	593,214
Data processing	81,323	75,418	246,353	223,240
Professional fees	72,480	104,845	212,147	275,026
Taxes other than income and payroll	28,159	25,084	90,529	75,342
Community and shareholder relations and contributions	17,436	13,589	71,031	53,979
Supplies, printing and postage	19,916	17,442	57,125	58,716
Other	99,978	83,654	293,467	256,211

	1,084,574	991,982	3,201,198	2,931,404

Income before income taxes	525,834	343,060	1,408,438	1,061,465
Income tax expense	172,387	115,037	468,079	356,276

Net income	$353,447	$228,023	$940,359	$705,189

Average shares outstanding (basic)	571,916	571,296	571,734	570,561

Average shares outstanding (diluted)	598,948	590,194	595,336	589,551

Basic income per share	$0.62	$0.40	$1.64	$1.24

Diluted income per share	$0.59	$0.39	$1.58	$1.20

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$353,447	$228,023	$940,359	$705,189
Other comprehensive income (loss), net of tax:
Unrealized gains/(losses) on securities arising during the period	57,128	(6,237)	37,258	(6,985)

Comprehensive income	$410,575	$221,786	$977,617	$698,204

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$940,359	$705,189
Adjustments to reconcile net income to net cash from operating activities:
Provision (credit) for loan losses	(112,080)	11,000
Depreciation	127,662	132,363
Net amortization (accretion) of securities	(102,377)	4,231
Stock-based compensation	2,199	—
Loans originated for sale	(474,500)	(2,003,376)
Proceeds from sales of loan originations	481,951	2,154,722
Gains on sales of loans and credit card portfolio sale	(35,951)	(151,346)
Loss on disposal of fixed assets	1,594	—
Federal Home Loan Bank stock dividends	(13,000)	(9,900)
Net change in:
Interest receivable and other assets	(111,310)	221,250
Interest payable and other liabilities	(27,563)	(27,384)

Net cash from operating activities	676,984	1,036,749

Cash flows from investing activities Available for sale securities:
Purchases	(2,987,110)	(1,458,171)
Maturities, repayments and calls	5,426,138	618,367
Purchase of restricted stock	(13,800)	(21,000)
Net increase in loans	(2,490,248)	(6,343,824)
Purchases of premises and equipment	(15,966)	(90,482)
Acquisition of other real estate owned	(136,946)	—
Proceeds from sale of credit card portfolio	313,497	—
Purchase of bank owned life insurance	(500,000)	—

Net cash from investing activities	(404,435)	(7,295,110)

Cash flows from financing activities
Net increase in deposits	10,797,587	9,748,924
Proceeds from Federal Home Loan Bank advances	—	1,000,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	17,030	13,880
Proceeds from exercise of stock options	—	24,000
Cash paid for fractional shares	(4,802)	—

Net cash from financing activities	10,809,815	10,786,804

Change in cash and cash equivalents	11,082,364	4,528,443
Cash and cash equivalents at beginning of period	7,343,006	6,936,119

Cash and cash equivalents at end of period	$18,425,370	$11,464,562

Supplemental cash flow information:
Interest paid	$3,110,208	$2,091,586
Income taxes paid	540,000	322,000

Supplemental disclosure of noncash investing activities:
Non cash transfer from loans to other real estate owned	$130,000	$—
Non cash transfer from loans originated for sale to loans	—	250,835
See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
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
Stock Split: All share and per share amounts have been adjusted to reflect a five-for-four stock split as of September 22, 2006 for shareholders of record as of September 5, 2006. A total of 114,270 new shares were issued and cash of $4,802 was paid for 141 fractional shares.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
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
Stock Compensation Plans: On October 22, 1998, the Board of Directors approved the Western Reserve Bancorp, Inc. 1998 Stock Option Plan (the Plan). The Plan provides the Board with the authority to compensate directors, officers and employees with stock option awards for their services to the Company. Options granted under the Plan are designated as Non-qualified stock options meaning that they will not be designated as Incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. The Plan was amended on April 20, 2000, to increase the aggregate number of options to purchase shares of Company stock that could be granted during the term of the Plan from 62,500 options to 125,000 options as well as increase the maximum number of options to purchase shares of Company stock that any person could receive in any one year from 40,077 options to 43,750 options. Stock option grants reduce the options available for grant while unvested awards that are forfeited increase the options available for grant. As of September 30, 2006, there were 9,172 options available to be awarded under the Plan.
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
September 30, 2006
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

	Three months ended September 30, 2006
	Using	SFAS
	Previous	123(R)	As
	Accounting	Adjustments	Reported
Income before income taxes	$526,567	$(733)	$525,834
Income taxes	172,636	249	172,387

Net income	$353,931	$(484)	$353,447

Basic earnings per share	$0.62	$—	$0.62
Diluted earnings per share	$0.59	$—	$0.59

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Nine months ended September 30, 2006
	Using	SFAS
	Previous	123(R)	As
	Accounting	Adjustments	Reported
Income before income taxes	$1,410,637	$(2,199)	$1,408,438
Income taxes	468,827	748	468,079

Net income	$941,810	$(1,451)	$940,359

Basic earnings per share	$1.65	$(.01)	$1.64
Diluted earnings per share	$1.58	$—	$1.58
The following table illustrates the effect on the prior year comparable net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R).

	Three months ended September 30, 2005
			Pro Forma as
	As	Pro Forma	if under SFAS
	Reported	Adjustments	123(R)
Income before income taxes	$343,060	$(788)	$342,272
Income taxes	115,037	268	114,769

Net income	$228,023	$(520)	$227,503

Basic earnings per share	$0.40	$—	$0.40
Diluted earnings per share	$0.39	$—	$0.39

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Nine months ended September 30, 2005
			Pro Forma as
	As	Pro Forma	if under SFAS
	Reported	Adjustments	123(R)
Income before income taxes	$1,061,465	$(2,365)	$1,059,100
Income taxes	356,276	804	355,472

Net income	$705,189	$(1,561)	$703,628

Basic earnings per share	$1.24	$(.01)	$1.23
Diluted earnings per share	$1.20	$(.01)	$1.19
Generally, options vest over three years as follows: 25% one year from grant date, 50% after two years, and 100% after three years. The option term expires ten years from the date of the grant and the exercise price is the market price at the date of the grant.
Following is activity under the Plan:

Nine months ended
September 30, 2006
Total options outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value
Options outstanding, beginning of period	114,136	$18.52	$4.60
Forfeited	—	—	—
Exercised	—	—	—
Granted	—	—	—

Options outstanding, end of period	114,136	$18.52	$4.60

Options exercisable, end of period	112,964	$18.47	$4.58

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Intrinsic value is defined as the difference between the price of the Company’s stock as of September 30, 2006 and the exercise price of the option. The aggregate intrinsic value of all options outstanding at September 30, 2006 was $1,318,244. The aggregate intrinsic value of all options exercisable at September 30, 2006 was $1,310,757.
Options outstanding at September 30, 2006 were as follows:

	Outstanding		Exercisable
		Weighted		Weighted
		Average Remaining		Average
		Contractual Life		Exercise
Range of Exercise Prices	Number	(in years)	Number	Price
$16.00—$19.99	88,366	2.9	88,366	$16.83
$20.00—$23.99	12,812	4.7	12,499	20.06
$24.00—$31.99	8,951	2.8	8,092	27.17
$32.00	4,007	2.1	4,007	32.00

Outstanding at period end	114,136	3.0	112,964	$18.47

There were no stock options granted during the nine months ending September 30, 2006. The weighted average remaining contractual life of exercisable options as of September 30, 2006 was 3.0 years.
The fair value for stock options granted during 2005 was determined at the date of grant using a Black-Scholes option-pricing model and the following assumptions:

2005
Risk-free interest rate	4.27%
Expected option life (years)	7
Expected stock price volatility	7.09%
Dividend yield	0.00%
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on the historical volatility of the Company’s common stock.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows. New shares were issued to satisfy these exercises.

	Nine months ended
	September 30,
	2006	2005
Proceeds of options exercised	$—	$24,000
Related tax benefit recognized	—	3,060
Intrinsic value of options exercised	—	9,000
The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

Compensation
Costs
Remainder of 2006	$733
2007	1,458
2008	1,186
2009	836
2010	697

Total	$4,910

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Earnings per Common Share: Basic earnings per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings per share are computed as follows:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2006	2005	2006	2005
Numerator:
Net income	$353,447	$228,023	$940,359	$705,189

Denominator:
Denominator for basic earnings per share— weighted average shares	571,917	571,296	571,735	570,561
Effect of dilutive securities:
Nonqualified stock options	27,033	18,898	23,603	18,990

Denominator for diluted earnings per share	598,950	590,194	595,338	589,551

Basic earnings per share	$0.62	$0.40	$1.64	$1.24

Diluted earnings per share	$0.59	$0.39	$1.58	$1.20

Stock options for 12,335 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive for the three-month and nine-month period ended September 30, 2005. Stock options for 8,015 shares of common stock were not considered in computing diluted earnings per common share for the three-month and nine-month period ended September 30, 2006 as these shares were also antidilutive.
Bank-Owned Life Insurance: The Bank has purchased three life insurance policies on three key executives. Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized, and is included in other assets on the consolidated balance sheet.
Reclassifications: For comparative purposes, certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
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
In February 2006, the FASB also issued FAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement changes the accounting for various derivatives and securitized financial assets. This Statement will be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning in 2007. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.
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
In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is reviewing this standard and its impact on the Company’s financial statements.
In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement.” This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. At September 30, 2006, the Company owned no life insurance policies subject to endorsement split-dollar life insurance arrangements. Thus, management does not believe that the adoption of EITF Issue No. 06-4 will have a material impact on the Company’s financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 07, 08, 106 and 132(R).” SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. SFAS No. 158 requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status at the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur. Those changes will be reported in the comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for publicly traded companies. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management does not expect that the adoption of this standard will have a material effect on the Company’s financial statements since the Company does not have a defined benefit plan.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. This SAB expresses the SEC’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements for the purpose of a materiality assessment.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
SAB No. 108 is effective for fiscal years ending after November 15, 2006. Management has not yet determined the impact of adoption of this Bulletin.
NOTE 2 — LOANS
Loans at September 30, 2006 and December 31, 2005, were as follows:

	September 30,	December 31,
	2006	2005
Commercial real estate	$67,113,368	$65,367,133
Commercial business	11,123,256	11,401,834
Commercial lines of credit	19,196,153	16,991,017
Commercial construction	3,602,131	4,465,089
Home equity lines of credit	8,534,726	9,589,660
Residential mortgage and construction	1,164,574	917,565
Consumer installment	2,578,396	2,108,230
Credit card and other	27,716	348,827

	$113,340,320	$111,189,355

Activity in the Allowance for Loan Losses for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2006	2005	2006	2005
Beginning balance	$1,603,649	$1,547,414	$1,541,654	$1,605,933
Loans charged off	(66,656)	(62,000)	(148,881)	(66,000)
Recoveries	19,595	—	224,595	1,881
Provision (credit) for loan losses	(51,300)	67,400	(112,080)	11,000

Ending balance	$1,505,288	$1,552,814	$1,505,288	$1,552,814

At September 30, 2006 and December 31, 2005, loans totaling $1,329,554 and $1,011,879 were in nonaccrual status. One loan for $287,291 was more than 90 days past due and still accruing interest at September 30, 2006. Impaired loans totaled $1,329,554 at September 30, 2006 and $1,011,879 at December 31, 2005.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
NOTE 3 — DEPOSITS
Deposits at September 30, 2006 and December 31, 2005, were as follows:

	September 30,	December 31,
	2006	2005
Noninterest-bearing demand	$13,502,617	$12,899,265
Interest-bearing demand	7,202,990	6,300,341
Market Rate Savings	57,281,898	45,930,275
Time under $100,000	27,463,047	28,241,158
Time $100,000 and over	17,634,445	18,916,371

	$123,084,997	$112,287,410

At September 30, 2006, the Bank had approximately $10,794,000 in national market certificates of deposit, primarily in amounts of $99,000. As of December 31, 2005, the Bank had approximately $14,659,000 in national market CDs.
NOTE 4—FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At September 30, 2006 and December 31, 2005, advances from the Federal Home Loan Bank were as follows:

	September 30,	December 31,
	2006	2005
Maturing March 2009, fixed rate advance at 3.25%	$2,500,000	$2,500,000
Maturing April 2010, fixed rate advance at 4.57%	1,000,000	1,000,000

	$3,500,000	$3,500,000

Interest is payable monthly, and the advances are payable at the maturity date, with prepayment penalties for early payment. The advances are collateralized by approximately $5,250,000 of loans secured by first mortgages on 1-4 family residential properties and $319,700 of FHLB stock under a blanket lien agreement. As of September 30, 2006, the Company’s available borrowing capacity with the FHLB was $15,270,000.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
NOTE 4—FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS (continued)
In 2003, the Company entered into a line of credit agreement with another financial institution to obtain funding to provide capital to the Bank as needed. In June 2005, the line was renewed and modified, with a new maturity date of June 30, 2007. The total amount was increased to $4,000,000, with up to $1,000,000 for the purpose of providing additional capital to the Bank as needed, and up to $3,000,000 for liquidity purposes. The interest rate on the line is variable, at 0.75% below the prime rate. The line is secured by 100% of the stock of the Bank. In July 2006, the line was again renewed and modified, with a new maturity of June 30, 2008.
As of September 30, 2006, and December 31, 2005 the balance on the line of credit was zero. The Company did not borrow against the line of credit during 2005 or during the first nine months of 2006.
The Company has the ability to borrow under various other credit facilities that totaled $21,279,000 at September 30, 2006. Of this amount, $875,000 is available for short-term borrowing under an unsecured federal funds line through a correspondent bank at overnight borrowing rates, $1,134,000 is on lines secured by the Company’s unpledged securities and $15,270,000 is available at market rates that would vary based on the term of each borrowing, and would be secured by the Company’s securities or real estate loans.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2006
OVERVIEW
The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at September 30, 2006, to that of December 31, 2005, and the results of operations for the three and nine months ended September 30, 2006 and 2005. You should read this discussion in conjunction with the interim financial statements and footnotes included herein.
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
FINANCIAL CONDITION
Assets
Total assets as of September 30, 2006 increased 9.2% to $139,551,000, compared with $127,784,000 at December 31, 2005.
The primary reason for the growth in total assets was an increase in deposits. Cash and cash equivalents increased $11,082,000 or 150.9%, to $18,425,000, compared with $7,343,000 at December 31, 2005. This increase was mainly due to deposit growth.
As of September 30, 2006, there were approximately $775,000 of securities of U.S. government-sponsored enterprises, $2,000,000 of mortgage-backed securities and $2,230,000 of tax-exempt municipal bonds in the available-for-sale securities portfolio. There were unrealized gains (net of unrealized losses) of $16,000 in the available-for-sale securities portfolio as of September 30, 2006. Maturities of U.S. government-sponsored enterprises generally are of a short-term nature, between three to five years, and municipal bonds generally have maturities of a longer-term, not to exceed fifteen years.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2006
FINANCIAL CONDITION (continued)
Total loans at September 30, 2006, were $113,340,000, an increase of 1.9% when compared to $111,189,000 at December 31, 2005. Most of the net loan growth in the first nine months of 2006 was in the commercial loan sector. This growth was mainly attributable to commercial lines of credit and commercial real estate loans, which increased approximately $2,205,000 and $1,746,000, respectively, offset by a decrease in commercial construction loans of approximately $863,000. As of September 30, 2006, commercial loans totaled $101,035,000, or 89.1% of total loans.
At September 30, 2006, home equity lines and residential real estate loans totaled $9,699,000, or 8.6% of total loans, and consumer installment and other loans were $2,606,000, or 2.3% of the loan portfolio.
During August, 2006, the Company sold its credit card portfolio of approximately $285,000 to an independent third party. A gain of $28,500 was recorded on the sale of the portfolio. At September 30, 2006 and December 31, 2005 there were no loans classified as held for sale. The commercial construction loan that was designated as held for sale as of December 31, 2004 in the amount of $250,835 was moved back into the Bank’s portfolio during the first quarter of 2005 due to the expiration of the purchaser’s commitment as a result of the borrower’s delay in construction due to the weather.
The Company’s loan-to-deposit ratio decreased to 92.1% as of September 30, 2006, compared to 99.0% at December 31, 2005, mainly as a result of an increase in deposits. This increase in deposits was also responsible for the decrease in the Company’s loan-to-assets ratio, from 87.0% at December 31, 2005 to 81.2% at September 30, 2006. Although management anticipates that the loan-to-deposit ratio throughout the rest of 2006 will remain near 90-95% and the loan-to-assets ratio will be near 80-85%, these expected figures may not be reached due to an extremely competitive commercial lending environment and management’s reluctance to enter into lending arrangements which could adversely impact the Company’s long-term growth and pricing strategies.
Of the total loans at September 30, 2006, approximately $97,839,000 or 86.3% are at a variable rate of interest, and $15,501,000 or 13.7% are fixed rate. Including scheduled principal repayments, approximately $57,890,000, or 51.1%, of loans mature or are scheduled to reprice within twelve months. Only $619,000 of total loan principal matures or reprices in more than five years.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2006
FINANCIAL CONDITION (continued)
The Bank owns a single-premium cash-surrender value life insurance policy on the Chief Executive Officer. During August, 2006, the Bank purchased two additional single-premium cash-surrender value life insurance policies with similar terms, each for $250,000, on the Chief Lending Officer and the Chief Financial Officer. The Bank is the owner and sole beneficiary of these policies. These are tax-advantaged instruments in that the increases in cash surrender value and the eventual death benefit under the policies are not taxable income to the Bank. The income from these policies is intended to help offset the cost of providing a supplemental retirement plan for each executive. As of September 30, 2006, the total cash surrender value of all three policies was $1,081,000 which is included in other assets on the consolidated balance sheet.
The Company recorded $265,000 of Other Real Estate Owned in the second quarter of 2006 which represents the fair market value of the property reduced by management’s anticipated costs to market and sell the property. Other Real Estate Owned is included in other assets on the consolidated balance sheet.
Liabilities
Deposits increased to $123,085,000 at September 30, 2006, an increase of 9.6% over the $112,287,000 at December 31, 2005. Deposits at September 30, 2006 consisted of $13,503,000 or 11.0% in noninterest-bearing demand deposits, $7,203,000 or 5.9% in interest-bearing NOW accounts, $57,282,000 or 46.5% in variable-rate savings and money market accounts (known as Market Rate Savings Accounts) and $45,097,000 or 36.6% in time deposits.
Included in the time deposits total is $10,794,000 of national market CDs, primarily from other banks and credit unions, in increments of $99,000 or $100,000, with original terms ranging from eighteen months to five years, and rates ranging from 2.55% to 5.25%. As of September 30, 2006, the weighted average rate of these CDs was 3.83% and the weighted average remaining maturity was 16.1 months. At December 31, 2005, there was $14,659,000 in national market CDs. Although management believes these CDs were obtained at market rates at the time they were originated, they may be more vulnerable to price sensitivity than local deposits. Management has not been attempting to renew these deposits as they mature, as they are being replaced by the growth in local deposits.
Overall, management expects deposits to continue to grow at a slower rate in 2006 than in 2005, primarily because of the significant level of growth in 2005 at the Bank’s Brecksville location.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2006
FINANCIAL CONDITION (continued)
As of September 30, 2006, Brecksville had a total of $31,202,000 in deposits, mostly in Market Rate Savings accounts, compared to $23,140,000 at December 31, 2005.
Please refer to Note 4 and the discussion beginning on page 32 of this report, under the caption “Liquidity and Capital Resources,” for additional information about the Company’s additional sources of funding.
Shareholders’ Equity
Total shareholders’ equity increased $992,000, to $12,590,000 at September 30, 2006, from $11,598,000 at December 31, 2005. This increase was a result of net income of $940,000 for the first nine months of 2006, the issuance of common stock under the employee stock purchase plan totaling $17,000, an increase of $2,000 to additional paid in capital for the recording of stock-based compensation and an increase in the fair value of available-for-sale securities, net of tax, of $38,000. Offsetting these increases was a cash in lieu payment of $5,000 for fractional shares that resulted from the five-for-four stock split in September 2006.
RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
Overview
Net income for the first nine months of 2006 was up 33.4%, to $940,000, or $1.58 per diluted share, from the $705,000, or $1.20 per diluted share earned in the same period in 2005. The primary reasons for this increase were an increase in net interest income and a decrease in the provision for loan losses. These positive factors were offset by higher noninterest expenses and a decline in noninterest income. The increase in noninterest expense was mainly due to higher salary expense and increased cost of employee benefits, and the decrease in noninterest income was attributable to the lower gains on the sale of loans.
Net Interest Income
Net interest income improved for the first nine months of 2006 over the comparable period of 2005. Net interest income was $4,194,000 for the period ending September 30, 2006, an increase of 15.3%, compared to $3,637,000 earned in the same period of 2005.
The increase in net interest income is attributable to both higher interest rates earned on loans and loan growth. However, the effects of these positive factors were partially offset by higher rates paid on deposits and higher interest-bearing deposit balances, especially Market Rate Savings accounts.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2006
RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (continued)
The following table illustrates the average balances and annualized interest rates for the nine months ended September 30, 2006 and 2005:

	Nine months ended September 30,
($ in thousands)	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Loans	$112,861	$6,703	7.94%	$109,610	$5,531	6.75%
Investment securities-taxable	5,123	168	4.39%	1,119	33	3.92%
Investment securities-tax exempt	1,156	42	4.92%	364	12	4.47%
Restricted stock	550	24	5.73%	492	19	5.22%
Federal funds sold and other short-term funds	8,972	335	4.99%	5,147	115	2.98%

Total interest earning assets	128,662	7,272	7.56%	116,732	5,710	6.54%
Noninterest earning assets	3,904			3,858

Total Assets	$132,566			$120,590

Interest-bearing transaction accounts	$7,053	53	1.00%	$6,485	36	0.74%
Market rate savings	51,078	1,598	4.18%	38,212	722	2.53%
Certificate of deposit and IRAs	44,730	1,321	3.95%	49,067	1,232	3.36%
Borrowings	3,500	95	3.63%	3,057	80	3.48%

Total interest bearing liabilities	106,361	3,067	3.86%	96,821	2,070	2.86%

Noninterest bearing liabilities	14,136			12,828
Shareholders’ equity	12,069			10,941

Total Liabilities and Shareholders’ Equity	$132,566			$120,590

Net interest income		4,205			3,640
Tax equivalent adjustment		(11)			(3)

Net interest income per financial Statements		$4,194			$3,637

Net yield on average earning assets			4.37%			4.17%

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2006
RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (continued)
The following table sets forth on a fully taxable-equivalent basis the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:
Volume Variance is a change in volume multiplied by the previous year’s rate. Rate Variance is a change in rate multiplied by the previous year’s volume. Rate/Volume Variance is a change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

	Nine months ended
	September 30, 2006 vs. 2005
	Increase (Decrease) in
	Net Interest Income Due to
($ in thousands)	Volume	Rate	Net
Interest income:
Loans	$158	$1,014	$1,172
Investment securities-taxable	131	4	135
Investment securities-tax exempt	29	1	30
Restricted stock	3	2	5
Federal funds sold and other short-term funds	117	103	220

Total interest-earning assets	438	1,124	1,562

Interest expense:
Interest-bearing transaction Accounts	(3)	(14)	(17)
Market rate savings accounts	(298)	(578)	(876)
Certificates of deposit and IRAs	113	(202)	(89)
Borrowings	(12)	(3)	(15)

Total interest-bearing liabilities	(200)	(797)	(997)

Change in net interest income	$238	$327	$565

Interest Income
Interest income increased 27.2% when comparing the nine months ended September 30, 2006 with the same period of 2005.
Interest and fee income on loans for the first nine months of 2006 was $6,703,000, up 21.2% from $5,531,000 for the first nine months of 2005. Interest and dividend income from securities and short-term funds increased to $558,000 through the first nine months of 2006, from $176,000 in the same period in 2005. The increase in 2006 was primarily due to higher average balances in Federal funds sold and securities as well as rates that gradually increased throughout 2005 and first half of 2006.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2006
RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (continued)
Interest Expense
Interest expense increased 48.2% when comparing the nine months ended September 30, 2006 with the same period of 2005.
Total interest expense was $3,067,000 for the first nine months of 2006, compared to $2,070,000 in the same period of 2005. Interest on deposits increased 49.3%, to $2,972,000 in the first nine months of 2006, from $1,990,000 in the same period last year. The increase in deposit interest expense was due to higher balances in interest-bearing deposits in addition to increases in the average interest rates paid on those deposits. Interest on borrowings was $95,000 year-to-date in 2006, compared to $80,000 for the same period of 2005. This increase is due to the Federal Home Loan Bank advance for $1,000,000 that was taken out during May 2005.
Net Interest Margin
Both net interest income and net interest margin have improved, due mainly to the increases in the Bank’s prime rate which began in mid-2004 and continued gradually throughout 2005 and the first half of 2006, and have since remained constant for the third quarter of 2006. In the first nine months of 2006, the net interest margin was 4.37%, up when compared with 4.17% in the first nine months of 2005.
The yield on earning assets has continued to increase, reflecting overall interest rate increases, the scheduled repricing of existing loans and new loans being booked at current, higher rates, although this is somewhat offset by competitive factors in the Bank’s market area. In the first nine months of 2006, the yield on loans was 7.94%, up from 6.75% in the first nine months of 2005.
In the first nine months of 2006, the cost of interest-bearing deposits was 3.86%, up from 2.84% in the first nine months of 2005. This increase also reflects overall interest rate increases and competitive factors present in the Bank’s market area. The overall cost of interest-bearing funds (deposits and borrowings) was 3.86% in the first nine months of 2006, compared with 2.86% in the same period of 2005.
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

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2006
RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (continued)
Consistent application of this methodology for the nine months ended September 30, 2006 and 2005 resulted in a decrease to the provision for loan losses of $123,000, from an expense of $11,000 for the period ending September 30, 2005 to a benefit of $112,000 for the period ending September 30, 2006. In the first nine months of 2006, recoveries totaling $225,000 were recorded on two loans that had been charged off in 2004 and a reevaluation of probable losses on impaired loans was performed as of the end of the period. For the nine-month period ending September 30, 2005, the provision for loan losses benefited from the reversal of a specific provision that had originally been recorded in August 2003 for $150,000.
At September 30, 2006 and December 31, 2005, loans totaling $1,330,000 and $1,012,000, respectively, were in nonaccrual status (i.e., on which no interest income is being recorded). One loan for $287,000 was more than 90 days past due and still accruing interest as of September 30, 2006. $22,000 and $27,000 of the nonaccrual loans were guaranteed by the Small Business Administration as of September 30, 2006 and December 31, 2005.
Management’s determination of the appropriate level of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the probable loss experience of the Bank. Other factors considered include the composition of the loan portfolio, current economic conditions, the creditworthiness of the Bank’s borrowers and other related factors. The provision for loan losses has been impacted by the loan growth the Bank has experienced, as well as the effects of the loan portfolio maturing. Management and the Board believe the allowance for loan losses at September 30, 2006, is adequate to absorb probable losses in the loan portfolio.
Noninterest Income
Total noninterest income for the first nine months of 2006 was $303,000, down 17.4% from $367,000 for the same period in 2005.
The primary reason for this decrease was the absence of gains on the sales of commercial loans. Five commercial real estate loans were sold during the first nine months of 2005 for a total gain of $151,000. There were no commercial loans sold during the first nine months of 2006. Due to unfavorable pricing in the current, highly competitive commercial lending environment, the Company has not recently sold commercial loans in the secondary market. However, four residential mortgage loans and the related servicing were originated and sold during the third quarter of 2006 through the Federal Home Loan Bank of Cincinnati’s Mortgage Purchase Program

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2006
RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (continued)
for a total gain of $7,451. Also recorded during the third quarter was a gain of $28,500 resulting from the sale of the Company’s credit card portfolio.
Partially offsetting the decline of gains on sales of loans, service charges on deposit accounts increased, from $100,000 year-to-date in 2005, to $134,000 for the same period of 2006, an increase of 33.3%. The largest component of service charges on deposit accounts is non-sufficient fund (NSF) and overdraft charges which increased from $59,000 as of September 30, 2005 to $86,000 for the comparable period of 2006. This is attributable to the growth in the number of demand deposit accounts.
“Other” noninterest income includes fee income related to the Bank’s ATM program and the increase in the cash surrender value of the three life insurance policies on the Company’s key executives. An increase in the cash surrender value of $21,000 was recorded for the first nine months of 2006 compared to $17,000 for the same period of 2005. Also included in other noninterest income is the reimbursement of $20,000 for legal expenses incurred in prior years.
Noninterest Expenses
Noninterest expenses were $3,201,000 for the first nine months of 2006, an increase of 9.2% over the $2,931,000 for the same period of 2005. This increase is mainly attributable to salaries and employee benefits which increased 15.8% from the prior period, from $1,396,000 for the first nine months of 2005 compared to $1,617,000 for the first nine months of 2006. The main reason for this increase is due to the recording of an accrual of $121,000 for the Company’s Incentive Compensation Plan for the nine months ending September 30, 2006. No amounts were accrued for the Company’s Incentive Compensation Plan for the first nine months of 2005. In June 2005, the Board of Directors ratified the recommendation of the Compensation Committee to eliminate the Company’s incentive compensation plan for 2005 due to the fact that incentive compensation bonuses for 2004 were paid in January 2005 before management and the Board had become aware of a material loan charge-off which significantly lowered 2004 earnings.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2006
RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (continued)
Total “other” noninterest expenses in the first nine months of 2006 and 2005 consisted of the following:

	Nine months ended
	September 30,
	2006	2005
Marketing and advertising	$79,000	$63,000
Loan expenses	56,000	50,000
Insurance	38,000	42,000
Travel and entertainment	35,000	27,000
Telephone	19,000	20,000
Other	66,000	54,000

	$293,000	$256,000

Management expects that the expenses related to the Brecksville location will continue to negatively affect results during the next one to two years, until it grows to a size at which it can cover its overhead.
Total income tax expense differs from amounts computed by applying the federal income tax rate of 34% in all periods presented to income before income taxes mainly as a result of the favorable tax treatment of the Company’s investment of three single-premium cash-surrender value life insurance policies. Also contributing to this difference is the favorable tax treatment for municipal bond securities which are generally tax-exempt.
RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
Net income for the third quarter of 2006 was $353,000, or $0.59 per diluted share, compared to $228,000, or $0.39 per diluted share for the third quarter of 2005. This represents an increase of 55.0% over the same quarter last year. The primary reasons for the increase in net income were a decrease in the provision for loan losses and increases in net interest income and noninterest income, offset by an increase in noninterest expenses.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2006
RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 (continued)
Net Interest Income
Net interest income improved in the third quarter of 2006 over the comparable period of 2005. Net interest income was $1,440,000 in 2006, up 10.9% from the $1,299,000 recorded for the third quarter of 2005. The increase in net interest income is primarily attributable to loan growth and rising interest rates on the Bank’s loans, offset by the increase in interest-bearing deposit balances and the interest rates paid on these deposits, particularly Market Rate Savings accounts. In the third quarter of 2006, the net interest margin improved to 4.34%, up from 4.28% for the third quarter of 2005.
In the third quarter of 2006, the yield on loans was 8.16%, up from 7.12% for the third quarter of 2005. The overall cost of interest-bearing funds (deposits and borrowings) was 4.12% for the third quarter of 2006, compared with 3.12% in the same period of 2005. The cost of interest-bearing deposits was 4.13%, up from 3.11% for the third quarter of 2005.
Provision for Loan Losses
Consistent application of the Company’s loan loss methodology for the three months ended September 30, 2006 and 2005 resulted in a decrease to provision for loan loss expense of $118,000, from $67,000 for the period ending September 30, 2005 to a benefit of $51,000 for the period ending September 30, 2006. The benefit in the third quarter of 2006 was mainly attributable to recoveries totaling $20,000 recorded on two loans that had been charged off in 2004, and a reevaluation of probable losses on impaired loans performed as of the end of the period. The provision for loan losses for the third quarter of 2005 was negatively impacted by the recording of a specific provision for $62,000.
Noninterest Income
Total noninterest income for the third quarter of 2006 was $119,000, up 14.7% compared to $104,000 for the third quarter of 2005. Service charges on deposit accounts increased to $45,000 for the third quarter of 2006, compared to $38,000 for the same period of 2005, an increase of 18.4%.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2006
RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 (continued)
Noninterest Income (continued)
For the third quarter of 2006, gains on the sale of loans decreased to $7,000 compared to $23,000 for the same period of 2005, a decrease of 67.2%. For the third quarter of 2005, the sale of one commercial loan for $505,000 resulted in a gain of $23,000 compared to gains of $7,451 on the sale of four residential mortgage loans to the FHLB. Also recorded during the third quarter was a gain of $28,500 resulting from the sale of the Company’s credit card portfolio. Other noninterest income decreased to $38,000 for the third quarter of 2006, compared to $43,000 for the same period of 2005, a decrease of 11.7%. This is mainly due to lower credit card interchange income and lower mortgage processing fees.
Noninterest Expense
In the third quarter of 2006, total noninterest expenses increased 9.3% when compared with the same quarter of 2005. The increase was primarily due to salaries and employee benefits, up 18.0%. This reflects the recording of the Company’s incentive compensation accrual of approximately $58,000 for the quarter ending September 30, 2006 compared to no incentive compensation plan accrual for the third quarter of 2005.
Total other noninterest expense for the three months ended September 30, 2006 and September 30, 2005 consisted of the following:

	Three months ended
	September 30,
	2006	2005
Marketing and advertising	$25,000	$18,000
Loan expenses	23,000	14,000
Insurance	13,000	15,000
Travel and entertainment	15,000	8,000
Telephone	6,000	7,000
Other	18,000	22,000

	$100,000	$84,000

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2006
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
Assets available to satisfy liquidity needs include cash and due from banks, Federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets were approximately $23,447,000 at September 30, 2006, compared to $14,644,000 at December 31, 2005.
At times when loan demand outpaced local deposit growth, the Company had used other sources of funding, including national market CDs and Federal Home Loan Bank advances (as previously discussed). If additional liquidity is needed, there are several available sources, including purchasing Federal funds, obtaining additional Federal Home Loan Bank advances, acquiring additional national market CDs or brokered deposits and using surety bonds to secure public deposits, and selling loans. The Company also can borrow under various lines of credit. At September 30, 2006, these credit facilities aggregated approximately $17,279,000 at the Bank and $4,000,000 at the Holding Company.
As the Brecksville and Medina offices have added core deposits, the Company has been able to decrease its reliance on these other sources of funding.
As discussed previously, total shareholders’ equity increased $992,000, to $12,590,000 at September 30, 2006 from $11,598,000 at December 31, 2005. The increase was due to the net income of $940,000, the issuance of stock under the Employee Stock Purchase Plan totaling $17,000, the increase in the fair value of available-for-sale securities, net of tax, of $38,000, the increase of $2,000 to additional paid in capital for the recording of stock-based compensation, offset by cash in lieu payments of $5,000 for fractional shares resulting from the five-for-four stock split in September 2006.
At September 30, 2006 and December 31, 2005, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2006
LIQUIDITY AND CAPITAL RESOURCES (continued)

			Minimum	Minimum
			to be	required for
	Western Reserve Bank		considered	capital
	Sept 30,	December 31,	well-	adequacy
	2006	2005	capitalized	purposes
Tier 1 “core” capital to risk-weighted assets	8.6%	8.4%	6.0%	4.0%
Total capital to risk-weighted assets	10.9%	11.0%	10.0%	8.0%
Tier 1 leverage ratio	7.6%	7.4%	5.0%	4.0%
The Company has grown rapidly in its eight years, and continued rapid growth has required management and the Board to consider capital strategies to support that growth. In 2003, the Company obtained a line of credit through an unaffiliated financial institution. By borrowing against the line of credit and then investing the funds into the Bank as capital, the Bank is able to manage its capital ratios. Other capital strategies that the Company continues to evaluate include selling more stock, issuing trust preferred securities, or additional borrowing.
During 2005, $400,000 was downstreamed from the Company to the Bank to maintain capital adequacy requirements. The Company has approximately $500,000 remaining as of September 30, 2006 from the common stock offering in 2004 to downstream to the Bank as paid in capital as needed to support the Bank’s capital requirements as it grows.
In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions. There are 6,250 shares of authorized but unissued shares of stock allocated to the Plan. Because the Plan has been registered with the SEC, there are no restrictions on the resale of the stock, other than those applicable to “affiliates” as defined in Rule 144 of the Securities and Exchange Commission. As of September 30, 2006, a total of 2,202 shares of common stock have been issued to 23 participants through the Plan.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2006
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
During 2005, the Federal Reserve continued to increase the target rate, with a total of eight increases of 25 basis points each. As of December 31, 2005, the Fed funds rate was 4.25%. During the first nine months of 2006, the Federal Reserve increased short-term interest rates by 25 basis points four times, bringing the Fed funds rate to 5.25% as of September 30, 2006. The Company has continued its asset-sensitive strategy during 2006, but has begun to moderate it somewhat as evidenced by the decline in the Company’s one-year interest rate gap from 116.0% as of December 31, 2005 to 92.5% as of September 30, 2006. At September 30, 2006, the Company had $83,112,000 of assets and $89,856,000 of liabilities maturing or repricing within one year.
This strategy has benefited the Company in the form of an increasing net interest margin beginning in late 2004, throughout 2005 and into the first half of 2006.
Strategies that the Company has been using to transition its balance sheet to a less asset-sensitive position as rates have appeared to be nearing their peak include emphasizing shorter-term deposits and other funding sources, and longer repricing intervals on new loans.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2006
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

WESTERN RESERVE BANCORP, INC.
CONTROLS AND PROCEDURES
September 30, 2006
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2006, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
September 30, 2006
PART II—OTHER INFORMATION
Items 1, 3, and 5 are not applicable.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The Company filed a Registration Statement on Form 8-A with the SEC on April 28, 2005 to register its common shares under Section 12(g) of the 1934 Act.
The Company has a nonqualified stock option plan, the Western Reserve Bancorp, Inc. 1998 Stock Option Plan, as Amended. All participants of the Plan are Ohio residents. There were no transactions under the Plan in the first nine months of 2006. Shares would be issued in reliance upon Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated thereunder. Because of the requirements of Rule 147, the shares issued under the Plan cannot be sold outside of the State of Ohio for nine (9) months after issuance.
Item 4 – Submission of Matters to a Vote of Security Holders
     None
Item 6 — Exhibits
WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
September 30, 2006

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

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
September 30, 2006

Exhibit
No.	Description of Exhibits
10.4	Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)	*

10.5	Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)	*

10.6	Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May 5, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)	*

10.7	Western Reserve Bank Supplemental Executive Retirement Plan, dated May 15, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)	*

10.8	Western Reserve Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2003)	*

10.9	Lease Agreement by and between Western Reserve of Brecksville, LLC and Western Reserve Bank (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2005)	*

10.10	First amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on May 16, 2005)	*

10.11	Second amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 30, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 15, 2005)	*

10.12	Western Reserve Bancorp, Inc. and Western Reserve Bank Incentive Compensation Plan (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on January 23, 2006)	*

10.13	Third amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 20, 2006

11	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 1 of this Form 10-QSB)	*

14	Western Reserve Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2004)	*

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

*	Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
September 30, 2006

Exhibit
No.	Description of Exhibits
32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

*	Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
Quarter ended September 30, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.

Date: November 14, 2006	By:	/s/ Edward J. McKeon

Edward J. McKeon
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Cynthia A. Mahl

Cynthia A. Mahl
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)