Form 10KSB
period 2006-12-31
WESTERN RESERVE BANCORP INC
filed 2007-03-29
CIK 1051473

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

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
Common stock, no par value, $1.00 stated value
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d)of the Exchange Act. ☐
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Issuer’s gross revenues for its most recent fiscal year were $10,228,473.
The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 12, 2007 was approximately $14,312,918 (which excludes 104,001 shares held by directors and executive officers). As of said date, the Issuer had 573,277 shares of Common Stock issued and outstanding.
Documents incorporated by reference:

Parts I and II:	Portions of Registrant’s 2006 Annual Report to Shareholders
Part III:	Portions of Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2007
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I
Item 1. Description of Business
General
The Company, an Ohio corporation incorporated on February 25, 1997, is a bank holding company that owns all of the capital stock of the Western Reserve Bank, an Ohio state-chartered bank located in Medina, Ohio (the “Bank”). From the date of the Company’s inception through October 1998, the Company and the Bank conducted no business other than matters incidental to their organization and opening for business. On February 24, 1998, the Company commenced an initial public offering (the “Offering”) of up to 625,000 shares of its Common Stock pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission (“SEC”) on February 12, 1998, as amended. The Offering was concluded on July 1, 1998. A total of 400,334 shares of the Company’s common stock were sold, with proceeds, net of offering costs, of $6,368,499. Approximately $5,800,000 of the proceeds was used to provide initial capitalization for the Bank. The Bank commenced business on November 6, 1998.
During 2000, the Company sold an additional 84,731 shares of common stock in an intra-state offering exempt from the Securities Act of 1933 pursuant to Section 3(a)(11) and Rule 147 promulgated thereunder. A registration statement was filed with the Ohio Division of Securities on Form 6(A)(1) on September 11, 2000. The Offering resulted in proceeds, net of offering costs, of approximately $1,577,000.
During 2004, the Company sold an additional 83,277 shares of common stock in an intra-state offering exempt from the Securities Act of 1933 pursuant to Section 3(a)(11) and Rule 147 promulgated thereunder. A registration statement was filed with the Ohio Division of Securities on Form 6(A)(1) on May 3, 2004. The Offering resulted in proceeds, net of offering costs, of approximately $1,968,000.
The Company declared a five-for-four stock split as of September 22, 2006 for shareholders of record as of September 5, 2006. A total of 114,270 new shares were issued and cash of $4,803 was paid for 141 fractional shares. All share and per share amounts have been adjusted to reflect the stock split.
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
The Bank offers a broad range of deposit services for consumers and businesses, including noninterest-bearing and interest-bearing checking accounts, savings and money market accounts, time certificates of deposit and individual retirement accounts. The Bank engages in a full line of lending activities, including all types of commercial loans to businesses, consumer loans to individuals for household, family and other personal expenditures, and real estate loans including first mortgage loans, home equity loans and construction loans. The Bank offers both fixed rate and variable rate residential mortgage loans. Generally, the Bank does not keep longer-term fixed rate mortgages in its portfolio, but participates in a Mortgage Purchase Program with the Federal Home Loan Bank of Cincinnati to assist the Bank’s customers in obtaining fixed rate mortgage loans. The Bank also offers other services, including debit and ATM cards with access to regional and national automated teller networks, a courier service for business deposits, remote deposit capture, cash management services, internet banking for both businesses and consumers, safe deposit boxes, cashiers checks, traveler’s checks and two ATMs.

Under applicable law, the Bank is permitted to make loans to individual borrowers in aggregate amounts of up to 15 percent of the sum of the Bank’s total capital and allowance for loan losses. At December 31, 2006, the Bank’s legal lending limit was approximately $2,063,000. The Board of Directors has established an “in-house” lending limit of $1,500,000, although, under certain circumstances, the Board Loan Committee can authorize, on a case-by-case basis, lending relationships in excess of this “in-house” limit. The Board may from time to time raise or lower the “in-house” limit as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions. The Company believes that the Bank’s legal lending limit is adequate to satisfy the credit needs of most of its clients. For credit needs that exceed the Bank’s legal lending limit, the Bank has the ability to participate with other banks to meet the credit need. In such instances, the Bank intends to be the lead bank in the loan arrangement.
The Bank’s market area is competitive. There are at least fifteen commercial banks, savings institutions and credit unions with multiple offices in the Bank’s primary service areas of Medina and Brecksville. In recent years, several banks and savings institutions headquartered outside of Medina County acquired or opened new branches in the Medina area. However, in the past few years, many of the area’s financial institutions have been acquired by large regional organizations headquartered outside of the Medina area. As a result of such consolidation, the organizers of the Company believed that the competitive and economic environment was right for a new, independent, locally owned and managed bank such as Western Reserve Bank to serve the financial needs of Medina area residents and businesses. The rapid growth of the Bank in the eight years since it opened has confirmed that belief. The Bank also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.
Employees
At December 31, 2006, the Bank has 32 full-time-equivalent employees (29 full-time and 7 part-time). None of its employees is covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.
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
Gramm-Leach-Bliley Act. The Financial Services Modernization Act of 1999, better known as the Gramm-Leach-Bliley Act (the “GLBA”), permits bank holding companies to become “financial holding companies” and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed and has at least a satisfactory rating under the Community Reinvestment Act. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. The GLBA defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the FRB has determined to be closely related to banking. The Company has not elected to become a financial holding company under this regulatory framework.
The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s chief executive officer and chief financial officer are now required which attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. Additionally, the Chief Executive Officer and Chief Financial Officer are now required to certify that the Company has effective disclosure controls and procedures, and, in accordance with Section 404 of the Sarbanes-Oxley Act, the Company is also in the process of implementing a new program designed to monitor the Company’s internal control over financial reporting. This new program will include the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls over financial reporting. This program must be fully implemented for the preparation of the Company’s annual report for its fiscal year ended December 31, 2007. The Company’s independent registered public auditing firm will be required to issue an opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2008. See Item 8A of the Company’s annual report on Form 10-KSB for more information regarding management’s evaluation of the Company’s disclosure controls and procedures, and the Company’s internal control over financial reporting.

Also in response to the Sarbanes-Oxley Act, the Company adopted a series of policies and procedures to improve its corporate governance practices, including the adoption of charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. The charters for these three committees are designed to help the committees function more efficiently and with greater independence from the Board of Directors, which was one of the primary goals in the adoption of Sarbanes-Oxley. The members of each of these three committees are currently and, under the terms of the respective charters, will continue to be “independent” pursuant to standards adopted by NASDAQ. Further, the Board of Directors has determined that under the NASDAQ “independence” standards, a majority of the members of the Board of Directors is currently independent. The Board of Directors also has adopted a Code of Business Conduct and Ethics (the “Code”) which applies to all officers, directors and employees of the Company and the Bank. The Code addresses topics such as compliance with laws and regulations, honest and ethical conduct, conflicts of interest, confidentiality and protection of Company assets, fair dealing and accurate and timely periodic reports, and also provides for enforcement mechanisms. The administration of the Code has been delegated to the Nominating and Governance Committee of the Board of Directors. Copies of the Company’s Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter and Code of Business Conduct and Ethics are available on the Company’s website at www.westernreservebank.com.
The Bank
General. The Bank is an Ohio-chartered bank and member of the Federal Reserve System. The Bank is therefore regulated by the Division as well as the FRB. The regulatory agencies have the authority to regularly examine the Bank, which is subject to all applicable rules and regulations promulgated by its supervisory agencies. In addition, the deposits of the Bank are insured by the Federal Deposit Insurance Corporation up to applicable limits through the Deposit Insurance Fund (DIF) and, therefore, the Bank is subject to FDIC regulations.
Deposit Insurance. Deposit accounts of the Bank are insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Company is required to pay deposit insurance premium assessments to the FDIC. On February 15, 2006, federal legislation to reform federal deposit insurance was enacted which requires, among other things, the deposit reserve ratio be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The FDIC has designated the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.
Effective March 31, 2006, the FDIC merged the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) to form the Deposit Insurance Fund (DIF). The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (FICO) to impose and collect assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation. The annual FICO assessment rate as of the first quarter of 2007 is 1.22 basis points.
On November 2, 2006, the FDIC adopted final regulations that assess insurance premiums based on risk. The new regulation will enable the FDIC to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the DIF. Under the new risk-based assessment system, the FDIC will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios and its long-term debt issuer rating. For institutions deemed by the FDIC to pose the least amount of risk to the DIF, the new rates vary between five and seven cents for every $100 of domestic deposits. It is expected that the assessment paid by the Company during the year ending December 31, 2007 will be approximately six cents for every $100 of domestic deposits. The maximum assessment rate for high risk institutions is currently forty-three cents per $100 in assessable deposits.
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

Capital Requirements. The FRB, Division and FDIC require banks and holding companies to maintain minimum capital ratios. The “risk-adjusted” capital guidelines for the Bank involve a mathematical process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the Bank’s capital base. The rules set the minimum guidelines for the ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) at 8%. Tier 1 Capital is comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock less certain intangible items. At least half of the total capital is to be Tier 1 Capital. The remainder may consist of a limited amount of subordinated debt, other preferred stock, and a portion of the loan loss reserves (not to exceed 1.25% of risk-weighted assets). The Bank anticipates maintaining capital at a level sufficient to be classified as “well capitalized” pursuant to the Federal Reserve guidelines.
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
As of December 31, 2006, the Bank was considered “well-capitalized” and exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 11.3%, a Tier 1 risk-based capital ratio of 9.0% and a leverage ratio of 7.5%. As a result of the Corporation’s equity offering in the second half of 2000, the Bank, on January 2, 2001, issued $1,500,000 of subordinated debt to the Corporation. This debt is treated as Tier 2 capital (subject to certain limitations) for the Bank’s risk-based capital calculations. Also, as a result of the Company’s equity offering in 2004, as of December 31, 2006, the Company has approximately $500,000 available to invest in the Bank as the Bank needs additional capital. During 2005, the Company downstreamed $400,000 to the Bank as capital. No funds were downstreamed from the Holding Company to the Bank to maintain capital adequacy requirements during 2006.
The Bank has grown rapidly in its eight-year history, and continued rapid growth will require it to consider capital strategies to support that growth. The Company has a $4,000,000 line of credit through an unaffiliated financial institution, with up to $1,000,000 for the purpose of providing additional capital to the Bank as needed, and up to $3,000,000 for liquidity purposes. By the Company borrowing against the line of credit and then investing the funds into the Bank as capital, the Bank is able to manage its capital ratios. The interest rate on the line is variable, at 0.75% below the prime rate and the line is secured by 100% of the stock of the Bank. There are certain covenants on the line relating to the Company’s and the Bank’s operating performance and capital status. As of December 31, 2006 and December 31, 2005, the Company and the Bank were in compliance with all covenants. The Company did not borrow against the line of credit during 2006 or 2005. As of December 31, 2006 and December 31, 2005 the balance on the line of credit was zero. Other capital-raising strategies that the Company could consider in the future include issuing trust preferred securities, selling more common stock or issuing subordinated debt at the Bank level.

Dividends. Ohio law and FRB provisions prohibit the Bank, without the prior approval of both the Division and the FRB, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. Accordingly, the Bank will have approximately $2,109,000, plus its net income in 2007, available to be paid as dividends to the Company. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2006.
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
Federal Home Loan Bank. The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, the Bank must maintain an investment in the capital stock of an FHLB in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank’s residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB.
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
Fiscal and Monetary Policies. The Bank’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Bank is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the FRB can have a material effect on the earnings of the Bank.
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

The information on pages 38-41 of the Company’s 2006 Annual Report to Shareholders under the caption “Net Interest Income” of “Management’s Discussion and Analysis” is incorporated by reference.

II.	INVESTMENT PORTFOLIO

The estimated fair values of securities available for sale at December 31, 2006 and 2005 are as follows:

		Gross	Gross	Weighted
	Fair	Unrealized	Unrealized	Average
	Value	Gains	Losses	Yield
2006
U.S. Government sponsored agencies	$2,018,404	$—	$(6,596)	4.85%
Mortgage-backed	4,470,140	22,847	(10,163)	5.24%
Municipal	4,476,239	25,787	(9,811)	5.54	%(1)

	$10,964,783	$48,634	$(26,570)	5.29%

2005
U.S. Government sponsored agencies	$1,012,221	$—	$(10,954)	4.11%
U.S. Treasury	4,901,067	—	—	4.28%
Mortgage-backed	772,822	620	(12,564)	4.38%
Municipal	615,267	—	(17,613)	4.79	%(1)

	$7,301,377	$620	$(41,131)	4.31%

Maturities of Investment Securities

	Due in one		Due in one		Due in five		Greater
	year or less		to five years		to ten years		than ten years
		Weighted Average		Weighted Average		Weighted Average		Weighted Average
	Amount	Yields	Amount	Yields	Amount	Yields	Amount	Yields
U.S. Government sponsored agencies	$520,910	4.11%	$997,494	5.05%	$500,000	5.25%	$—	—
Mortgage-backed	—	—	—	—	202,441	5.04	4,267,699	5.26%
Municipal	—	—	202,780	4.99 (1)	1,197,133	5.39 (1)	3,076,326	5.64 (1)

	$520,910	4.11%	$1,200,274	5.04%	$1,899,574	5.31%	$7,344,025	5.42%

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

(1)	Fully tax-equivalent based on federal income tax structure applicable at December 31, 2006.
III.	LOAN PORTFOLIO
A.	Types of Loans — Total loans on the balance sheet are comprised of the following classifications at December 31, 2006 and 2005.

	2006	2005
Commercial	$97,772,133	$98,225,073
Home equity lines of credit	7,860,647	9,589,660
Residential mortgage and construction	1,226,016	917,565
Consumer installment	3,261,615	2,108,230
Credit card and other	28,833	348,827

	$110,149,244	$111,189,355

Concentrations of Credit Risk: Western Reserve Bank grants commercial, residential real estate mortgage and installment loans to businesses and individuals mainly in Medina, Cuyahoga and contiguous counties in Ohio. Commercial loans include loans collateralized by business assets. At December 31, 2006, commercial loans secured by real estate make up approximately 62.5% of the loan portfolio. Other commercial loans to businesses

III.	LOAN PORTFOLIO (Continued)

comprise 26.3% of total loans, and are expected to be repaid from cash flows from operations of the businesses. Variable rate home equity lines of credit make up approximately 7.1% of the loan portfolio and are collateralized by residential real estate. Residential mortgage and construction loans are 1.1% of the loan portfolio and are secured primarily by first mortgages on residential property. Installment loans to individuals and other loans make up approximately 3.0% of the loan portfolio and are primarily collateralized by consumer assets or are unsecured. At December 31, 2006, approximately 0.6% of the Bank’s total loan portfolio was unsecured.

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates — The following table shows the maturity distribution and sensitivity to changes in interest rates of loans outstanding as of December 31, 2006. Fixed rate loans are presented based on their maturity date, and variable rate loans with floating or adjustable interest rates are included based on their earliest repricing opportunity.
Loan Maturities and Sensitivity to Changes in Interest Rates

	Within	One to	After
	one year	five years	five years	Total
Commercial	$48,234,505	$48,741,116	$796,512	$97,772,133
Home equity lines of credit	7,860,647	—	—	7,860,647
Residential mortgage and construction	533,766	474,774	217,476	1,226,016
Consumer installment	2,918,273	250,668	92,674	3,261,615
Credit card and other	28,629	—	204	28,833

	$59,575,820	$49,466,558	$1,106,866	$110,149,244

Of the loans due after one year, approximately $36,368,000 have variable interest rates, and $14,206,000 have fixed interest rates.
C.	Risk Elements
1.	Nonaccrual, Past Due, Restructured and Impaired Loans — The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31.

	2006	2005
(a) Loans accounted for on a nonaccrual basis	$1,698,377	$1,011,879
(b) Accruing loans which are contractually past due 90 days or more as to interest or principal payments	—	—
(c) Loans not included in (a) or (b) which are “Troubled Debt Restructurings” as defined by Statement of Financial Accounting Standards No. 15	—	—
(d) Other loans defined as “impaired”	—	—

	$1,698,377	$1,011,879

Percentage of allowance to non-performing loans	94%	152%

Management believes the allowance for loan losses at December 31, 2006 is adequate to absorb probable losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on loss experience of comparable companies, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

III. LOAN PORTFOLIO (Continued)

2006
Gross interest income that would have been recorded in 2006 on nonaccrual loans outstanding at December 31, 2006 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period	$100,600

Interest income actually recorded on nonaccrual loans and included in net income for the period	—

Interest income not recognized during the period	$100,600
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

As of December 31, 2006, in addition to the $1,698,377 of loans reported under Item III, C.1., there are no other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C.1 at some future date. There were no loans classified for regulatory purposes as loss, doubtful or substandard that have not been disclosed in Section 1 above.

3.	Foreign Loans Outstanding

None

4.	Loan Concentrations

As of December 31, 2006, commercial loans to entities classified as real estate holding companies comprise approximately $27,167,000, or 24.7% of the total loan portfolio. However, this category includes a significant proportion of loans for buildings that are owner-occupied, and that are classified as real estate holding companies solely because the owner of the operating company has formed a real estate holding company for the single purpose of owning the building that they then lease to their operating company.
D.	Other Interest-Bearing Assets

There are no other interest-bearing assets as of December 31, 2006 that would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

IV. SUMMARY OF LOAN LOSS EXPERIENCE
A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2006	2005
Loans
Loans outstanding at end of period	$110,149,244	$111,189,355

Average loans outstanding during period	$112,385,151	$110,035,638

Allowance for loan losses
Balance at beginning of period	$1,541,654	$1,605,933

Loans charged-off
Commercial	47,264	83,971
Home equity lines of credit	96,656	—
Residential mortgage and construction	—	—
Consumer installment	—	—
Credit card	4,961	—

	148,881	83,971

Recoveries of loans previously charged-off
Commercial	235,674	1,881
Residential mortgage and construction	—	—
Consumer installment	—	—
Credit card	—	—

	235,674	1,881

Net loans charged-off (recovered)	(86,794)	82,090
Provision (credit) for loan losses	(40,230)	17,811

Balance at end of period	$1,588,217	$1,541,654

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.08)%	0.07%

The allowance for loan losses balance and the provision for loan losses are judgmentally determined by management based upon periodic reviews of the loan portfolio. In addition, management considers the level of charge-offs on loans as well as the fluctuations of charge-offs and recoveries on loans including the factors which caused these changes. Estimating the risk of loss and the amount of loss is inherently subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently probable based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values and other factors and estimates which are subject to change over time.

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

			Percentage of Loans in
			Each Category to
	Allowance Amount		Total Loans
	2006	2005	2006	2005
Commercial	$1,510,114	$1,414,537	88.8%	88.4%
Home equity lines of credit	39,104	77,798	7.1	8.6
Residential mortgage & construction	4,624	2,753	1.1	0.8
Installment and credit card loans to individuals	34,299	46,522	3.0	2.2
Unallocated	76	44	0.0	0.0

Total	$1,588,217	$1,541,654	100.0%	100.0%

IV. SUMMARY OF LOAN LOSS EXPERIENCE (Continued)
While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.
V.	DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the year ended December 31:

	2006		2005
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$14,004,469	0.00%	$12,509,668	0.00%
Interest bearing demand deposits	7,011,898	1.00	6,559,063	0.78
Savings and money market accounts	52,889,525	4.31	39,881,658	2.77
Certificates of deposit and IRAs	44,604,064	4.04	48,674,531	3.42

	$118,509,956	3.50	$107,624,920	2.62

At December 31, 2006, the Bank had $17,397,540 of time certificates of deposit of $100,000 or more outstanding. Remaining maturities of these time deposits are as follows:

Three months or less	$5,147,851
Over three through six months	2,442,194
Over six through twelve months	4,068,476
Over twelve months	5,739,019

$17,397,540

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2006	2005
Average total assets	$134,805,000	$122,439,000
Average shareholders’ equity	$12,223,000	$11,072,000
Net income	$1,151,166	$960,718
Return on average total assets	0.85%	0.78%
Return on average shareholders’ equity	9.42%	8.68%
Cash dividends declared	$0.00	$0.00
Dividend payout percentage	n/a	n/a
Average shareholders’ equity to average total assets	9.07%	9.04%
VII.	SHORT-TERM BORROWINGS

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
The leases described above have a primary term of ten years with options for two five-year extensions. The annual lease payment was $250,246 for 2006 and $245,368 for 2005, and is subject to increases each subsequent year. The facility is leased under an operating lease from a member of the Board of Directors. Refer to Note 5 on pages 19-20 of the Company’s 2006 Annual Report to Shareholders (incorporated herein by reference) for additional discussion about the lease.
On October 4, 2004, the Company opened a second full-service facility located at 8751 Brecksville Road, Brecksville, Ohio. The Bank entered into an operating lease agreement with an unrelated entity for approximately 5,600 square feet of space for this location. The lease is for a term of ten years beginning October 1, 2004, with two five-year renewal options. Rent for 2006 was $154,712 and $151,678 for 2005, with a provision for annual increases of two percent.
The Bank occupies a small office inside Western Reserve Masonic Community, a retirement community at 4931 Nettleton Road, Medina. The Bank also occupies a small office inside Summerville at Camelot (formerly Camelot Place), an assisted living facility located at 49 Leisure Lane, Medina. The Bank operates a full-service, limited-hours branch at each location. Rent for both offices is de minimis.
Item 3. Legal Proceedings
The Company is not aware of any legal proceedings against it or the Bank.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2006.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
The Company’s Common Stock was held by approximately 512 holders of record as of December 31, 2006. During 2005, the Company enlisted the services of Howe Barnes Investments to begin making a market in the Company’s shares of stock. Howe Barnes Investments is a ninety year old Chicago based investment firm that specializes in the research and trading of small and medium sized community bank stocks. The Company’s shares are quoted on the OTC “Pink Sheets” under the symbol WRBO. To date there has been no regular and liquid market for the common stock, and there can be no assurance that a regular and liquid trading market will develop in the foreseeable future although management believes the arrangement with Howe Barnes Investments will provide shareholders with improved liquidity of their shares. The Company declared a five-for-four stock split as of September 22, 2006 for shareholders of record as of September 5, 2006. A total of 114,270 new shares were issued and cash of $4,803 was paid for 141 fractional shares. The high and low bid information in the table below has been compiled from NASDAQ.com and has been adjusted for the five-for-four stock split. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

2006	High	Low
Fourth quarter	$31.00	$30.10
Third quarter	$30.00	$30.00
Second quarter	$29.60	$29.60
First quarter	$26.40	$25.40

2005	High	Low
Fourth quarter	$25.60	$24.00
Third quarter	$24.40	$24.00
Second quarter	$24.40	$24.00
First quarter	$24.00	$24.00
The Company filed a Registration Statement on Form 8-A with the SEC on April 28, 2005 to register its common shares under Section 12(g) of the 1934 Act.
The Company has a nonqualified stock option plan, the Western Reserve Bancorp, Inc. 1998 Stock Option Plan, as Amended. All participants of the Plan are Ohio residents. In December 2006, options to purchase 1,000 shares of stock were exercised by a director at $17.60 per share.
The shares were issued in reliance upon Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated thereunder. Because of the requirements of Rule 147, the shares issued under the Plan cannot be sold outside of the State of Ohio for nine (9) months after issuance.
No cash or other dividends were declared or paid since the Company’s inception on February 25, 1997. The Company expects that all Company and Bank earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, the Company will probably be largely dependent upon dividends paid by the Bank for funds to pay dividends on the Common Stock. It is also possible, however, that the Company could pay dividends in the future generated from investment income and other activities of the Company. As part of the conditions for renewal of a line of credit with another financial institution described in Note 7 on page 21 of the Company’s 2006 Annual Report to Shareholders, the Company may, over the life of the loan agreement, declare or pay dividends subject to an aggregate limit of $100,000.
Under Ohio law, the Bank will be restricted as to the maximum amount of dividends it may pay on its Common Stock. For additional discussion regarding dividend restrictions, please refer to the discussion regarding Supervision and Regulation in Part I of this Form 10-KSB.

Item 6. Management’s Discussion and Analysis and Results of Operations
The information on pages 34-46 of the Company’s 2006 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis” is incorporated by reference.
Item 7. Financial Statements
The following financial statements and related notes from the 2006 Annual Report to Shareholders are incorporated by reference:

Annual Report
Page No.
Report of Independent Registered Public Accounting Firm	3
Consolidated Balance Sheets	4
Consolidated Statements of Income	5
Consolidated Statements of Changes in Shareholders’ Equity	6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8-32
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 8A. Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Western Reserve Bancorp, Inc.’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(d) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Western Reserve Bancorp, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 8B. Other Information
None.
PART III
Item 9. Directors, Executive Officers and Corporate Governance
A.	Directors. The information on pages 11-12 of the Company’s Proxy Statement under the caption “Election of Directors” is incorporated by reference.

B.	Executive Officers. The information on page 16 of the Company’s Proxy Statement under the caption “Summary Compensation Table” is incorporated by reference.

C.	Family Relationships. None.

D.	Involvement in Certain Legal Proceedings. None.

E.	Audit Committee Financial Expert. The Company’s Board of Directors has determined that C. Richard Lynham, Chairman of the Audit Committee, is a “financial expert” as defined under the regulations promulgated under the Sarbanes-Oxley Act and is “independent” defined under Rule 4200 of the National Association of Securities Dealers (“NASD”) Marketplace Rules.

F.	Identification of the Audit Committee. The information on pages 7-8 of the Company’s Proxy Statement under the caption “Board Structure and Committees” is incorporated by reference.
Code of Ethics. As noted above in Part I, Item 1, the Company has adopted a Code of Ethics and Business Conduct applicable to the Company’s Chief Executive Officer, the Chief Financial Officer, the principal accounting officer and other senior financial officers performing accounting, auditing, financial management or similar functions. A copy of the Code of Ethics and Business Conduct is available free of charge upon request. Shareholders desiring a copy of the Code should address written requests to Ms. Cynthia A. Mahl, Senior Vice President, Chief Financial Officer and Secretary, Western Reserve Bancorp, Inc., 4015 Medina Road, P.O. Box 585, Medina, Ohio 44258-0585. A copy of the Company’s Code is available on the Company’s website at www.westernreservebank.com.
Item 10. Executive Compensation
The information on pages 16-18 of the Proxy Statement under the caption “Executive Compensation” is incorporated by reference.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information on pages 14-15 of the Proxy Statement, under the caption “Beneficial Ownership” is incorporated by reference.
The information on page 11 of the Proxy Statement under the caption “Election of Directors” is incorporated by reference.
The information on page 13 of the Proxy Statement under the caption “Amendment to the Articles of Incorporation to Increase the Number of Authorized Shares of the Corporation’s Common Stock” is incorporated by reference.
The Company has a nonqualified stock option plan that provides for up to 125,000 shares of the Company’s common stock to be available for grant to officers, employees, directors and others. The exercise price is at least the market price at date of grant. The maximum option term is ten years, and options generally vest over three years as follows: 25% one year from the grant date, 50% after two years, and 100% after three years. As of December 31, 2006, the following equity securities are authorized for issuance under the plan:
Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options,warrants and	outstandingoptions,	securities reflected in
	rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	n/a	0
Equity compensation plans not approved by security holders	113,136	$18.53	9,172
Total	113,136	$18.53	9,172
The Plan provides for adjustment of the number of shares in the event the outstanding shares of stock of the Company are changed into or exchanged for a different number or kind of shares by reason of any merger, consolidation, reorganization, recapitalization, combination, stock split or stock dividend.

Item 12. Certain Relationships and Related Transactions
The information on page 20 of the Proxy Statement under the caption “Transactions with Related Persons, Promoters and Certain Control Persons “ is incorporated by reference. The Company has determined that the following members of its Board of Directors qualify as “independent” under Rule 4200(a)(15) of the NASDAQ Marketplace Rules: Roland H. Bauer, Bijay K. Jayaswal, Ray E. Laribee, C. Richard Lynham, R. Hal Nichols, Rory H. O’Neil, Glenn M. Smith and Thomas A. Tubbs.
Item 13. Exhibits
The Exhibit Index that immediately follows the signature page to this Form 10-KSB is incorporated by reference. The exhibits required to be filed with this Form 10-KSB are included with this Form 10-KSB and are located immediately following the Exhibit Index to this Form 10-KSB.
Item 14. Principal Accountant Fees and Services
The information on page 19 of the Proxy Statement under the caption “Audit Fees” is incorporated by reference.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2007.

WESTERN RESERVE BANCORP, INC.
By:	/s/ Edward J. McKeon
Edward J. McKeon, President, Chief
Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 29, 2007.

/s/ Edward J. McKeon
/s/ P.M. Jones	Edward J. McKeon, President, Chief
P.M. Jones, Chairman of the Board	Executive Officer and Director

/s/ Roland H. Bauer	/s/ Bijay K. Jayaswal
Roland H. Bauer, Director	Bijay K. Jayaswal, Director

/s/ Ray E. Laribee	/s/ C. Richard Lynham
Ray E. Laribee, Director	C. Richard Lynham, Director

/s/ R. Hal Nichols	/s/ Rory H. O’Neil
R. Hal Nichols, Director	Rory H. O’Neil, Director

/s/ Michael R. Rose	/s/ Glenn M. Smith
Michael R. Rose, Director	Glenn M. Smith, Director

/s/ Cynthia A. Mahl
/s/ Thomas A. Tubbs	Cynthia A. Mahl, Senior Vice President
Thomas A. Tubbs, Director	and Principal Financial and Accounting Officer

WESTERN RESERVE BANCORP, INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)

3.2	Code of Regulations of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)

4	Legend Placed on Certificates Representing Shares Issued pursuant to an exemption from registration under Section 3(a)(11) of the Securities Act and Rule 147 thereunder

10.1	Employment Agreement of Edward J. McKeon, Dated December 15, 2005. (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 19, 2005)

10.2	Lease Agreement by and between Michael Rose DBA Washington Properties and Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 31, 1999)

10.3	Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of April 20, 2000 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 13, 2000)

10.4	Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)

10.5	Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)

10.6	Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May 5, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)

10.7	Western Reserve Bank Supplemental Executive Retirement Plan, Amended and Restated as of December 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 27, 2006)

10.8	Western Reserve Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2003)

10.9	Lease Agreement by and between Western Reserve of Brecksville, LLC and Western Reserve Bank (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2005)

10.10	First amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on May 16, 2005)

10.11	Second amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 30, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 15, 2005)

10.12	Western Reserve Bancorp, Inc. and Western Reserve Bank Incentive Compensation Plan, Amended and Restated as of January 18, 2007

10.13	Third amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 20, 2006 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2006)

Exhibit No.	Description of Exhibits
11	Statement re: Computation of Per Share Earnings (incorporated by reference to page 32 of the Company’s 2006 Annual Report to Shareholders)

13	2006 Annual Report to Shareholders (Except for sections incorporated by reference into this Form 10-KSB, the Annual Report to Shareholders shall not be deemed to be “filed” with the Commission.)

14	Western Reserve Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2004)

21	Subsidiary of Western Reserve Bancorp, Inc.

23	Consent of Crowe Chizek and Company LLC

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer