Form 10QSB
period 2007-03-31
WESTERN RESERVE BANCORP INC
filed 2007-05-14
CIK 1051473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2007

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
575,502 common shares
(number of shares outstanding as of May 3, 2007)
Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☑

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
Quarter ended March 31, 2007

		Page
PART I—Financial Information

ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3

	Consolidated Statements of Income for the three months ended March 31, 2007 and 2006	4

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2007 and 2006	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006	6

	Notes to Consolidated Financial Statements	7

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3	CONTROLS AND PROCEDURES	27

PART II—Other Information		28

SIGNATURES		31
EX-4
EX-31.1
EX-31.2
EX-32.1
EX-32.2

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Mar. 31,	Dec. 31,
	2007	2006
Assets
Cash and due from financial institutions	$1,846,007	$2,923,863
Federal funds sold and other short-term funds	15,272,387	15,172,614

Cash and cash equivalents	17,118,394	18,096,477

Interest-bearing deposits in other banks	—	2,200,000
Securities available for sale	10,825,272	10,964,783
Restricted stock	568,800	568,800
Loans	115,794,469	110,149,244
Allowance for loan losses	(1,626,316)	(1,588,217)

Loans, net	114,168,153	108,561,027

Premises and equipment, net	1,299,880	1,237,761
Bank owned life insurance	1,104,278	1,092,473
Foreclosed assets	265,000	265,000
Accrued interest receivable and other assets	1,219,773	1,129,092

Total Assets	$146,569,550	$144,115,413

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$14,256,950	$16,115,340
Interest-bearing	115,330,206	111,143,783

Total deposits	129,587,156	127,259,123
Federal Home Loan Bank advances	3,500,000	3,500,000
Accrued interest payable and other liabilities	335,537	424,897

Total Liabilities	133,422,693	131,184,020

Shareholders’ Equity
Common stock, without par value, $1 stated value:
750,000 shares authorized; 573,502 and 573,277 shares issued and outstanding as of March 31, 2007 and December 31, 2006	573,502	573,277
Additional paid-in capital	9,580,081	9,572,861
Retained earnings	2,990,648	2,770,693
Accumulated other comprehensive income	2,626	14,562

Total Shareholders’ Equity	13,146,857	12,931,393

Total Liabilities and Shareholders’ Equity	$146,569,550	$144,115,413

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended March 31,
	2007	2006
Interest and dividend income
Loans, including fees	$2,225,539	$2,123,273
Securities:
Taxable	82,592	70,214
Tax exempt	43,031	5,237
Dividends on restricted stock	8,390	7,711
Federal funds sold and other short-term funds	194,176	59,349

	2,553,728	2,265,784

Interest expense
Deposits	1,203,141	884,803
Borrowings	31,303	31,303

	1,234,444	916,106

Net interest income	1,319,284	1,349,678
Provision (credit) for loan losses	(4,600)	(130,600)

Net interest income after provision for loan losses	1,323,884	1,480,278
Noninterest income
Service charges on deposit accounts	35,154	42,230
Net gains on sales of loans	13,453	—
Other	36,690	39,219

	85,297	81,449

Noninterest expense
Salaries and employee benefits	532,345	536,214
Premises and equipment, net	215,024	200,157
Marketing and advertising	27,638	21,005
Data processing	86,493	82,928
Professional fees	86,959	73,055
Taxes other than income and payroll	36,128	32,446
Community and shareholder relations and contributions	22,414	26,802
Supplies, printing and postage	18,808	18,512
Other	73,151	58,469

	1,098,960	1,049,588

Income before income taxes	310,221	512,139
Income tax expense	90,267	172,601

Net income	$219,954	$339,538

Average shares outstanding (basic)	573,280	571,666

Average shares outstanding (diluted)	602,676	592,531

Basic earnings per share	$0.38	$0.59

Diluted earnings per share	$0.36	$0.57

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
	2007	2006
Net income	$219,954	$339,538
Other comprehensive income (loss), net of tax:
Unrealized gains/(losses) on securities arising during the period	(11,936)	(8,573)

Comprehensive income	$208,018	$330,965

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$219,954	$339,538
Adjustments to reconcile net income to net cash from operating activities:
Provision (credit) for loan losses	(4,600)	(130,600)
Depreciation	46,407	42,550
Net amortization (accretion) of securities	(3,945)	(52,431)
Stock-based compensation	364	733
Loans originated for sale	(518,000)	—
Proceeds from sales of loan originations	531,453	—
Gains on sales of loans	(13,453)	—
Federal Home Loan Bank stock dividends	—	(4,100)
Increase in cash surrender value of life insurance	(11,805)	(5,685)
Net change in other assets and other liabilities	(173,890)	1,575

Net cash from operating activities	72,485	191,580

Cash flows from investing activities
Available for sale securities:
Maturities, repayments and calls	125,369	43,125
Net decrease in interest-bearing deposits in other banks	2,200,000	—
Net (increase) decrease in loans	(5,602,526)	(1,860,383)
Purchases of premises and equipment	(108,526)	(6,710)

Net cash from investing activities	(3,385,683)	(1,823,968)

Cash flows from financing activities
Net increase in deposits	2,328,033	1,552,898
Proceeds from issuance of common stock under Employee Stock Purchase Plan	7,082	5,931

Net cash from financing activities	2,335,115	1,558,829

Change in cash and cash equivalents	(978,083)	(73,559)
Cash and cash equivalents at beginning of period	18,096,477	7,343,006

Cash and cash equivalents at end of period	$17,118,394	$7,269,447

Supplemental cash flow information:
Interest paid	$1,273,819	$979,256
Income taxes paid	50,000	50,000
See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
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
Cash Equivalents: Cash and cash equivalents include cash, deposits with other financial institutions with no stated maturity or a maturity under 90 days and federal funds sold. Net cash flows are reported for loan and deposit transactions, other assets and other liabilities and short term borrowings.
Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and related disclosures, and future results could differ. The allowance for loan losses, benefit plan accruals and the fair value of other financial instruments are particularly subject to change.
Stock Split: All share and per share amounts have been adjusted to reflect a five-for-four stock split as of September 22, 2006 for shareholders of record as of September 5, 2006. A total of 114,270 new shares were issued and cash of $4,802 was paid for 141 fractional shares.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. It is the opinion of management that all adjustments necessary for a fair presentation have been made and that all adjustments were of a normal recurring nature. The Annual Report of the Company for the year ended December 31, 2006 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.
Earnings per Common Share: Basic earnings per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings per share are computed as follows:

	Three months ended March 31,
	2007	2006
Numerator:
Net income	$219,954	$339,538

Denominator:
Denominator for basic earnings per share—weighted average shares	573,280	571,666
Effect of dilutive securities:
Nonqualified stock options	29,396	20,865

Denominator for diluted earnings per share	602,676	592,531

Basic earnings per share	$0.38	$0.59

Diluted earnings per share	$0.36	$0.57

Stock options for 4,007 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive for the three-month period ended March 31, 2007. Stock options for 12,021 shares of common stock were not considered in computing diluted earnings per common share for the three-month period ended March 31, 2006 as these shares were also antidilutive.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Company-Owned Life Insurance: The Company has purchased life insurance policies on three key executives. Company-owned life insurance is recorded at its cash surrender value which represents the amount that can be realized.
Reclassifications: For comparative purposes, certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.
Adoption of New Accounting Pronouncements: The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements. The Company and its subsidiaries are subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007.
Effect of Newly Issued But Not Yet Effective Accounting Standards: In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement.” This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. At March 31, 2007, the Company owned no life insurance policies subject to endorsement split-dollar life insurance arrangements. Thus, management does not believe that the adoption of EITF Issue No. 06-4 will have a material impact on the Company’s financial statements.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Management does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of adoption of this standard. However, management does not anticipate that the adoption of this standard will have a material impact on the Company’s financial statements.
NOTE 2 — LOANS
Loans at March 31, 2007 and December 31, 2006, were as follows:

	March 31,	December 31,
	2007	2006
Commercial real estate	$68,386,743	$66,570,136
Commercial business	32,384,621	28,987,234
Commercial construction	1,753,185	2,214,763
Home equity lines of credit	7,383,175	7,860,647
Residential mortgage and construction	858,908	1,226,016
Consumer installment	4,999,195	3,261,615
Other	28,642	28,833

	$115,794,469	$110,149,244

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
NOTE 2 — LOANS (continued)
Activity in the Allowance for Loan Losses for the three months ended March 31, 2007 and 2006 was as follows:

	Three months ended March 31,
	2007	2006
Beginning balance	$1,588,217	$1,541,654
Loans charged off	—	—
Recoveries	42,699	195,000
Provision (credit) for loan losses	(4,600)	(130,600)

Ending balance	$1,626,316	$1,606,054

At March 31, 2007 and December 31, 2006, loans totaling $1,726,343 and $1,698,377 were in nonaccrual status. There were no other loans more than 90 days past due. Impaired loans totaled $1,726,343 at March 31, 2007 and $1,698,377 at December 31, 2006.
NOTE 3 — DEPOSITS
Deposits at March 31, 2007 and December 31, 2006, were as follows:

	March 31,	December 31,
	2007	2006
Noninterest-bearing demand	$14,256,950	$16,115,340
Interest-bearing demand	6,226,294	7,859,550
Market Rate Savings	66,632,302	58,528,182
Time under $100,000	25,581,893	26,049,710
Time $100,000 and over	16,889,717	18,706,341

	$129,587,156	$127,259,123

At March 31, 2007, the Bank had approximately $8,616,481 in national market certificates of deposit, primarily in amounts of $99,000. As of December 31, 2006, the Bank had approximately $9,605,366 in national market certificates of deposit.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
NOTE 4—FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At March 31, 2007 and December 31, 2006, advances from the Federal Home Loan Bank were as follows:

	March 31,	December 31,
	2007	2006

Maturing March 2009, fixed rate advance at 3.25%	$2,500,000	$2,500,000
Maturing April 2010, fixed rate advance at 4.57%	1,000,000	1,000,000

	$3,500,000	$3,500,000

Interest is payable monthly, and the advances are payable at the maturity date, with prepayment penalties for early payment. The advances are collateralized by approximately $5,110,000 of loans secured by first mortgages on 1-4 family residential properties and $324,500 of FHLB stock under a blanket lien agreement. As of March 31, 2007, the Company’s available borrowing capacity with the FHLB was $13,222,000.
In 2003, the Company entered into a line of credit agreement with another financial institution to obtain funding to provide capital to the Bank as needed. The total amount was increased to $4,000,000, with up to $1,000,000 for the purpose of providing additional capital to the Bank as needed, and up to $3,000,000 for liquidity purposes. The interest rate on the line is variable, at 0.75% below the prime rate. The line is secured by 100% of the stock of the Bank. In July 2006, the line was renewed and modified, with a new maturity of June 30, 2008.
As of March 31, 2007, and December 31, 2006 the balance on the line of credit was zero. The Company did not borrow against the line of credit during 2006 or during the first three months of 2007.
The Company has the ability to borrow under various other credit facilities that totaled $21,733,000 at March 31, 2007. Of this amount, $875,000 is available for short-term borrowing under an unsecured federal funds line through a correspondent bank at overnight borrowing rates, $7,636,000 is on lines secured by the Company’s unpledged securities and $13,222,000 is available at market rates that would vary based on the term of each borrowing, and would be secured by the Company’s securities or real estate loans.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
NOTE 5 — STOCK COMPENSATION PLAN
The following is the stock option activity for the periods indicated:

	Three months ended		Three months ended
	March 31, 2007		March 31, 2006
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of period	113,136	$18.53	114,140	$18.52
Forfeited	—	—	—	—
Exercised	—	—	—	—
Granted	—	—	—	—

Options outstanding, end of period	113,136	$18.53	114,140	$18.52

Options exercisable, end of period	112,277	$18.48	112,578	$18.46

The aggregate intrinsic value is defined as the difference between the price of the Company’s stock as of March 31, 2007 and the exercise price of the option. The aggregate intrinsic value of all options outstanding at March 31, 2007 was $1,469,537. The aggregate intrinsic value of all options exercisable at March 31, 2007 was $1,463,641.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2007
OVERVIEW
The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at March 31, 2007, to that of December 31, 2006, and the results of operations for the three months ended March 31, 2007 and 2006. You should read this discussion in conjunction with the interim financial statements and footnotes included herein.
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
FINANCIAL CONDITION
Assets
Total assets as of March 31, 2007 increased 1.7% to $146,570,000, compared with $144,115,000 at December 31, 2006.
The primary reason for the growth in total assets was an increase in loans. Loans increased $5,645,000 or 5.1%, to $115,794,000, compared with $110,149,000 at December 31, 2006.
As of March 31, 2007, there were approximately $2,025,000 of securities of U.S. government-sponsored enterprises, $4,443,000 of mortgage-backed securities and $4,460,000 of tax-exempt municipal bonds in the available-for-sale securities portfolio. There were unrealized gains (net of unrealized losses) of $4,000 in the available-for-sale securities portfolio as of March 31, 2007. Maturities of securities of U.S. government-sponsored enterprises generally are of a short-term nature, between three to five years, and municipal bonds generally have maturities of a longer-term, not to exceed fifteen years.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2007
FINANCIAL CONDITION (continued)
Total loans at March 31, 2007, were $115,794,000, an increase of 5.1% when compared to $110,149,000 at December 31, 2006. Most of the net loan growth in the first three months of 2007 was in the commercial loan sector. This growth was mainly attributable to commercial business loans and commercial real estate loans, which increased approximately $3,397,000 and $1,817,000, respectively, offset by a decrease in commercial construction loans of approximately $462,000. Also contributing to loan growth was an increase in consumer installment and other loans, which increased from $3,290,000 as of December 31, 2006 to $5,028,000 as of March 31, 2007.
As of March 31, 2007, commercial loans totaled $102,524,000, or 88.5% of total loans. Home equity lines and residential real estate loans totaled $8,242,000, or 7.1% of total loans as of March 31, 2007. As of March 31, 2007, consumer and other loans totaled $5,028,000, or 4.4% of the loan portfolio.
The Company’s loan-to-deposit ratio increased to 89.4% as of March 31, 2007, compared to 86.5% at December 31, 2006, mainly as a result of the increase in loans. This increase in loans was also responsible for the increase in the Company’s loan-to-assets ratio, from 76.4% at December 31, 2006 to 79.0% at March 31, 2007. Although management anticipates that the loan-to-deposit ratio for 2007 will reach 90% to 95% and the loan-to-assets ratio will be approximately 80% to 85%, these expected ranges may not be reached due to an extremely competitive commercial lending environment and management’s reluctance to enter into lending arrangements which could adversely impact the Company’s long-term growth and pricing strategies.
Of the total loans at March 31, 2007, approximately $94,615,000 or 81.7% are at a variable rate of interest, and $21,180,000 or 18.3% are fixed rate. Including scheduled principal repayments, approximately $65,539,000, or 56.6%, of loans mature or are scheduled to reprice within twelve months. Only $1,142,000 of total loan principal matures or reprices in more than five years.
The Bank owns single-premium cash-surrender value life insurance policies on the Chief Executive Officer, Chief Lending Officer and the Chief Financial Officer. The Bank is the owner and sole beneficiary of these policies. These are tax-advantaged instruments in that the increases in cash surrender value and the eventual death benefit under the policies are not taxable income to the Bank. The income from these policies is intended to help offset the cost of providing a supplemental retirement plan for each executive. As of March 31, 2007, the total cash surrender value of all three policies was $1,104,000.
The Company has recorded $265,000 of Other Real Estate Owned, which represents the fair market value of the property reduced by management’s anticipated costs to market and sell the property.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2007
FINANCIAL CONDITION (continued)
Liabilities
Deposits increased to $129,587,000 at March 31, 2007, an increase of 1.8% over the $127,259,000 at December 31, 2006. Deposits at March 31, 2007 consisted of $14,257,000 or 11.0% in noninterest-bearing demand deposits, $6,226,000 or 4.8% in interest-bearing NOW accounts, $66,632,000 or 51.4% in variable-rate savings and money market accounts (known as Market Rate Savings Accounts) and $42,472,000 or 32.8% in time deposits.
Included in the time deposits total is $8,616,000 of national market CDs, primarily from other banks and credit unions, in increments of $99,000 or $100,000, with original terms ranging from eighteen months to five years, and rates ranging from 2.95% to 5.25%. As of March 31, 2007, the weighted average rate of these CDs was 4.06% and the weighted average remaining maturity was 14.1 months. At December 31, 2006, there was $9,605,000 in national market CDs. Although management believes these CDs were obtained at market rates at the time they were originated, they may be more vulnerable to price sensitivity than local deposits. Management has not been attempting to renew these deposits as they mature, as they are being replaced by the growth in local deposits.
Overall, management had expected deposits to continue to grow at a slower rate in 2007 than in 2006 at the Bank’s Brecksville location, however actual results as of March 31, 2007 have exceeded management’s expectations as Brecksville had a total of $36,661,000 in deposits, mostly in Market Rate Savings accounts, compared to $32,087,000 at December 31, 2007.
Please refer to Note 4 and the discussion beginning on page 23 of this report, under the caption “Liquidity and Capital Resources,” for additional information about the Company’s additional sources of funding.
Shareholders’ Equity
Total shareholders’ equity increased $215,000, to $13,147,000 at March 31, 2007, from $12,931,000 at December 31, 2006. This increase was a result of net income of $220,000 for the first three months of 2007, the issuance of common stock under the employee stock purchase plan totaling $7,000 and a decrease in the fair value of available-for-sale securities, net of tax, of $12,000.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2007
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED MARCH 31, 2007
Overview
Net income for the first three months of 2007 was down 35.2%, to $220,000, or $0.36 per diluted share, from the $340,000, or $0.57 per diluted share earned in the same period in 2006. The primary reason for this decrease was that the provision for loan losses as of March 31, 2006 reflected the impact of a large recovery of a significant loan loss from 2004 which did not reoccur at the same level for the first quarter of 2007. Additionally, the Company experienced a decrease in net interest income and an increase in noninterest expenses. The increase in noninterest expenses was mainly due to higher occupancy costs, professional fees and Federal Deposit Insurance Corporation (FDIC) insurance.
Net Interest Income
Net interest income declined for the first three months of 2007 over the comparable period of 2006. Net interest income was $1,319,000 for the period ending March 31, 2007, a decrease of 2.3%, compared to $1,350,000 earned in the same period of 2006.
The decrease in net interest income is mainly attributable to higher rates paid on deposits and higher interest-bearing deposit balances, especially Market Rate Savings accounts as well as new loans being made at lower rates which reflect the competitive factors in the Bank’s market area.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2007
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED MARCH 31, 2007
(continued)
The following table illustrates the average balances and annualized interest rates for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
($ in thousands)		2007			2006

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Loans	$112,694	$2,225	8.01%	$111,492	$2,123	7.72%
Investment securities-taxable	6,428	83	5.21%	6,707	71	4.25%
Investment securities-tax exempt	4,460	60	5.45%	633	7	4.49%
Restricted stock	569	8	5.98%	537	8	5.82%
Federal funds sold and other short-term funds	14,968	194	5.27%	5,463	59	4.45%

Total interest earning assets	139,119	2,570	7.49%	124,832	2,268	7.37%
Noninterest earning assets	4,581			3,570

Total Assets	$143,700			$128,402

Interest-bearing transaction accounts	$6,573	16	1.00%	$6,721	16	1.00%
Market rate savings	62,988	725	4.67%	46,871	437	3.78%
Certificate of deposit and IRAs	42,445	462	4.41%	46,033	432	3.80%
Borrowings	3,500	31	3.63%	3,500	31	3.63%

Total interest bearing liabilities	115,506	1,234	4.33%	103,125	916	3.60%

Noninterest bearing liabilities	15,202			13,508
Shareholders’ equity	12,992			11,769

Total Liabilities and Shareholders’ Equity	$143,700			$128,402

Net interest income		1,336			1,352
Tax equivalent adjustment		(17)			(2)

Net interest income per financial statements		$1,319			$1,350

Net yield on average earning assets			3.90%			4.39%

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2007
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED MARCH 31, 2007
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

	Three months ended
	March 31, 2007 vs. 2006
	Increase (Decrease) in
	Net Interest Income Due to
($ in thousands)	Volume	Rate	Net
Interest income:
Loans	$5	$97	$102
Investment securities-taxable	(3)	15	12
Investment securities-tax exempt	51	2	53
Restricted stock	—	—	—
Federal funds sold and other short-term funds	121	14	135

Total interest-earning assets	174	128	302

Interest expense:
Interest-bearing transaction accounts	—	—	—
Market rate savings accounts	(171)	(117)	(288)
Certificates of deposit and IRAs	35	(65)	(30)
Borrowings	—	—	—

Total interest-bearing liabilities	(136)	(182)	(318)

Change in net interest income	$38	$(54)	$(16)

Interest Income
Interest income increased 12.7% when comparing the three months ended March 31, 2007 with the same period of 2006.
Interest and fee income on loans for the first three months of 2007 was $2,554,000, up from $2,266,000 for the first three months of 2006. Interest and dividend income from securities and short-term funds increased to $328,000 through the first three months of 2007, from $143,000 in the same period in 2006. This increase in 2007 was primarily due to higher average balances in Federal funds sold and securities.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2007
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED MARCH 31, 2007
(continued)
Interest Expense
Interest expense increased 34.7% when comparing the three months ended March 31, 2007 with the same period of 2006.
Total interest expense was $1,234,000 for the first three months of 2007, compared to $916,000 in the same period of 2006. Interest on deposits increased 36.0%, to $1,203,000 in the first three months of 2007, from $885,000 in the same period last year. The increase in deposit interest expense was due to higher balances in interest-bearing deposits in addition to increases in the average interest rates paid on those deposits. Interest on borrowings was $31,000 for both periods presented.
Net Interest Margin
Both net interest income and net interest margin have declined, due mainly to the higher rates paid on deposits and higher interest-bearing deposit balances, especially Market Rate Savings accounts as well as new loans being made at lower rates. In the first three months of 2007, the net interest margin was 3.90%, down when compared with 4.39% in the first three months of 2006. For the quarter-ended December 31, 2006, the Company applied SAB 108 cumulative catch-up treatment for certain loan origination costs which had previously been expensed as incurred rather than deferred and amortized over the life of the loan. The impact of this catch-up adjustment for the first-quarter of 2006 would have been the recognition of approximately $13,000 of amortized deferred loan costs which would have resulted in a net interest margin of 4.35% as of March 31, 2006.
The yield on earning assets has continued to increase, reflecting overall interest rate increases and the scheduled repricing of existing loans. In the first three months of 2007, the yield on loans was 8.01%, up from 7.72% in the first three months of 2006.
In the first three months of 2007, the cost of interest-bearing deposits was 4.36%, up from 3.60% in the first three months of 2006. This increase also reflects overall interest rate increases and competitive factors present in the Bank’s market area. The overall cost of interest-bearing funds (deposits and borrowings) was 4.33% in the first three months of 2007, compared with 3.60% in the same period of 2006.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2007
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED MARCH 31, 2007
(continued)
Provision for Loan Losses
The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Company’s loan portfolio which have been incurred at the balance sheet date. In the event that management determines that the recorded allowance for loan losses exceeds management’s estimate of probable incurred credit losses, amounts previously provided for will be reversed, resulting in an increase to net income. The methodology used by management to perform this assessment is discussed in Critical Accounting Policies.
Consistent application of this methodology for the three months ended March 31, 2007 and 2006 resulted in a smaller reversal of the provision being recorded in the quarter ended March 31, 2007 compared to the quarter ended March 2006. During the first three months of 2007, $5,000 of amounts previously provided for were reversed compared to $131,000 reversed during the first three months of 2006. In the first quarter of 2007, recoveries totaling $40,000 were recorded on one loan that had been charged off in 2004. For the first quarter of 2006, the allowance for loan losses also benefited from recoveries totaling $195,000 that were recorded on the same loan.
At March 31, 2007 and December 31, 2006, loans totaling $1,726,000 and $1,698,000, respectively, were in nonaccrual status (i.e., on which no interest income is being recorded). $13,000 and $18,000 of the nonaccrual loans were guaranteed by the Small Business Administration as of March 31, 2007 and December 31, 2006.
Management’s determination of the appropriate level of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the probable loss experience of the Bank. Other factors considered include the composition of the loan portfolio, current economic conditions, the creditworthiness of the Bank’s borrowers and other related factors. The provision for loan losses has been impacted by the loan growth the Bank has experienced, as well as the effects of the loan portfolio maturing. Management and the Board believe the allowance for loan losses at March 31, 2007, is adequate to absorb probable incurred losses in the loan portfolio.
Noninterest Income
Total noninterest income for the first three months of 2007 was $85,000, up 4.7% from $81,000 for the same period in 2006.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2007
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED MARCH 31, 2007
(continued)
The primary reason for this increase was the gains on the sales of mortgage loans. Three mortgage loans totaling $518,000 were sold through the Federal Home Loan Bank of Cincinnati’s Mortgage Purchase Program during the first three months of 2007 for a total gain of $13,000. There were no commercial loans sold during the first three months of 2007 or 2006. Due to unfavorable pricing in the current, highly competitive commercial lending environment, the Company has not recently sold commercial loans in the secondary market.
Partially offsetting the increase of gains on sales of loans, service charges on deposit accounts decreased, from $42,000 year-to-date in 2006, to $35,000 for the same period of 2007, a decrease of 16.7%. The largest component of service charges on deposit accounts is non-sufficient fund (NSF) and overdraft charges which decreased from $28,000 as of March 31, 2006 to $20,000 for the comparable period of 2007.
“Other” noninterest income includes fee income related to the Bank’s ATM program and the increase in the cash surrender value of the three life insurance policies on the Company’s key executives. An increase in the cash surrender value of $12,000 was recorded for the first three months of 2007 compared to $6,000 for the same period of 2006.
Noninterest Expenses
Noninterest expenses were $1,099,000 for the first three months of 2007, an increase of 4.7% over the $1,050,000 for the same period of 2006. This increase is mainly attributable to an increase in occupancy expense and professional fees as well as higher FDIC insurance. As previously discussed, management recorded an entry in the fourth quarter of 2006 to defer estimated direct loan origination costs incurred since the beginning of the year in accordance with SAB 108. Approximately $14,000 of estimated direct loan origination costs, mainly compensation costs, would have been incurred in the first quarter of 2006, reducing salaries and employee benefits expense to $522,000. For the quarter ended March 31, 2007, salaries and employee benefits expense was reduced by approximately $17,000 of deferred loan compensation costs.
Total “other” noninterest expenses in the first three months of 2007 and 2006 consisted of the following:

	Three months ended
	March 31,
	2007	2006
Loan expenses	$28,000	$12,000
Insurance	20,000	12,000
Travel and entertainment	10,000	12,000
Telephone	6,000	6,000
Other	9,000	16,000

	$73,000	$58,000

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2007
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED MARCH 31, 2007
(continued)
Management expects that the expenses related to the Brecksville location will continue to negatively affect results during the next one to two years, until it grows to a size at which it can cover its overhead.
Total income tax expense differs from amounts computed by applying the federal income tax rate of 34% in all periods presented to income before income taxes mainly as a result of the favorable tax treatment for municipal bond securities which are generally tax-exempt. Also contributing to this difference is the favorable tax treatment of the Company’s investment of three single-premium cash-surrender value life insurance policies.
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
Assets available to satisfy liquidity needs include cash and due from banks, Federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets were approximately $27,944,000 at March 31, 2007, compared to $31,261,000 at December 31, 2006.
At times when loan demand outpaced local deposit growth, the Company had used other sources of funding, including national market CDs and Federal Home Loan Bank advances (as previously discussed). If additional liquidity is needed, there are several available sources, including purchasing Federal funds, obtaining additional Federal Home Loan Bank advances, acquiring additional national market CDs or brokered deposits and using surety bonds to secure public deposits, and selling loans. The Company also can borrow under various lines of credit. At March 31, 2007, these credit facilities aggregated approximately $21,733,000 at the Bank and $4,000,000 at the Holding Company.
As the Brecksville and Medina offices have added core deposits, the Company has been able to decrease its reliance on the above mentioned sources of funding.
As discussed previously, total shareholders’ equity increased $215,000, to $13,147,000 at March 31, 2007 from $12,931,000 at December 31, 2006. The increase was due to net income of $220,000 and the issuance of stock under the Employee Stock Purchase Plan totaling $7,000, offset by the decrease in the fair value of available-for-sale securities, net of tax, of $12,000.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2007
LIQUIDITY AND CAPITAL RESOURCES (continued)
At March 31, 2007 and December 31, 2006, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum to be	Minimum required
	Western Reserve Bank		considered	for capital
	March 31, 2007	December 31, 2006	well-capitalized	adequacy purposes
Tier 1 “core” capital to risk-weighted assets	8.8%	9.0%	6.0%	4.0%
Total capital to risk-weighted assets	10.8%	11.3%	10.0%	8.0%
Tier 1 leverage ratio	7.6%	7.5%	5.0%	4.0%
The Company has grown rapidly in its eight and a half years, and continued rapid growth has required management and the Board to consider capital strategies to support that growth. In 2003, the Company obtained a line of credit through an unaffiliated financial institution. By borrowing against the line of credit and then investing the funds into the Bank as capital, the Bank is able to manage its capital ratios. Presently, this facility is not being utilized. Other capital strategies that the Company continues to evaluate include issuing trust preferred securities, selling more stock or additional borrowing.
During 2005, $400,000 was downstreamed from the Company to the Bank to maintain capital adequacy requirements. The Company has approximately $500,000 remaining as of March 31, 2007 from the common stock offering in 2004 to downstream to the Bank as paid in capital as needed to support the Bank’s capital requirements as it grows.
In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions. There are 6,250 shares of authorized but unissued shares of stock allocated to the Plan. Because the Plan has been registered with the SEC, there are no restrictions on the resale of the stock, other than those applicable to “affiliates” as defined in Rule 144 of the Securities and Exchange Commission. As of March 31, 2007, a total of 2,557 shares of common stock have been issued to 24 participants through the Plan.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2007
INTEREST RATE SENSITIVITY
Strategies to manage interest rate risk are utilized to mitigate the possible adverse impact to the Company’s results arising from changes in interest rates. Throughout the second half of 2004, the Federal Reserve increased its target overnight Federal funds rate five times by year-end, by a total of 125 basis points, to 2.25%. The Company’s balance sheet was in a strongly asset-sensitive position.
During 2005, the Federal Reserve continued to increase short-term interest rates, with a total of eight increases of 25 basis points each. As of December 31, 2005, the Fed funds rate was 4.25%. The Company continued its asset-sensitive strategy during 2005. At year-end 2005 the Company’s one-year interest rate gap was $11,328,000, or 116.0%. This strategy benefited the Company in the form of a higher net interest margin in 2005.
During the first half of 2006 the Company began to moderate its asset-sensitivity. The Federal Reserve continued to increase short-term interest rates until mid-year, with a total of four more rate increases of 25 basis points each with the last increase being on June 29, 2006. As of December 31, 2006, the Fed funds rate was 5.25% and has remained at 5.25% throughout the first quarter of 2007. At the quarter-ended March 31, 2007, the Company was in a liability-sensitive position with $85,943,000 of assets and $100,796,000 of liabilities maturing or repricing within one year, and the one-year interest rate gap was a negative $14,852,000, or 85.0%.
Strategies that the Company used to transition its balance sheet to this liability-sensitive position as rates appeared to be reaching their peak included emphasizing shorter-term deposits and other funding sources, longer repricing intervals on new loans and transitioning funds from short-term Fed funds sold to longer-term investment securities.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2007
CRITICAL ACCOUNTING POLICIES
The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and recoveries and decreased by charge-offs. Management estimates the allowance balance by considering the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the loan balance cannot be collected. Management considers various factors, including portfolio risk, economic environment and loan delinquencies, when determining the level of the provision for loan losses. Loan quality is monitored on a monthly basis by management and twice annually by an independent third party. The Company’s Loan Review Committee, which is comprised of three independent members of the Company’s Board of Directors, is responsible for reviewing the results of this independent third party.

WESTERN RESERVE BANCORP, INC.
CONTROLS AND PROCEDURES
March 31, 2007
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2007, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
March 31, 2007
PART II—OTHER INFORMATION
Items 1, 3, and 5 are not applicable.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The Company filed a Registration Statement on Form 8-A with the SEC on April 28, 2005 to register its common shares under Section 12(g) of the 1934 Act.
The Company has a nonqualified stock option plan, the Western Reserve Bancorp, Inc. 1998 Stock Option Plan, as Amended. All participants of the Plan are Ohio residents. There were no transactions under the Plan in the first three months of 2007. Shares would be issued in reliance upon Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated thereunder. Because of the requirements of Rule 147, the shares issued under the Plan cannot be sold outside of the State of Ohio for nine (9) months after issuance.
Item 4 — Submission of Matters to a Vote of Security Holders
          None
Item 6 — Exhibits
WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
March 31, 2007

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)	*

3.2	Code of Regulations of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)	*

4	Legend Placed on Certificates Representing Shares Issued pursuant to an exemption from registration under Section 3(a)(11) of the Securities Act and Rule 147 thereunder

10.1	Employment Agreement of Edward J. McKeon, Dated December 15, 2005. (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 19, 2005)	*

10.2	Lease Agreement by and between Michael Rose DBA Washington Properties and Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 31, 1999)	*

10.3	Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of April 20, 2000 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 13, 2000)	*

*	Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
March 31, 2007

Exhibit No.	Description of Exhibits

10.4	Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)	*

10.5	Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)	*

10.6	Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May 5, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)	*

10.7	Western Reserve Bank Supplemental Executive Retirement Plan, dated May 15, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)	*

10.8	Western Reserve Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2003)	*

10.9	Lease Agreement by and between Western Reserve of Brecksville, LLC and Western Reserve Bank (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2005)	*

10.10	First amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on May 16, 2005)	*

10.11	Second amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 30, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 15, 2005)	*

10.12	Western Reserve Bancorp, Inc. and Western Reserve Bank Incentive Compensation Plan, Amended and Restated as of January 18, 2007 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 29, 2007)	*

10.13	Third amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 20, 2006 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2006)	*

11	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 1 of this Form 10-QSB)	*

14	Western Reserve Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2004)	*

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

*	Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
March 31, 2007

Exhibit No.	Description of Exhibits

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

*	Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
Quarter ended March 31, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.
Date: May 14, 2007	By:	/s/ Edward J. McKeon
Edward J. McKeon
President and Chief Executive Officer (Principal Executive Officer)

/s/ Cynthia A. Mahl
Cynthia A. Mahl
Senior Vice President/Chief Financial Officer (Principal Financial Officer)