Form 10QSB
period 2007-06-30
WESTERN RESERVE BANCORP INC
filed 2007-08-14
CIK 1051473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2007

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
575,759 common shares
(number of shares outstanding as of August 6, 2007)
Transitional Small Business Disclosure Format (Check one):      Yes ☐     No ☑

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
Quarter ended June 30, 2007

		Page
PART I—Financial Information

ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3

	Consolidated Statements of Income for the three and six months ended June 30, 2007 and 2006	4

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2007 and 2006	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006	6

	Notes to Consolidated Financial Statements	7

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3	CONTROLS AND PROCEDURES	29

PART II—Other Information		30

SIGNATURES		34
EX-3.1
EX-4
EX-10.14
EX-10.15
EX-31.1
EX-31.2
EX-32.1
EX-32.2

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	Dec. 31,
	2007	2006
Assets
Cash and due from financial institutions	$3,435,976	$2,923,863
Federal funds sold and other short-term funds	19,350,795	15,172,614

Cash and cash equivalents	22,786,771	18,096,477

Interest-bearing deposits in other banks	—	2,200,000
Securities available for sale	10,128,647	10,964,783
Restricted stock	593,400	568,800
Loans	117,172,625	110,149,244
Allowance for loan losses	(1,663,031)	(1,588,217)

Loans, net	115,509,594	108,561,027

Premises and equipment, net	1,260,563	1,237,761
Bank owned life insurance	1,116,780	1,092,473
Foreclosed assets	—	265,000
Accrued interest receivable and other assets	1,300,591	1,129,092

Total Assets	$152,696,346	$144,115,413

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$14,597,631	$16,115,340
Interest-bearing	121,019,128	111,143,783

Total deposits	135,616,759	127,259,123
Federal Home Loan Bank advances	3,500,000	3,500,000
Accrued interest payable and other liabilities	339,685	424,897

Total Liabilities	139,456,444	131,184,020

Shareholders’ Equity
Common stock, without par value, $1 stated value:
1,500,000 shares authorized; 575,759 and 573,277 shares issued and outstanding as of June 30, 2007 and December 31, 2006	575,759	573,277
Additional paid-in capital	9,633,907	9,572,861
Retained earnings	3,188,943	2,770,693
Accumulated other comprehensive income (loss)	(158,707)	14,562

Total Shareholders’ Equity	13,239,902	12,931,393

Total Liabilities and Shareholders’ Equity	$152,696,346	$144,115,413

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest and dividend income
Loans, including fees	$2,316,908	$2,249,593	$4,542,447	$4,372,866
Securities:
Taxable	79,753	67,058	162,345	137,272
Tax exempt	43,085	6,405	86,116	11,642
Dividends on restricted stock	8,925	7,714	17,315	15,425
Federal funds sold and other short-term funds	245,230	91,012	439,406	150,361

	2,693,901	2,421,782	5,247,629	4,687,566
Interest expense
Deposits	1,298,480	985,841	2,501,621	1,870,644
Borrowings	31,650	31,650	62,953	62,953

	1,330,130	1,017,491	2,564,574	1,933,597

Net interest income	1,363,771	1,404,291	2,683,055	2,753,969
Provision (credit) for loan losses	2,000	69,820	(2,600)	(60,780)

Net interest income after provision (credit) for loan losses	1,361,771	1,334,471	2,685,655	2,814,749
Noninterest income
Service charges on deposit accounts	38,611	45,956	73,765	88,186
Net gains on sales of loans	4,882	0	18,335	0
Other	73,883	57,074	110,573	96,293

	117,376	103,030	202,673	184,479
Noninterest expense
Salaries and employee benefits	536,171	522,233	1,068,516	1,058,447
Premises and equipment, net	218,536	206,660	433,560	406,817
Data processing	84,495	82,102	170,988	165,030
Directors’ fees	66,475	31,000	108,675	61,450
Professional fees	51,359	35,612	96,118	78,217
Marketing and advertising	39,482	32,566	67,120	53,571
FDIC insurance	34,686	3,515	48,210	7,113
Taxes other than income and payroll	34,088	29,924	70,216	62,370
Community and shareholder relations and contributions	35,058	26,793	57,472	53,595
Supplies, printing and postage	17,517	18,697	36,325	37,209
Other	82,169	77,934	141,796	132,805

	1,200,036	1,067,036	2,298,996	2,116,624

Income before income taxes	279,111	370,465	589,332	882,604
Income tax expense	80,815	123,091	171,082	295,692

Net income	$198,296	$247,374	$418,250	$586,912

Average shares outstanding (basic)	575,242	571,899	574,266	571,784

Average shares outstanding (diluted)	604,222	594,319	603,219	593,423

Basic earnings per share	$0.34	$0.43	$0.73	$1.03

Diluted earnings per share	$0.33	$0.42	$0.69	$0.99

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$198,296	$247,374	$418,250	$586,912
Other comprehensive income (loss), net of tax:
Unrealized gains/(losses) on securities arising during the period	(161,333)	(11,297)	(173,269)	(19,870)

Comprehensive income	$36,963	$236,077	$244,981	$567,042

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$418,250	$586,912
Adjustments to reconcile net income to net cash from operating activities:
Provision (credit) for loan losses	(2,600)	(60,780)
Depreciation	94,466	85,050
Net amortization (accretion) of securities	(8,779)	(101,091)
Stock-based compensation	16,478	1,466
Loans originated for sale	(690,000)	—
Proceeds from sales of loan originations	708,335	—
Gains on sales of loans	(18,335)	—
Gain on sale of other real estate owned	(2,285)	—
Federal Home Loan Bank stock dividends	—	(8,500)
Increase in cash surrender value of life insurance	(24,307)	(9,956)
Net change in other assets and other liabilities	(167,451)	(186,559)

Net cash from operating activities	323,772	306,542

Cash flows from investing activities
Available for sale securities:
Purchases	—	(2,001,256)
Maturities, repayments and calls	582,386	5,341,763
Purchase of Federal Home Loan Bank stock	(24,600)	(13,800)
Net decrease in interest-bearing deposits in other banks	2,200,000	—
Net (increase) in loans	(6,945,967)	(2,080,477)
Purchases of premises and equipment	(117,268)	(8,849)
Proceeds from sale of other real estate owned	267,285

Net cash from investing activities	(4,038,164)	1,237,381

Cash flows from financing activities
Net increase in deposits	8,357,636	7,450,709
Proceeds from issuance of common stock under Employee Stock Purchase Plan	10,924	10,038
Proceeds and income tax benefit from exercise of stock options	36,126

Net cash from financing activities	8,404,686	7,460,747

Change in cash and cash equivalents	4,690,294	9,004,670
Cash and cash equivalents at beginning of period	18,096,477	7,343,006

Cash and cash equivalents at end of period	$22,786,771	$16,347,676

Supplemental cash flow information:
Interest paid	$2,592,176	$1,977,793
Income taxes paid	205,000	425,000

Supplemental disclosure of noncash investing activities:
Non cash transfer from loans to loans originated for sale	$—	$306,012
Non cash transfer from loans to other real estate owned	—	130,000
Acquisition of real estate via account payable	—	135,000
See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
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
June 30, 2007
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
Earnings per Common Share: Basic earnings per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings per share are computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator:
Net income	$198,296	$247,374	$418,250	$586,912

Denominator:
Denominator for basic earnings per share— weighted average shares	575,242	571,899	574,266	571,784
Effect of dilutive securities:
Nonqualified stock options	28,980	22,420	28,953	21,639

Denominator for diluted earnings per share	604,222	594,319	603,219	593,423

Basic earnings per share	$0.34	$0.43	$0.73	$1.03

Diluted earnings per share	$0.33	$0.42	$0.69	$0.99

Stock options for 4,007 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive for the six months and three months ended June 30, 2007. Stock options for 12,021 and 8,014 shares of common stock were not considered in computing diluted earnings per common share for the six-month and three month periods, respectively, ended June 30, 2006 as these shares were also antidilutive.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Company-Owned Life Insurance: The Company maintains life insurance policies on three key executives. Company-owned life insurance is recorded at its cash surrender value which represents the amount that can be realized.
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
Effect of Newly Issued But Not Yet Effective Accounting Standards: In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement.” This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. The Company owns no life insurance policies subject to endorsement split-dollar life insurance arrangements. Thus, management does not believe that the adoption of EITF Issue No. 06-4 will have a material impact on the Company’s financial statements.
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
June 30, 2007
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
NOTE 2 — LOANS
Loans at June 30, 2007 and December 31, 2006, were as follows:

	June 30,	December 31,
	2007	2006
Commercial real estate	$68,894,139	$66,570,136
Commercial business	34,076,731	28,987,234
Commercial construction	2,052,089	2,214,763
Home equity lines of credit	6,801,031	7,860,647
Residential mortgage and construction	964,739	1,226,016
Consumer installment	4,352,885	3,261,615
Other	31,011	28,833

	$117,172,625	$110,149,244

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
NOTE 2 — LOANS (continued)
Activity in the Allowance for Loan Losses for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Beginning balance	$1,626,316	$1,606,054	$1,588,217	$1,541,654
Loans charged off	—	(82,225)	—	(82,225)
Recoveries	34,715	10,000	77,414	205,000
Provision (credit) for loan losses	2,000	69,820	(2,600)	(60,780)

Ending balance	$1,663,031	$1,603,649	$1,663,031	$1,603,649

At June 30, 2007 and December 31, 2006, loans totaling $1,123,370 and $1,698,377 were in nonaccrual status. There were no other loans more than 90 days past due. Impaired loans totaled $1,123,370 at June 30, 2007 and $1,698,377 at December 31, 2006.
NOTE 3 — DEPOSITS
Deposits at June 30, 2007 and December 31, 2006, were as follows:

	June 30,	December 31,
	2007	2006
Noninterest-bearing demand	$14,597,631	$16,115,340
Interest-bearing demand	6,829,626	7,859,550
Market Rate Savings	72,752,315	58,528,182
Time under $100,000	24,445,459	26,049,710
Time $100,000 and over	16,991,727	18,706,341

	$135,616,758	$127,259,123

At June 30, 2007, the Bank had approximately $7,132,157 in national market certificates of deposit, primarily in amounts of $99,000. As of December 31, 2006, the Bank had approximately $9,605,366 in national market certificates of deposit.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
NOTE 4—FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At June 30, 2007 and December 31, 2006, advances from the Federal Home Loan Bank were as follows:

	June 30,	December 31,
	2007	2006
Maturing March 2009, fixed rate advance at 3.25%	$2,500,000	$2,500,000
Maturing April 2010, fixed rate advance at 4.57%	1,000,000	1,000,000

	$3,500,000	$3,500,000

Interest is payable monthly, and the advances are payable at the maturity date, with prepayment penalties for early payment. The advances are collateralized by approximately $5,775,000 of loans secured by first mortgages on 1-4 family residential properties and $349,100 of FHLB stock under a blanket lien agreement. As of June 30, 2007, the Company’s available borrowing capacity with the FHLB was $12,638,000.
In 2003, the Company entered into a line of credit agreement with another financial institution to obtain funding to provide capital to the Bank as needed. The total amount was increased to $4,000,000, with up to $1,000,000 for the purpose of providing additional capital to the Bank as needed, and up to $3,000,000 for liquidity purposes. The interest rate on the line is variable, at 0.75% below the prime rate. The line is secured by 100% of the stock of the Bank. In June 2007, the line was renewed and modified, with a new maturity of September 30, 2008.
As of June 30, 2007, and December 31, 2006 the balance on the line of credit was zero. The Company did not borrow against the line of credit during 2006 or during the first half of 2007.
The Company has the ability to borrow under various other credit facilities that totaled $20,565,000 at June 30, 2007. Of this amount, $875,000 is available for short-term borrowing under an unsecured federal funds line through a correspondent bank at overnight borrowing rates, $7,051,000 is on lines secured by the Company’s unpledged securities and $12,648,000 is available at market rates that would vary based on the term of each borrowing, and would be secured by the Company’s securities or real estate loans.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
NOTE 5 — STOCK COMPENSATION PLAN
The following is the stock option activity for the periods indicated:

	Six months ended		Six months ended
	June 30, 2007		June 30, 2006
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	113,136	$18.53	114,140	$18.52
Forfeited	—	—	—	—
Exercised	(1,625)	17.48	—	—
Granted	—	—	—	—

Options outstanding, end of period	111,511	$18.54	114,140	$18.52

Options exercisable, end of period	110,730	$18.50	112,967	$18.47

The aggregate intrinsic value is defined as the difference between the price of the Company’s stock as of June 30, 2007 and the exercise price of the option. The aggregate intrinsic value of all options outstanding at June 30, 2007 was $1,140,363. The aggregate intrinsic value of all options exercisable at June 30, 2007 was $1,137,263.
The intrinsic value of the options exercised in the first six months of 2007 was $22,725, and the related income tax benefit was $7,726.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2007
OVERVIEW
The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at June 30, 2007, to that of December 31, 2006, and the results of operations for the six months and three months ended June 30, 2007 and 2006. You should read this discussion in conjunction with the interim financial statements and footnotes included herein.
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
FINANCIAL CONDITION
Assets
Total assets as of June 30, 2007 increased 6.0% to $152,696,000, compared with $144,115,000 at December 31, 2006.
Loans increased $7,023,000 or 6.4%, to $117,173,000 at June 30, 2007, compared with $110,149,000 at December 31, 2006.
As of June 30, 2007, there were approximately $1,741,000 of securities of U.S. government-sponsored enterprises, $4,028,000 of mortgage-backed securities and $4,360,000 of tax-exempt municipal bonds in the available-for-sale securities portfolio. There were unrealized losses (net of unrealized gains) of $240,000 in the available-for-sale securities portfolio as of June 30, 2007. Maturities of securities of U.S. government-sponsored enterprises generally are of a short-term nature, between three to five years, and municipal bonds generally have maturities of a longer-term, not to exceed fifteen years.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2007
FINANCIAL CONDITION (continued)
Total loans at June 30, 2007, were $117,173,000, an increase of 6.4% when compared to $110,149,000 at December 31, 2006. Most of the net loan growth in the first six months of 2007 was in the commercial loan sector. This growth was mainly attributable to commercial business loans and commercial real estate loans, which increased approximately $5,089,000 and $2,324,000, respectively. Also contributing to loan growth was an increase in consumer installment and other loans, which increased from $3,290,000 as of December 31, 2006 to $4,384,000 as of June 30, 2007. Partially offsetting the growth in commercial and consumer loans was a decrease of $1,060,000 in home equity lines of credit, and a decrease of $261,000 in residential mortgage and construction loans.
As of June 30, 2007, commercial loans totaled $105,023,000, or 89.6% of total loans. Home equity lines and residential real estate loans totaled $7,766,000, or 6.6% of total loans and consumer and other loans totaled $4,384,000, or 3.7% of the loan portfolio.
The Company’s loan-to-deposit ratio decreased slightly to 86.4% as of June 30, 2007, compared to 86.5% at December 31, 2006, mainly because deposits increased more than loans during the period. The increase in loans was responsible for an increase in the Company’s loan-to-assets ratio, from 76.4% at December 31, 2006 to 76.7% at June 30, 2007. Management anticipates that the loan-to-deposit ratio for 2007 will remain in the 85% to 90% range and the loan-to-assets ratio will be approximately 75% to 80%.
Of the total loans at June 30, 2007, approximately $87,619,000 or 74.8% are at a variable rate of interest, and $29,554,000 or 25.2% are fixed rate. Including scheduled principal repayments, approximately $69,581,000, or 59.4%, of loans mature or are scheduled to reprice within twelve months. Only $1,621,000 of total loan principal matures or reprices in more than five years.
The Bank owns single-premium cash-surrender value life insurance policies on the Chief Executive Officer, the Chief Lending Officer and the Chief Financial Officer. The Bank is the owner and sole beneficiary of these policies. These are tax-advantaged instruments in that the increases in cash surrender value and the eventual death benefit under the policies are not taxable income to the Bank. The income from these policies is intended to help offset the cost of providing a supplemental retirement plan for each executive. As of June 30, 2007, the total cash surrender value of all three policies was $1,117,000.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2007
FINANCIAL CONDITION (continued)
In 2006, the Company had recorded $265,000 of Other Real Estate Owned, which represented the fair market value of the property reduced by management’s estimate of anticipated costs to market and sell the property. In the second quarter of 2007, the property was sold, and the Company realized a minimal gain of $2,285.
Liabilities
Deposits increased to $135,617,000 at June 30, 2007, an increase of 6.6% over the $127,259,000 at December 31, 2006. Deposits at June 30, 2007 consisted of $14,598,000 or 10.8% in noninterest-bearing demand deposits, $6,830,000 or 5.0% in interest-bearing NOW accounts, $72,752,000 or 53.7% in variable-rate savings and money market accounts (known as Market Rate Savings Accounts) and $41,437,000 or 30.5% in time deposits.
Included in the time deposits total is $7,132,000 of national market CDs, primarily from other banks and credit unions, in increments of $99,000 or $100,000, with original terms ranging from twelve months to five years, and rates ranging from 3.25% to 5.15%. As of June 30, 2007, the weighted average rate of these CDs was 4.18% and the weighted average remaining maturity was 14.4 months. At December 31, 2006, there was $9,605,000 in national market CDs. Although management believes these CDs were obtained at market rates at the time they were originated, they may be more vulnerable to price sensitivity than local deposits. Management has not been attempting to renew these deposits as they mature, as they are being replaced by the growth in local deposits.
Overall, management had expected deposits to continue to grow at a slower rate in 2007 than in 2006 at the Bank’s Brecksville location. However, actual results as of June 30, 2007 have exceeded management’s expectations as Brecksville had a total of $39,798,000 in deposits, mostly in Market Rate Savings accounts, compared to $32,087,000 at December 31, 2006.
Please refer to Note 4 and the discussion beginning on page 25 of this report, under the caption “Liquidity and Capital Resources,” for more information about the Company’s additional sources of funding.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2007
FINANCIAL CONDITION (continued)
Shareholders’ Equity
Total shareholders’ equity increased $309,000, to $13,240,000 at June 30, 2007, from $12,931,000 at December 31, 2006. This increase was a result of net income of $418,000 for the first six months of 2007, the issuance of $11,000 of common stock under the Employee Stock Purchase Plan, the issuance of $36,000 of common stock under the Stock Option Plan, and the issuance of $16,000 of common stock under a stock grant, offset by a decrease in the fair value of available-for-sale securities, net of tax, of $173,000.
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2007
Overview
Net income for the first six months of 2007 was down 28.7%, to $418,000, or $0.69 per diluted share, from the $587,000, or $0.99 per diluted share earned in the same period in 2006. One major reason for this decrease was that the provision for loan losses as of June 30, 2006 reflected the impact of a large recovery of a significant loan loss from 2004 which did not reoccur at the same level for the first half of 2007. Additionally, the Company experienced a decrease of $71,000, or 2.6%, in net interest income and an increase in noninterest expenses. The increase in noninterest expenses was mainly due to higher professional fees and Federal Deposit Insurance Corporation (FDIC) insurance.
Net Interest Income
Net interest income declined for the first six months of 2007 from the comparable period of 2006. Net interest income was $2,683,000 for the period ending June 30, 2007, a decrease of 2.6%, compared to $2,754,000 earned in the same period of 2006.
The decrease in net interest income is mainly attributable to higher interest-bearing deposit balances, especially Market Rate Savings accounts, as well as higher rates paid on deposits. This decrease was partially offset by an improved yield on slightly higher loan balances in the first half of 2007 compared with 2006. However, the yield on loans has not increased as quickly nor as strongly as the interest rates paid on deposits. Interest income was also enhanced by an increase in the amount of Federal funds sold and other short-term funds, as well as tax-exempt investments. However, these instruments carry a lower yield than loans.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2007
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2007 (continued)
The following table illustrates the average balances and annualized interest rates for the six months ended June 30, 2007 and 2006:

	Six months ended June 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
Loans	$114,455	$4,542	8.00%	$112,627	$4,373	7.83%
Investment securities-taxable	6,277	162	5.22%	6,484	137	4.27%
Investment securities-tax exempt	4,460	115	5.19%	691	16	4.54%
Restricted stock	580	17	6.02%	545	16	5.70%
Federal funds sold and other short-term funds	16,854	440	5.26%	6,443	150	4.71%

Total interest earning assets	142,626	5,276	7.46%	126,790	4,692	7.46%
Noninterest earning assets	4,588			3,716

Total Assets	$147,214			$130,506

Interest-bearing transaction accounts	$6,756	34	1.00%	$7,237	36	1.00%
Market rate savings	66,186	1,539	4.69%	49,099	970	3.98%
Certificate of deposit and IRAs	42,242	928	4.43%	45,061	865	3.87%
Borrowings	3,500	63	3.63%	3,500	63	3.63%

Total interest bearing liabilities	118,684	2,564	4.36%	104,897	1,934	3.72%

Noninterest bearing liabilities	15,419			13,704
Shareholders’ equity	13,111			11,905

Total Liabilities and Shareholders’ Equity	$147,214			$130,506

Net interest income		2,712			2,758
Tax equivalent adjustment		(29)			(4)

Net interest income per financial statements		$2,683			$2,754

Net yield on average earning assets			3.83%			4.39%

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2007
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2007 (continued)
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

	Six months ended
	June 30, 2007 vs. 2006
	Increase (Decrease) in
	Net Interest Income Due to
($ in thousands)	Volume	Rate	Net
Interest income:
Loans	$28	$141	$169
Investment securities-taxable	(5)	30	25
Investment securities-tax exempt	97	2	99
Restricted stock	1	—	1
Federal funds sold and other short-term funds	270	20	290

Total interest-earning assets	391	193	584

Interest expense:
Interest-bearing transaction accounts	2	—	2
Market rate savings accounts	(377)	(192)	(569)
Certificates of deposit and IRAs	55	(118)	(63)
Borrowings	—	—	—

Total interest-bearing liabilities	(320)	(310)	(630)

Change in net interest income	$71	$(117)	$(46)

Interest Income
Interest income increased 11.9% when comparing the six months ended June 30, 2007 with the same period of 2006.
Interest and fee income on loans for the first six months of 2007 was $4,542,000, up $169,000 or 3.9% from $4,373,000 for the first six months of 2006. Interest and dividend income from securities and short-term funds increased to $705,000 through the first six months of 2007, from $315,000 in the same period in 2006. This increase in 2007 was primarily due to higher average balances in Federal funds sold and tax-exempt municipal securities.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2007
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2007 (continued)
Interest Expense
Interest expense increased 32.6% when comparing the six months ended June 30, 2007 with the same period of 2006.
Total interest expense was $2,565,000 for the first half of 2007, compared to $1,934,000 in the same period of 2006. Interest on deposits increased 33.7%, to $2,502,000 in the first six months of 2007, from $1,871,000 in the same period last year. The increase in deposit interest expense was due to higher balances in interest-bearing deposits in addition to increases in the average interest rates paid on those deposits. Interest on borrowings was $63,000 for both periods presented.
Net Interest Margin
Both net interest income and net interest margin have declined, due mainly to the higher rates paid on deposits and higher interest-bearing deposit balances, especially Market Rate Savings accounts. In the first six months of 2007, the net interest margin was 3.83%, down when compared with 4.39% in the first six months of 2006. In the quarter ended December 31, 2006, the Company applied SAB 108 cumulative catch-up treatment for certain loan origination costs which had previously been expensed as incurred rather than deferred and amortized over the life of the loan. The impact of this catch-up adjustment for the first half of 2006 would have been the recognition of approximately $27,000 of amortized deferred loan costs which would have resulted in a net interest margin of 4.34% as of June 30, 2006.
The yield on earning assets has leveled off at 7.46% for the first half of both 2007 and 2006. While there were overall interest rate increases and the scheduled repricing of existing loans, the relative mix of earning assets has changed with a higher percentage of assets in lower-yielding Federal funds sold and investment securities. In the first six months of 2007, the yield on loans was 8.00%, up from 7.83% in the first six months of 2006.
In the first six months of 2007, the cost of interest-bearing deposits was 4.38%, up from 3.72% in the first half of 2006. This increase also reflects overall interest rate increases and competitive factors present in the Bank’s market area. The overall cost of interest-bearing funds (deposits and borrowings) was 4.36% in the first six months of 2007, compared with 3.72% in the same period of 2006.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2007
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2007 (continued)
Provision for Loan Losses
The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses in the Company’s loan portfolio which have been incurred at the balance sheet date. In the event that management determines that the recorded allowance for loan losses exceeds management’s estimate of probable incurred credit losses, amounts previously provided for will be reversed, resulting in an increase to net income. The methodology used by management to perform this assessment is discussed in Critical Accounting Policies.
Consistent application of this methodology resulted in a smaller reversal of the provision being recorded in the six months ended June 30, 2007 compared to the same period in 2006. During the first six months of 2007, $3,000 of amounts previously provided for were reversed compared to $61,000 reversed during the first six months of 2006. In the first half of 2007, recoveries totaling $75,000 were recorded on one loan that had been charged off in 2004. For the first half of 2006, the allowance for loan losses benefited from recoveries totaling $205,000 that were recorded on the same loan.
At June 30, 2007 and December 31, 2006, loans totaling $1,123,000 and $1,698,000, respectively, were in nonaccrual status (i.e., on which no interest income is being recorded). $9,000 and $18,000 of the nonaccrual loans were guaranteed by the Small Business Administration as of June 30, 2007 and December 31, 2006.
Management’s determination of the appropriate level of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the probable loss experience of the Bank. Other factors considered include the composition of the loan portfolio, current economic conditions, the creditworthiness of the Bank’s borrowers and other related factors. The provision for loan losses has been impacted by the loan growth the Bank has experienced, as well as the effects of the loan portfolio maturing. Management and the Board believe the allowance for loan losses at June 30, 2007, is adequate to absorb probable incurred losses in the loan portfolio.
Noninterest Income
Total noninterest income for the first six months of 2007 was $203,000, up 9.9% from $184,000 for the same period in 2006.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2007
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2007 (continued)
The primary reason for this increase was the gains on the sales of mortgage loans. Four mortgage loans totaling $690,000 were sold through the Federal Home Loan Bank of Cincinnati’s Mortgage Purchase Program during the first six months of 2007 for a total gain of $18,000. There were no commercial loans sold during the first six months of 2007 or 2006. Due to unfavorable pricing in the current, highly competitive commercial lending environment, the Company has not recently sold commercial loans in the secondary market.
Partially offsetting the increase of gains on sales of loans, service charges on deposit accounts decreased, to $74,000 year-to-date in 2007, from $88,000 for the same period of 2007, a decrease of 16.4%. The largest component of service charges on deposit accounts is non-sufficient fund (NSF) and overdraft charges which decreased to $39,000 as of June 30, 2007, from $57,000 for the comparable period of 2006.
“Other” noninterest income includes fee income related to the Bank’s ATM program and the increase in the cash surrender value of the three life insurance policies on the Company’s key executives. An increase in the cash surrender value of $24,000 was recorded for the first six months of 2007 compared to $12,000 for the same period of 2006.
Noninterest Expenses
Noninterest expenses were $2,299,000 for the first six months of 2007, an increase of $182,000, or 8.6% over the $2,117,000 for the same period of 2006. This increase is mainly attributable to higher FDIC insurance premiums as well as an increase in professional fees.
Beginning in January 2007, the Federal Deposit Insurance Corporation (FDIC) began assessing all banks and savings institutions for a risk-based FDIC insurance fund premium. Prior to January 1, 2007, the rate had been -0- for this fund. The new risk-based premiums range from $0.05 to $0.43 per $100 of deposits. The Company’s initial assessment rate was $0.0623 per $100 of deposits. This resulted in an increase of $41,000 FDIC insurance expense for the first six months of 2007 when compared to the same period in 2006.
Directors’ fees increased to $109,000 in the first half of 2007, from $61,000 in the same period in 2006. This was attributable to an increase in per-meeting fees for directors and a one-time grant of stock and cash totaling $23,500.
As previously discussed, management recorded an entry in the fourth quarter of 2006 to defer estimated direct loan origination costs incurred since the beginning of the year in accordance with SAB 108. Approximately $27,000 of estimated direct loan origination costs, mainly compensation costs, would have been deferred in the first half of 2006, reducing salaries and employee benefits

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2007
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2007 (continued)
expense to $1,031,000. For the six months ended June 30, 2007, salaries and employee benefits expense was reduced by approximately $29,000 of deferred loan compensation costs.
Total “other” noninterest expenses in the first six months of 2007 and 2006 consisted of the following:

	Six months ended
	June 30,
	2007	2006
Loan expenses	$73,000	$33,000
Insurance	16,000	18,000
Travel and entertainment	22,000	20,000
Telephone	12,000	12,000
Other	19,000	50,000

	$142,000	$133,000

Management expects that the expenses related to the Brecksville location will continue to negatively affect results during the next one to two years, until it grows to a size at which it can cover its overhead.
Total income tax expense differs from amounts computed by applying the federal income tax rate of 34% in all periods presented to income before income taxes mainly as a result of the favorable tax treatment for municipal bond securities which are generally tax-exempt. Also contributing to this difference is the favorable tax treatment of the Company’s investment in three single-premium cash-surrender value life insurance policies.
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED JUNE 30, 2007
Net income for the second quarter of 2007 was $198,000, or $0.33 per diluted share, compared to $247,000, or $0.42 per diluted share for the same quarter of 2006. This represents a decrease of 19.8%. The primary reasons for the decrease in net income were an increase in noninterest expenses as well as a decrease in net interest income.
Net Interest Income
Net interest income decreased in the second quarter of 2007 when compared with the same quarter of 2006. Net interest income was $1,364,000 in the second quarter of 2007, down $41,000, or 2.9%, from the $1,404,000 in the same period of 2006. The decrease in net interest income is primarily attributable to the increase in interest-bearing deposit balances and the interest

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED JUNE 30, 2007 (continued)
rates paid on these deposits, particularly Market Rate Savings accounts. These higher-rate deposits have been mostly deployed into Federal funds sold, which have a lower yield than loans. In the second quarter of 2007, the net interest margin decreased to 3.78%, down from 4.38% for the second quarter of 2006.
In the second quarter of 2007, the yield on loans was 8.00%, up from 7.93% for the same quarter of 2006. The overall cost of interest-bearing funds (deposits and borrowings) was 4.40% for the second quarter of 2007, compared with 3.83% for the second quarter of 2006. The cost of interest-bearing deposits was 4.42%, up from 3.83% for the second quarter of 2006.
Provision for Loan Losses
Consistent application of the Company’s loan loss methodology for the three months ended June 30, 2007 and 2006 resulted in a decrease in the provision for loan losses of $68,000, from $70,000 for the period ending June 30, 2006 to $2,000 for the period ending June 30, 2007. During the second quarter of 2006, specific provisions totaling $79,000 were recorded for two lending relationships.
Noninterest Income
Total noninterest income for the second quarter of 2007 was $117,000, up 13.9% compared to $103,000 for the same period in 2006. Service charges on deposit accounts decreased to $39,000 for the second quarter of 2007, compared to $46,000 for the second quarter of 2006, a decrease of 16.0%. Other noninterest income increased to $74,000 in the second quarter of 2007, up 29.5% from the $57,000 for the second quarter of 2006.
Noninterest Expense
In the second quarter of 2007, total noninterest expenses increased 12.5% when compared with the same quarter of 2006. The increases were primarily in FDIC insurance expense, up $31,000, and professional fees, up $51,000. Salaries and employee benefits increased modestly, up $14,000, or 2.7%.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED JUNE 30, 2007 (continued)
Total other noninterest expense for the three months ended June 30, 2007 and June 30, 2006 consisted of the following:

	Three months ended
	June 30,
	2007	2006
Loan expenses	$45,000	$20,000
Insurance	9,000	10,000
Travel and entertainment	12,000	10,000
Telephone	6,000	8,000
Other	10,000	30,000

	$82,000	$78,000

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
Assets available to satisfy liquidity needs include cash and due from banks, Federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets were approximately $32,915,000 at June 30, 2007, compared to $31,261,000 at December 31, 2006.
In the past, when loan demand outpaced local deposit growth, the Company had used other sources of funding, including national market CDs and Federal Home Loan Bank advances (as previously discussed). If additional liquidity is needed in the future, there are several available sources, including purchasing Federal funds, obtaining additional Federal Home Loan Bank advances, acquiring additional national market CDs or brokered deposits and using surety bonds to secure public deposits, and selling loans. The Company also can borrow under various lines of credit. At June 30, 2007, these credit facilities aggregated approximately $20,565,000 at the Bank and $4,000,000 at the Holding Company.
As the Brecksville and Medina offices have added core deposits, the Company has been able to significantly decrease its reliance on the above mentioned alternative sources of funding.
As discussed previously, total shareholders’ equity increased $309,000, to $13,240,000 at June 30, 2007 from $12,931,000 at December 31, 2006. The increase was due to net income of $418,000

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2007
LIQUIDITY AND CAPITAL RESOURCES (continued)
and the issuance of stock under various plans totaling $63,000, offset by the decrease in the fair value of available-for-sale securities, net of tax, of $173,000.
At June 30, 2007 and December 31, 2006, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum	Minimum
			to be	required
	Western Reserve Bank		considered	for capital
	June 30,	December 31,	well-	adequacy
	2007	2006	capitalized	purposes

Tier 1 “core” capital to risk-weighted assets	8.9%	9.0%	6.0%	4.0%
Total capital to risk-weighted assets	10.9%	11.3%	10.0%	8.0%
Tier 1 leverage ratio	7.4%	7.5%	5.0%	4.0%
The Company grew rapidly in its early years, and continued growth has required management and the Board to consider capital strategies to support that growth. In 2003, the Company obtained a line of credit through an unaffiliated financial institution. By borrowing against the line of credit and then investing the funds into the Bank as capital, the Company is able to help the Bank manage its capital ratios. Presently, this facility is not being utilized. Other capital strategies that the Company continues to evaluate include issuing trust preferred securities, selling more stock or additional borrowing.
During 2005, $400,000 was downstreamed from the Company to the Bank to maintain capital adequacy requirements. The Company has approximately $500,000 remaining as of June 30, 2007 from the common stock offering in 2004 to downstream to the Bank as paid in capital as needed to support the Bank’s capital requirements as it grows.
In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions. There are 6,250 shares of authorized but unissued shares of stock allocated to the Plan. Because the Plan has been registered with the SEC, there are no restrictions on the resale of the stock, other than those applicable to

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2007
LIQUIDITY AND CAPITAL RESOURCES (continued)
“affiliates” as defined in Rule 144 of the Securities and Exchange Commission. As of June 30, 2007, a total of 2,689 shares of common stock have been issued to 26 participants through the Plan.
At the Annual Meeting of Shareholders held on April 25, 2007, the shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 750,000 to 1,500,000. The additional shares will afford the Board of Directors the flexibility of utilizing authorized but unissued shares for general corporate purposes. These purposes could include certain shareholder enhancements such as a stock split or stock dividend (similar to the five-for-four stock split effected in September 2006), or issuance of shares under the Company’s Long Term Incentive Plan, the Company’s Employee Stock Purchase Plan, or similar plans subsequently adopted by the Company. Such an amendment would also grant the Board authority to issue shares in connection with the raising of additional capital or acquisition of an existing bank, bank holding company or other financial institution. While the Company has no specific plans in regard to the issuance of additional shares concerning any sale of stock or acquisition, having available authorized but unissued shares would allow the Board of Directors to act expeditiously in accomplishing any such goals should the Board deem it appropriate.
On May 25, 2007, the Company filed a Form S-8 Registration Statement with the SEC to register the 125,000 common shares related to the Western Reserve Bancorp, Inc. Amended and Restated 1998 Stock Option Plan. Please refer to Note 5 of this Form 10-QSB for additional information on the Stock Option Plan.
On June 21, 2007, the Company filed a Form 8-K Current Report with the SEC reporting that the Board of Directors, upon the recommendation of the Compensation Committee of the Board (which is comprised entirely of outside directors), adopted an amendment to the Western Reserve Bancorp, Inc. Stock Option Plan to permit the Company, in its sole discretion, to allow an option holder to request a “cashless exercise” of their options, whereby the Company would issue the number of shares represented by the option, less the number of shares that, at the then-current Fair Market Value, would “pay for” the option exercise. Option holders who are employees of the Corporation are also permitted to fulfill their federal, state and local tax withholding requirements attributable to the option exercise by surrendering shares whose fair market value is equal to the tax obligation. The Company believes this amendment to the Stock Option Plan will reduce potential dilution of the common stock of the Company by reducing the number of shares that will be issued upon the exercise of stock options. It will also reduce the potentially negative impact of an option holder selling a significant number of shares on the open market in order to pay for the option exercise and related tax obligations. There was no compensation expense recognized by the Company related to this amendment to the Stock Option Plan.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2007
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
During 2006 the Company began to moderate its asset-sensitivity. Strategies that the Company used to transition its balance sheet to this liability-sensitive position as rates appeared to be reaching their peak included emphasizing shorter-term deposits and other funding sources, longer repricing intervals on new loans and transitioning funds from short-term Fed funds sold to longer-term investment securities. The Federal Reserve continued to increase short-term interest rates until mid-year, with a total of four more rate increases of 25 basis points each with the last increase being on June 29, 2006. As of December 31, 2006, the Fed funds rate was 5.25% and has remained at 5.25% throughout the first half of 2007.
At June 30, 2007, the Company was in a liability-sensitive position with $90,147,000 of assets and $108,083,000 of liabilities maturing or repricing within one year, and the one-year interest rate gap was a negative $17,936,000, or 83.4%.
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

WESTERN RESERVE BANCORP, INC.
CONTROLS AND PROCEDURES
June 30, 2007
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2007, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
June 30, 2007
PART II—OTHER INFORMATION
Items 1, 3, and 5 are not applicable.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The Company filed a Registration Statement on Form 8-A with the SEC on April 28, 2005 to register its common shares under Section 12(g) of the 1934 Act.
The Company has a nonqualified stock option plan, the Western Reserve Bancorp, Inc. 1998 Stock Option Plan, as amended (the “Plan”), which provides for the issuance of shares of common stock of the Company (“Shares”). All current participants of the Plan are Ohio residents. There were 2 transactions under the Plan involving the unregistered issuance of Shares during the period April 1, 2007 through June 30, 2007. These issuances resulted from the exercise of stock options by one director and one non-executive employee. On April 13, 2007, 1,500 Shares were issued for $17.60 per Share, an aggregate price of $26,400. The second transaction on May 8, 2007, involved the issuance of 125 Shares at a price of $16.00 per Share, an aggregate of $2,000.
In both of these instances, the Shares were issued in reliance upon Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated thereunder, as both purchasers were residents of the State of Ohio. Because of the requirements of Rule 147, the Shares issued under the Plan cannot be sold outside of the State of Ohio for nine (9) months after the date of issuance and the certificates representing such Shares were issued with the appropriate legend.
Subsequent to the transactions noted above, on May 31, 2007, the Company filed a Registration Statement on Form S-8 with the SEC to register 125,000 Shares to be issued under the Plan. Future issuances of Shares under the Plan will be made pursuant to such Registration Statement.
Item 4 — Submission of Matters to a Vote of Security Holders
The Annual Meeting of the shareholders of Western Reserve Bancorp, Inc. was held on April 25, 2007 in accordance with the notice of meeting and proxy statement mailed to shareholders. Each of the following Class I directors was elected to a three-year term ending in 2010:

	For	Withheld	Abstain
Roland H. Bauer	405,516	3,828	0
Bijay K. Jayaswal, M.D.	404,266	5,078	0
P.M. Jones	405,516	3,828	0
Ray E. Laribee	405,204	4,140	0

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
June 30, 2007
PART II—OTHER INFORMATION
(continued)
Continuing directors whose terms end in 2008 are C. Richard Lynham, Edward J. McKeon, R. Hal Nichols and Rory H. O’Neil. Continuing directors whose terms end in 2009 are Michael R. Rose, Glenn M. Smith and Thomas A. Tubbs.
In addition, the shareholders adopted an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares from 750,000 to 1,500,000 by the following vote:

	For	Against	Abstain/Broker Non-Votes
Amendment to the Articles of Incorporation to increase the number of authorized common shares.	352,629	6,315	4,447/45,953
These were the only two items considered at the annual meeting of shareholders.

Item 6 — Exhibits
WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
June 30, 2007

Exhibit No.	Description of Exhibits

3.1	Amended and Restated Articles of Incorporation of Western Reserve Bancorp, Inc.

3.2	Code of Regulations of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)	*

4	Legend Placed on Certificates Representing Shares Issued pursuant to an exemption from registration under Section 3(a)(11) of the Securities Act and Rule 147 thereunder

10.1	Employment Agreement of Edward J. McKeon, Dated December 15, 2005. (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 19, 2005)	*

10.2	Lease Agreement by and between Michael Rose DBA Washington Properties and Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 31, 1999)	*

10.3	Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of June 21, 2007 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on June 26, 2007)	*

10.4	Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)	*

10.5	Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)	*

10.6	Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May 5, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)	*

10.7	Western Reserve Bank Supplemental Executive Retirement Plan, dated May 15, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)	*

10.8	Western Reserve Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2003)	*

10.9	Lease Agreement by and between Western Reserve of Brecksville, LLC and Western Reserve Bank (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2005)	*

*	Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
June 30, 2007

Exhibit No.	Description of Exhibits

10.10	First amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on May 16, 2005)	*

10.11	Second amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 30, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 15, 2005)	*

10.12	Western Reserve Bancorp, Inc. and Western Reserve Bank Incentive Compensation Plan, Amended and Restated as of January 18, 2007 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 29, 2007)	*

10.13	Third amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 20, 2006 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2006)	*

10.14	Fourth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated February 6, 2007

10.15	Fifth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 21, 2007

11	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 1 of this Form 10-QSB)	*

14	Western Reserve Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2004)	*

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

*	Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
Quarter ended June 30, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.
Date: August 14, 2007	By:	/s/ Edward J. McKeon
Edward J. McKeon
President and Chief Executive Officer (Principal Executive Officer)

/s/ Cynthia A. Mahl
Cynthia A. Mahl
Senior Vice President/Chief Financial Officer (Principal Financial Officer)