Form 10QSB
period 2007-09-30
WESTERN RESERVE BANCORP INC
filed 2007-11-14
CIK 1051473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2007

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
575,891 common shares
(number of shares outstanding as of November 6, 2007)
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
Quarter ended September 30, 2007

		Page

PART I—Financial Information

ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3

	Consolidated Statements of Income for the three and nine months ended September 30, 2007 and 2006	4

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2007 and 2006	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	6

	Notes to Consolidated Financial Statements	7

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3	CONTROLS AND PROCEDURES	30

PART II—Other Information		31

SIGNATURES		34
EX-4
EX-10.16
EX-31.1
EX-31.2
EX-32.1
EX-32.2

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Sept. 30,	Dec. 31,
	2007	2006
Assets
Cash and due from financial institutions	$3,373,748	$2,923,863
Federal funds sold and other short-term funds	23,487,212	15,172,614

Cash and cash equivalents	26,860,960	18,096,477

Interest-bearing deposits in other banks	—	2,200,000
Securities available for sale	10,160,086	10,964,783
Restricted stock	593,400	568,800
Loans	118,514,061	110,149,244
Allowance for loan losses	(1,695,631)	(1,588,217)

Loans, net	116,818,430	108,561,027

Premises and equipment, net	1,224,452	1,237,761
Bank owned life insurance	1,129,282	1,092,473
Foreclosed assets	—	265,000
Accrued interest receivable and other assets	1,232,805	1,129,092

Total Assets	$158,019,415	$144,115,413

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$14,724,098	$16,115,340
Interest-bearing	124,824,692	111,143,783

Total deposits	139,548,790	127,259,123
Federal Home Loan Bank advances	3,500,000	3,500,000
Accrued interest payable and other liabilities	1,383,619	424,897

Total Liabilities	144,432,409	131,184,020

Shareholders’ Equity
Common stock, without par value, $1 stated value: 1,500,000 shares authorized; 575,891 and 573,277 shares issued and outstanding as of September 30, 2007 and December 31, 2006	575,891	573,277
Additional paid-in capital	9,637,999	9,572,861
Retained earnings	3,407,326	2,770,693
Accumulated other comprehensive income (loss)	(34,210)	14,562

Total Shareholders’ Equity	13,587,006	12,931,393

Total Liabilities and Shareholders’ Equity	$158,019,415	$144,115,413

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Interest and dividend income
Loans, including fees	$2,335,549	$2,330,445	$6,877,996	$6,703,311
Securities:
Taxable	76,104	30,772	238,449	168,044
Tax exempt	43,027	20,014	129,143	31,656
Dividends on restricted stock	9,305	8,158	26,620	23,583
Federal funds sold and other short-term funds	322,579	184,675	761,985	335,036

	2,786,564	2,574,064	8,034,193	7,261,630
Interest expense
Deposits	1,397,633	1,101,785	3,899,254	2,972,429
Borrowings	31,999	31,999	94,952	94,952

	1,429,632	1,133,784	3,994,206	3,067,381

Net interest income	1,356,932	1,440,280	4,039,987	4,194,249
Provision (credit) for loan losses	22,600	(51,300)	20,000	(112,080)

Net interest income after provision (credit) for loan losses	1,334,332	1,491,580	4,019,987	4,306,329
Noninterest income
Service charges on deposit accounts	39,815	45,354	113,580	133,540
Net gains on sales of loans	12,829	7,451	31,164	7,451
Gain on sale of credit card portfolio	—	28,500	—	28,500
Other	37,311	37,523	147,884	133,816

	89,955	118,828	292,628	303,307
Noninterest expense
Salaries and employee benefits	539,169	558,334	1,607,685	1,616,781
Premises and equipment, net	217,963	206,948	651,523	613,765
Data processing	85,710	81,323	256,698	246,353
Directors’ fees	30,875	30,300	139,550	91,750
Professional fees	45,222	42,180	141,340	120,397
Marketing and advertising	24,211	24,936	91,331	78,507
FDIC insurance	22,623	3,505	70,833	10,618
Taxes other than income and payroll	32,602	28,159	102,818	90,529
Community and shareholder relations and contributions	17,539	17,436	75,011	71,031
Supplies, printing and postage	18,077	19,916	54,402	57,125
Other	81,070	71,537	222,866	204,342

	1,115,061	1,084,574	3,414,057	3,201,198

Income before income taxes	309,226	525,834	898,558	1,408,438
Income tax expense	90,843	172,387	261,925	468,079

Net income	$218,383	$353,447	$636,633	$940,359

Average shares outstanding (basic)	575,760	571,916	574,770	571,734

Average shares outstanding (diluted)	599,871	598,948	602,155	595,336

Basic earnings per share	$0.38	$0.62	$1.11	$1.64

Diluted earnings per share	$0.36	$0.59	$1.06	$1.58

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$218,383	$353,447	$636,633	$940,359
Other comprehensive income (loss), net of tax:
Unrealized gains/(losses) on securities arising during the period	124,497	57,128	(48,772)	37,258

Comprehensive income	$342,880	$410,575	$587,861	$977,617

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$636,633	$940,359
Adjustments to reconcile net income to net cash from operating activities:
Provision (credit) for loan losses	20,000	(112,080)
Depreciation	141,436	127,662
Net amortization (accretion) of securities	(13,145)	(102,377)
Stock-based compensation	16,865	2,199
Loans originated for sale	(1,371,000)	(474,500)
Proceeds from sales of loan originations	1,402,164	481,951
Gains on sales of loans and credit card portfolio	(31,164)	(35,951)
Loss on disposal of fixed assets	—	1,594
Gain on sale of other real estate owned	(2,285)	—
Federal Home Loan Bank stock dividends	—	(13,000)
Increase in cash surrender value of life insurance	(36,809)	(21,081)
Net change in other assets and other liabilities	880,134	(117,792)

Net cash from operating activities	1,642,829	676,984

Cash flows from investing activities
Available for sale securities:
Purchases	—	(2,987,110)
Maturities, repayments and calls	743,945	5,426,138
Purchase of Federal Home Loan Bank stock	(24,600)	(13,800)
Net decrease in interest-bearing deposits in other banks	2,200,000	—
Net (increase) in loans	(8,277,403)	(2,490,248)
Purchases of premises and equipment	(128,127)	(15,966)
Proceeds from sale of credit card portfolio	—	313,497
Purchase of bank owned life insurance	—	(500,000)
Acquisition of other real estate owned	—	(136,946)
Proceeds from sale of other real estate owned	267,285	—

Net cash from investing activities	(5,218,900)	(404,435)

Cash flows from financing activities
Net increase in deposits	12,289,667	10,797,587
Proceeds from issuance of common stock under Employee Stock Purchase Plan	14,761	17,030
Proceeds and income tax benefit from exercise of stock options	36,126	—
Cash paid for fractional shares	—	(4,802)

Net cash from financing activities	12,340,554	10,809,815

Change in cash and cash equivalents	8,764,483	11,082,364
Cash and cash equivalents at beginning of period	18,096,477	7,343,006

Cash and cash equivalents at end of period	$26,860,960	$18,425,370

Supplemental cash flow information:
Interest paid	$4,084,518	$3,110,208
Income taxes paid	290,000	540,000

Supplemental disclosure of noncash investing activities:
Non cash transfer from loans to other real estate owned	$—	$130,000
See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
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
September 30, 2007
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
Earnings per Common Share: Basic earnings per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings per share are computed as follows:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2007	2006	2007	2006
Numerator:
Net income	$218,383	$353,447	$636,633	$940,359

Denominator:
Denominator for basic earnings per share— weighted average shares	575,760	571,916	574,770	571,734
Effect of dilutive securities:
Nonqualified stock options	24,111	27,032	27,385	23,602

Denominator for diluted earnings per share	599,871	598,948	602,155	595,336

Basic earnings per share	$0.38	$0.62	$1.11	$1.64

Diluted earnings per share	$0.36	$0.59	$1.06	$1.58

Stock options for 4,007 and 8,514 shares of common stock were not considered in computing diluted earnings per common share for the nine-month and three month periods, respectively, ended September 30, 2007 as these shares were antidilutive. Stock options for 8,014 shares of common stock were not considered in computing diluted earnings per common share for the nine months and three months ended September 30, 2006 because these shares were also antidilutive.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
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
Adoption of New Accounting Pronouncements: The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements. The Company and its subsidiaries are subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before 2003. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007.
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
September 30, 2007
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Management is currently evaluating the impact on the Company’s financial statements of adopting this standard.
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
NOTE 2 — LOANS
Loans at September 30, 2007 and December 31, 2006, were as follows:

	September 30,	December 31,
	2007	2006
Commercial real estate	$70,353,713	$66,570,136
Commercial business	34,960,960	28,987,234
Commercial construction	2,361,662	2,214,763
Home equity lines of credit	6,501,209	7,860,647
Residential mortgage and construction	1,280,281	1,226,016
Consumer installment	3,027,130	3,261,615
Other	29,106	28,833

	$118,514,061	$110,149,244

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
NOTE 2 — LOANS (continued)
Activity in the Allowance for Loan Losses for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2007	2006	2007	2006
Beginning balance	$1,663,031	$1,603,649	$1,588,217	$1,541,654
Loans charged off	—	(66,656)	—	(148,881)
Recoveries	10,000	19,595	87,414	224,595
Provision (credit) for loan losses	22,600	(51,300)	20,000	(112,080)

Ending balance	$1,695,631	$1,505,288	$1,695,631	$1,505,288

At September 30, 2007 and December 31, 2006, loans totaling $1,007,171 and $1,698,377 were in nonaccrual status, respectively. There were no other loans more than 90 days past due. Impaired loans, consisting entirely of loans in nonaccrual status, totaled $1,007,171 at September 30, 2007 and $1,698,377 at December 31, 2006.
NOTE 3 — DEPOSITS
Deposits at September 30, 2007 and December 31, 2006, were as follows:

	September 30,	December 31,
	2007	2006
Noninterest-bearing demand	$14,724,098	$16,115,340
Interest-bearing demand	5,819,328	7,859,550
Market Rate Savings	80,696,297	58,528,182
Time under $100,000	23,429,234	26,049,710
Time $100,000 and over	14,879,833	18,706,341

	$139,548,790	$127,259,123

At September 30, 2007, the Bank had approximately $5,745,831 in national market certificates of deposit, primarily in amounts of $99,000. As of December 31, 2006, the Bank had approximately $9,605,366 in national market certificates of deposit.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
NOTE 4—FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At September 30, 2007 and December 31, 2006, advances from the Federal Home Loan Bank were as follows:

	September 30,	December 31,
	2007	2006
Maturing March 2009, fixed rate advance at 3.25%	$2,500,000	$2,500,000
Maturing April 2010, fixed rate advance at 4.57%	1,000,000	1,000,000

	$3,500,000	$3,500,000

Interest is payable monthly, and the advances are payable at the maturity date, with prepayment penalties for early payment. The advances are collateralized by approximately $5,775,000 of loans secured by first mortgages on 1-4 family residential properties and $349,100 of FHLB stock under a blanket lien agreement. As of September 30, 2007, the Company’s available borrowing capacity with the FHLB was $16,207,000.
In 2003, the Company entered into a line of credit agreement with another financial institution to obtain funding to provide capital to the Bank as needed. The amount of the line was increased to $4,000,000, with up to $1,000,000 for the purpose of providing additional capital to the Bank as needed, and up to $3,000,000 for liquidity purposes. The interest rate on the line is variable, at 1.10% below the prime rate or LIBOR plus 1.50%, which is at the Company’s option at the time the line is drawn. The line is secured by 100% of the stock of the Bank. In September 2007, the line was renewed and modified, with a new maturity of July 1, 2009.
As of September 30, 2007, and December 31, 2006 the balance on the line of credit was zero. The Company did not borrow against the line of credit during 2006 or during the first three quarters of 2007.
The Company has the ability to borrow under various other credit facilities that totaled $24,138,000 at September 30, 2007. Of this amount, $875,000 is available for short-term borrowing under an unsecured federal funds line through a correspondent bank at overnight borrowing rates, $7,056,000 is on lines secured by the Company’s unpledged securities and $16,207,000 is available at market rates that would vary based on the term of each borrowing, and would be secured by the Company’s securities or real estate loans.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
NOTE 5 — STOCK COMPENSATION PLAN
The following is the stock option activity for the periods indicated:

	Nine months ended		Nine months ended
	September 30, 2007		September 30, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding, beginning of period	113,136	$18.53	114,136	$18.52
Forfeited	—	—	—	—
Exercised	(1,625)	17.48	—	—
Granted	500	29.00	—	—

Options outstanding, end of period	112,011	$18.59	114,136	$18.52

Options exercisable, end of period	110,730	$18.50	112,964	$18.47

In September 2007, options to purchase a total of 500 shares of stock at $29.00 per share were granted to one non-executive employee. No options were granted in 2006.
The fair value for stock options granted during 2007 was determined at the date of grant using a Black-Scholes option-pricing model and the following assumptions:

2007
Risk-free interest rate	4.49%
Expected option life (years)	7
Expected stock price volatility	11.24%
Dividend yield	0.00%
The aggregate intrinsic value is defined as the difference between the price of the Company’s stock as of September 30, 2007 and the exercise price of the option. The aggregate intrinsic value of all options outstanding at September 30, 2007 was $1,177,990. The aggregate intrinsic value of all options exercisable at September 30, 2007 was $1,174,616.
The intrinsic value of the options exercised in the first nine months of 2007 was $22,725, and the related income tax benefit was $7,726.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2007
OVERVIEW
The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at September 30, 2007, to that of December 31, 2006, and the results of operations for the nine months and three months ended September 30, 2007 and 2006. You should read this discussion in conjunction with the interim financial statements and footnotes included herein.
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
FINANCIAL CONDITION
Assets
Total assets as of September 30, 2007 increased 9.6% to $158,019,000, compared with $144,115,000 at December 31, 2006.
The primary reason for the increase in total assets was an increase in deposits. Excess funds were placed in overnight Federal funds and other short-term instruments as new loan activity was somewhat mitigated by competitive factors in the Bank’s market area.
Loans increased $8,365,000 or 7.6%, to $118,514,000 at September 30, 2007, compared with $110,149,000 at December 31, 2006.
As of September 30, 2007, there were approximately $1,764,000 of securities of U.S. government-sponsored enterprises, $3,941,000 of mortgage-backed securities and $4,455,000 of tax-exempt municipal bonds in the available-for-sale securities portfolio. There were unrealized losses (net of unrealized gains) of $52,000 in the available-for-sale securities portfolio as of September 30, 2007. Maturities of securities of U.S. government-sponsored enterprises generally are of a short-term nature, between three to five years, and municipal bonds generally have maturities of a longer-term, not to exceed fifteen years.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2007
FINANCIAL CONDITION (continued)
Most of the net loan growth in the first nine months of 2007 was in the commercial loan sector. This growth was mainly attributable to commercial business loans and commercial real estate loans, which increased approximately $5,974,000 and $3,784,000, respectively. Partially offsetting the growth in commercial loans was a decrease of $1,359,000 in home equity lines of credit. Commercial construction, residential mortgage and construction loans and consumer installment loans remained relatively constant compared to December 31, 2007.
As of September 30, 2007, commercial loans totaled $107,676,000, or 90.9% of total loans. Home equity lines and residential real estate loans totaled $7,781,000, or 6.5% of total loans and consumer and other loans totaled $3,056,000, or 2.6% of the loan portfolio.
The Company’s loan-to-deposit ratio decreased slightly to 84.9% as of September 30, 2007, compared to 86.5% at December 31, 2006, mainly because deposits increased more than loans during the period. The increase in assets, primarily Federal funds sold, was responsible for a decrease in the Company’s loan-to-assets ratio, from 76.4% at December 31, 2006 to 75.0% at September 30, 2007. Management anticipates that the loan-to-deposit ratio for 2007 will remain in the 85% to 90% range and the loan-to-assets ratio will be approximately 75% to 80%.
Of the total loans at September 30, 2007, approximately $87,084,000 or 73.5% are at a variable rate of interest, and $31,430,000 or 26.5% are fixed rate. Including scheduled principal repayments, approximately $71,578,000, or 60.4%, of loans mature or are scheduled to reprice within twelve months. Only $1,058,000 of total loan principal matures or reprices in more than five years.
The Bank owns single-premium cash-surrender value life insurance policies on the Chief Executive Officer, the Chief Lending Officer and the Chief Financial Officer. The Bank is the owner and sole beneficiary of these policies. These are tax-advantaged instruments in that the increases in cash surrender value and the eventual death benefit under the policies are not taxable income to the Bank. The income from these policies is intended to help offset the cost of providing a supplemental retirement plan for each executive. As of September 30, 2007, the total cash surrender value of all three policies was $1,129,000.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2007
FINANCIAL CONDITION (continued)
In 2006, the Company had recorded $265,000 of Other Real Estate Owned, which represented the fair market value of the property reduced by management’s estimate of anticipated costs to market and sell the property. In the second quarter of 2007, the property was sold, and the Company realized a minimal gain of $2,285.
Liabilities
Deposits increased to $139,549,000 at September 30, 2007, an increase of 9.7% over the $127,259,000 at December 31, 2006. Deposits at September 30, 2007 consisted of $14,724,000 or 10.6% in noninterest-bearing demand deposits, $5,819,000 or 4.2% in interest-bearing NOW accounts, $80,696,000 or 57.8% in variable-rate savings and money market accounts (known as Market Rate Savings Accounts) and $38,309,000 or 27.4% in time deposits.
Included in the time deposits total is $5,746,000 of national market CDs, primarily from other banks and credit unions, in increments of $99,000 or $100,000, with original terms ranging from twelve months to five years, and rates ranging from 3.35% to 5.15%. As of September 30, 2007, the weighted average rate of these CDs was 4.30% and the weighted average remaining maturity was 14.3 months. At December 31, 2006, there was $9,605,000 in national market CDs. Although management believes these CDs were obtained at market rates at the time they were originated, they may be more vulnerable to price sensitivity than local deposits. Management has not been attempting to renew these deposits as they mature, as they are being replaced by the growth in local deposits.
Overall, management had expected deposits to continue to grow at a slower rate in 2007 than in 2006 at the Bank’s Brecksville location. However, actual results as of September 30, 2007 have exceeded management’s expectations as Brecksville had a total of $41,018,000 in deposits, mostly in Market Rate Savings accounts, compared to $32,087,000 at December 31, 2006.
Please refer to Note 4 and the discussion beginning on page 25 of this report, under the caption “Liquidity and Capital Resources,” for more information about the Company’s additional sources of funding.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2007
FINANCIAL CONDITION (continued)
Shareholders’ Equity
Total shareholders’ equity increased $656,000, to $13,587,000 at September 30, 2007, from $12,931,000 at December 31, 2006. This increase was a result of net income of $637,000 for the first nine months of 2007, the issuance of $14,000 of common stock under the Employee Stock Purchase Plan, the issuance of $36,000 of common stock under the Stock Option Plan, and the issuance of $16,000 of common stock under a stock grant, offset by a decrease in the fair value of available-for-sale securities, net of tax, of $49,000.
RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
Overview
Net income for the first nine months of 2007 was down 32.3%, to $637,000, or $1.06 per diluted share, from the $940,000, or $1.58 per diluted share earned in the same period in 2006. One major reason for this decrease was that the provision for loan losses as of September 30, 2006 reflected the impact of a large recovery of a significant loan loss from 2004 which did not reoccur at the same level for the first nine months of 2007. Net interest income decreased $154,000, or 3.7%, and noninterest expenses increased $213,000, or 6.6%. The increase in noninterest expenses was mainly due to higher directors’ fees and Federal Deposit Insurance Corporation (FDIC) insurance.
Net Interest Income
Net interest income declined for the first nine months of 2007 from the comparable period of 2006. Net interest income was $4,040,000 for the period ending September 30, 2007, a decrease of 3.7%, compared to $4,194,000 earned in the same period of 2006.
The decrease in net interest income is mainly attributable to higher interest-bearing deposit balances, especially Market Rate Savings accounts, as well as higher rates paid on deposits. This decrease was partially offset by a slightly improved yield and higher loan balances in the first three quarters of 2007 compared with 2006. Federal funds sold and other short-term funds, as well as tax-exempt investments contributed to net interest income. However, these instruments carry a lower yield than loans and the yield on Fed funds sold will start to decline in line with the recent target rate reduction. The Board of Governors of the Federal Reserve recently reduced the Federal funds target rate 50 basis points near the end of the third quarter which will likely cause a decline in the yield of the Bank’s loan portfolio.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2007
RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (continued)
The following table illustrates the average balances and annualized interest rates for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
Loans	$115,347	$6,878	7.97%	$112,861	$6,703	7.94%
Investment securities-taxable	6,132	238	5.20%	5,123	168	4.39%
Investment securities-tax exempt	4,460	172	5.15%	1,156	42	4.92%
Restricted stock	585	27	6.09%	550	24	5.73%
Federal funds sold and other short-term funds	19,618	762	5.19%	8,972	335	4.99%

Total interest earning assets	146,142	8,077	7.39%	128,662	7,272	7.56%
Noninterest earning assets	4,466			3,904

Total Assets	$150,608			$132,566

Interest-bearing transaction accounts	$6,601	50	1.00%	$7,053	53	1.00%
Market rate savings	69,826	2,449	4.69%	51,078	1,598	4.18%
Certificate of deposit and IRAs	41,842	1,400	4.47%	44,730	1,321	3.95%
Borrowings	3,500	95	3.63%	3,500	95	3.63%

Total interest bearing liabilities	121,769	3,994	4.38%	106,361	3,067	3.86%

Noninterest bearing liabilities	15,632			14,136
Shareholders’ equity	13,207			12,069

Total Liabilities and Shareholders’ Equity	$150,608			$132,566

Net interest income		4,083			4,205
Tax equivalent adjustment		(43)			(11)

Net interest income per financial statements		$4,040			$4,194

Net yield on average earning assets			3.73%			4.37%

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2007
RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (continued)
The following table sets forth on a fully taxable-equivalent basis the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:
Volume Variance is the change in volume multiplied by the previous year’s rate. Rate Variance is the change in rate multiplied by the previous year’s volume. Rate/Volume Variance is the change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

	Nine months ended
	September 30, 2007 vs. 2006
	Increase (Decrease) in
	Net Interest Income Due to
($ in thousands)	Volume	Rate	Net
Interest income:
Loans	$80	$95	$175
Investment securities-taxable	36	34	70
Investment securities-tax exempt	127	3	130
Restricted stock	2	1	3
Federal funds sold and other short-term funds	413	14	427

Total interest-earning assets	658	147	805

Interest expense:
Interest-bearing transaction accounts	3	—	3
Market rate savings accounts	(640)	(211)	(851)
Certificates of deposit and IRAs	87	(166)	(79)
Borrowings	—	—	—

Total interest-bearing liabilities	(550)	(377)	(927)

Change in net interest income	$108	$(230)	$(122)

Interest Income
Interest income increased 10.6% when comparing the nine months ended September 30, 2007 with the same period of 2006.
Interest and fee income on loans for the first nine months of 2007 was $6,878,000, up $175,000 or 2.6% from $6,703,000 for the first nine months of 2006. Interest and dividend income from securities and short-term funds increased to $1,130,000, or 111.2% through the first nine months of 2007, from $535,000 in the same period in 2006. This increase in 2007 was primarily due to higher average balances in Federal funds sold and tax-exempt municipal securities.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2007
RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (continued)
Interest Expense
Interest expense increased 30.2% when comparing the nine months ended September 30, 2007 with the same period of 2006. Total interest expense was $3,994,000 for the first three quarters of 2007, compared to $3,067,000 in the same period of 2006. Interest on deposits increased 31.2%, to $3,899,000 in the first nine months of 2007, from $2,972,000 in the same period last year. The increase in deposit interest expense was due primarily to higher balances in interest-bearing deposits in addition to increases in the average interest rates paid on those deposits. Interest on borrowings was $95,000 for both periods presented.
Net Interest Margin
Both net interest income and the net interest margin have declined, due mainly to the higher rates paid on deposits and higher interest-bearing deposit balances, especially Market Rate Savings accounts. In the first nine months of 2007, the net interest margin was 3.73%, down when compared with 4.37% in the first nine months of 2006. In the quarter ended December 31, 2006, the Company applied SAB 108 cumulative catch-up treatment for certain loan origination costs which had previously been expensed as incurred rather than deferred and amortized over the life of the loan. The impact of this catch-up adjustment for the first three quarters of 2006 would have been the recognition of approximately $40,000 of amortized deferred loan costs which would have resulted in a net interest margin of 4.33% for that period.
The yield on earning assets has decreased to 7.39% for the first nine months 2007 and compared to 7.56% in the prior period of 2006. The relative mix of earning assets has changed with a higher percentage of assets in lower-yielding Federal funds sold and investment securities. In the first nine months of 2007, the yield on loans was 7.97%, up slightly from 7.94% in the first nine months of 2006.
In the first nine months of 2007, the cost of interest-bearing deposits was 4.41%, up from 3.86% in the first nine months of 2006. This increase also reflects overall interest rate increases and competitive factors present in the Bank’s market area. The overall cost of interest-bearing funds (deposits and borrowings) was 4.38% in the first nine months of 2007, compared with 3.86% in the same period of 2006.
Management’s unwillingness to lower its loan underwriting standards or to make loans at rates not commensurate with the underlying risk had slowed loan growth for several quarters in 2006. Deposits, primarily in Market Rate Savings accounts, grew during that same timeframe and have continued to grow throughout 2007. To the extent these increased deposits were not deployed in loans, they were placed in short-term Federal funds sold to be available when the commercial lending environment became more stable. Management has seen evidence of increasing opportunities in commercial lending and anticipates that these excess funds will be used to make

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2007
RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (continued)
high-quality loans in the foreseeable future. However, the combination of these two factors has currently had a detrimental impact on the Company’s net interest margin.
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
Consistent application of this methodology resulted in a provision for the nine months ended September 30, 2007 compared to a reversal of amounts previously provided for the same period in 2006. During the first nine months of 2006, $112,000 of amounts previously provided for were reversed compared to $20,000 of expense recorded during the first nine months of 2007. In the first three quarters of 2007, recoveries totaling $85,000 were recorded on one loan that had been charged off in 2004. For the first nine months of 2006, the allowance for loan losses benefited from recoveries totaling $215,000 that were recorded on the same loan.
At September 30, 2007 and December 31, 2006, loans totaling $1,007,000 and $1,698,000, respectively, were in nonaccrual status (i.e., on which no interest income is being recorded).
Management’s determination of the appropriate level of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of the Bank and of other similar community financial institutions which management believes are representative of the probable loss experience of the Bank. Other factors considered include the composition of the loan portfolio, current economic conditions, the creditworthiness of the Bank’s borrowers and other related factors. The Company has experienced a low level of net charge-offs since its inception. As the loan portfolio becomes more seasoned, the level of charge-offs could increase which would have an impact on the provision for loan losses. Management and the Board believe the allowance for loan losses at September 30, 2007, is adequate to absorb probable incurred losses in the loan portfolio.
Noninterest Income
Total noninterest income for the first nine months of 2007 was $293,000, down 3.5% from $303,000 for the same period in 2006. Six mortgage loans totaling $1,371,000 were sold through

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2007
RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (continued)
the Federal Home Loan Bank of Cincinnati’s Mortgage Purchase Program during the first nine months of 2007 for a total gain of $31,000 compared to a total gain of $7,000 recorded on the sale of four mortgage loans totaling $474,000 during the first nine months of 2006. Also, noninterest income for the period ended September 30, 2006 includes a gain of $28,500 from the sale of the Company’s credit card portfolio during the third quarter of 2006. There were no commercial loans sold during the first nine months of 2007 or 2006. Due to unfavorable pricing in the current, highly competitive commercial lending environment, the Company has not recently sold commercial loans in the secondary market.
Service charges on deposit accounts decreased to $114,000 year-to-date in 2007, from $134,000 for the same period of 2007, a decrease of 14.9%. The largest component of service charges on deposit accounts is non-sufficient fund (NSF) and overdraft charges which decreased to $60,000 as of September 30, 2007, from $86,000 for the comparable period of 2006.
“Other” noninterest income includes fee income related to the Bank’s ATM program and the increase in the cash surrender value of the three life insurance policies on the Company’s key executives. An increase in the cash surrender value of $37,000 was recorded for the first nine months of 2007 compared to $21,000 for the same period of 2006. This increase was mainly attributable to the purchase of two additional policies in September 2006.
Noninterest Expenses
Noninterest expenses were $3,414,000 for the first nine months of 2007, an increase of $213,000, or 6.6% over the $3,201,000 for the same period of 2006. This increase is mainly attributable to higher FDIC insurance premiums as well as an increase in directors’ fees.
In addition to the SAIF insurance premium, the Federal Deposit Insurance Corporation (FDIC) began assessing all banks and savings institutions for a risk-based FDIC insurance fund premium in January 2007. Prior to January 1, 2007, the rate had been -0- for this fund. The new risk-based premiums range from $0.05 to $0.43 per $100 of deposits. The Company’s current assessment rate is $0.0580 per $100 of deposits. This change has resulted in an increase of $60,000 in FDIC insurance expense for the first nine months of 2007 when compared to the same period in 2006.
Directors’ fees increased to $140,000 in the first nine months of 2007, from $92,000 in the same period in 2006. This was attributable to an increase in per-meeting fees for directors and a one-time grant of stock and cash totaling $23,500.
As previously discussed, management recorded an entry in the fourth quarter of 2006 to defer estimated direct loan origination costs incurred since the beginning of the year in accordance with

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2007
RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (continued)
SAB 108. Approximately $40,000 of estimated direct loan origination costs, mainly compensation costs, would have been deferred in the first nine months of 2006, reducing salaries and employee benefits expense to $1,577,000. For the nine months ended September 30, 2007, salaries and employee benefits expense was reduced by approximately $39,000 of deferred loan compensation costs.
Total “other” noninterest expenses in the first nine months of 2007 and 2006 consisted of the following:

	Nine months ended
	September 30,
	2007	2006
Collection expenses	$82,000	$41,000
Loan expense	25,000	15,000
Insurance	25,000	28,000
Travel and entertainment	35,000	35,000
Telephone	19,000	18,000
Other	37,000	67,000

	$223,000	$204,000

Management expects that the expenses related to the Brecksville location will continue to negatively affect results during the next one to two years as it continues to expand its lending efforts in its market area in order to cover its overhead.
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
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
Net income for the third quarter of 2007 was $218,000, or $0.36 per diluted share, compared to $353,000, or $0.59 per diluted share for the same quarter of 2006. This represents a decrease of 38.2%. The primary reasons for the decrease in net income were increases in the provision for loan losses and noninterest expenses as well as a decrease in net interest income.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2007
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 (continued)
Net Interest Income
Net interest income decreased in the third quarter of 2007 when compared with the same quarter of 2006. Net interest income was $1,357,000 in the third quarter of 2007, down $83,000, or 5.8%, from the $1,440,000 in the same period of 2006. The decrease in net interest income is primarily attributable to the increase in interest-bearing deposit balances and the interest rates paid on these deposits, particularly Market Rate Savings accounts. These higher-rate deposits have been mostly deployed into Federal funds sold, which have a lower yield than loans. In the third quarter of 2007, the net interest margin decreased to 3.55%, down from 4.34% for the third quarter of 2006.
In the third quarter of 2007, the yield on loans was 7.91%, down from 8.16% for the same quarter of 2006. The overall cost of interest-bearing funds (deposits and borrowings) was 4.44% for the third quarter of 2007, compared with 4.12% for the third quarter of 2006. The cost of interest-bearing deposits was 4.46%, up from 4.13% for the third quarter of 2006.
Provision for Loan Losses
Consistent application of the Company’s loan loss methodology for the three months ended September 30, 2007 and 2006 resulted in an increase in the provision for loan losses of $74,000.
Noninterest Income
Total noninterest income for the third quarter of 2007 was $90,000, down 24.3% compared to $119,000 for the same period in 2006. Service charges on deposit accounts decreased to $40,000 for the third quarter of 2007, compared to $45,000 for the third quarter of 2006, a decrease of 12.2%. Also included in noninterest income for the period ended September 30, 2006 was a gain of $28,500 from the sale of the Company’s credit card portfolio.
Noninterest Expense
In the third quarter of 2007, total noninterest expenses increased 2.8% when compared with the same quarter of 2006, primarily due to an increase in FDIC insurance expense, up $19,000 and an increase in expenses related to premises and equipment, up $11,000. Offsetting this increase was salaries and employee benefits expense which decreased $19,000, or 3.4%. For the three months ended September 30, 2007, salaries and employee benefits expense was reduced by approximately $10,000 of deferred loan compensation costs. Approximately $13,000 of estimated direct loan origination costs, mainly compensation costs, would have been deferred in the third quarter of 2006, reducing salaries and employee benefits expense to $545,000. For the three months ended

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2007
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 (continued)
September 30, 2007, salaries and benefits expense was also reduced by lowering the accrual for the Company’s incentive compensation plan (which includes all employees) according to the provisions of the plan because the Company is not fully achieving budgeted targets.
Total other noninterest expense for the three months ended September 30, 2007 and September 30, 2006 consisted of the following:

	Three months ended
	September 30,
	2007	2006
Collection expenses	$27,000	$19,000
Loan expenses	7,000	4,000
Insurance	9,000	10,000
Travel and entertainment	13,000	15,000
Telephone	7,000	6,000
Other	18,000	17,000

	$81,000	$71,000

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
Assets available to satisfy liquidity needs include cash and due from banks, Federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets were approximately $37,021,000 at September 30, 2007, compared to $31,261,000 at December 31, 2006.
In the past, when loan demand outpaced local deposit growth, the Company had used other sources of funding, including national market CDs and Federal Home Loan Bank advances (as previously discussed). As the Brecksville and Medina offices have added core deposits, the Company has been able to significantly decrease its reliance on the above mentioned alternative sources of funding. If additional liquidity is needed in the future, there are several available sources, including purchasing Federal funds, obtaining additional Federal Home Loan Bank advances, acquiring additional national market CDs or brokered deposits, using surety bonds to secure public deposits, and selling loans. The Company also can borrow under various lines of credit. At

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2007
LIQUIDITY AND CAPITAL RESOURCES (continued)
September 30, 2007, these credit facilities aggregated approximately $24,138,000 at the Bank and $4,000,000 at the Holding Company.
As discussed previously, total shareholders’ equity increased $656,000, to $13,587,000 at September 30, 2007 from $12,931,000 at December 31, 2006. The increase was due to net income of $637,000 and the issuance of stock under various plans totaling $68,000, offset by the decrease in the fair value of available-for-sale securities, net of tax, of $49,000.
At September 30, 2007 and December 31, 2006, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum	Minimum
			to be	required
	Western Reserve Bank		considered	for capital
	Sept. 30,	December 31,	well-	adequacy
	2007	2006	capitalized	purposes
Tier 1 “core” capital to risk-weighted assets	8.9%	9.0%	6.0%	4.0%
Total capital to risk-weighted assets	10.9%	11.3%	10.0%	8.0%
Tier 1 leverage ratio	7.2%	7.5%	5.0%	4.0%
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
The Company has approximately $500,000 remaining as of September 30, 2007 from the common stock offering in 2004 to downstream to the Bank as paid in capital as needed to support the Bank’s capital requirements as it grows.
In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2007
LIQUIDITY AND CAPITAL RESOURCES (continued)
per year at market prices and without brokerage commissions. There are 6,250 shares of authorized but unissued shares of stock allocated to the Plan. Because the Plan has been registered with the SEC, there are no restrictions on the resale of the stock, other than those applicable to “affiliates” as defined in Rule 144 of the Securities and Exchange Commission. As of September 30, 2007, a total of 2,821 shares of common stock have been issued to 27 participants through the Plan.
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
AND RESULTS OF OPERATIONS
September 30, 2007
LIQUIDITY AND CAPITAL RESOURCES (continued)
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
During 2006 the Company began to moderate its asset-sensitivity. Strategies that the Company used to transition its balance sheet to a liability-sensitive position as rates appeared to be reaching their peak included emphasizing shorter-term deposits and other funding sources, longer repricing intervals on new loans and transitioning funds from short-term Fed funds sold to longer-term investment securities. The Federal Reserve continued to increase short-term interest rates until mid-year, with a total of four more rate increases of 25 basis points each with the last increase being on June 29, 2006. As of December 31, 2006, the Fed funds rate was 5.25% and remained at 5.25% until mid September 2007 at which time it was lowered 50 basis points to 4.75%.
At September 30, 2007, the Company was in a liability-sensitive “GAP” position with $96,186,000 of assets and $112,314,000 of liabilities maturing or repricing within one year, therefore the one-year interest rate gap was a negative $16,128,000, or 85.6%. Although the Bank is currently in a liability-sensitive position, a significant portion of the Bank’s liabilities are Market Rate Savings accounts which are priced according to a national money market index. This index normally moves in relation to the Federal funds target rate but has lagged behind the recent rate cut. This has had a detrimental impact on the Company’s net interest margin.
CRITICAL ACCOUNTING POLICIES
The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and recoveries and decreased by charge-offs. Management estimates the allowance balance by considering the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2007
CRITICAL ACCOUNTING POLICIES (continued)
conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the loan balance cannot be collected. Management considers various factors, including portfolio risk, economic environment and loan delinquencies, when determining the level of the provision for loan losses. Loan quality is monitored on a monthly basis by management and twice annually by an independent third party. The Company’s Loan Review Committee, which is comprised of three independent members of the Company’s Board of Directors, is responsible for reviewing the results of this independent third party assessment.

WESTERN RESERVE BANCORP, INC.
CONTROLS AND PROCEDURES
September 30, 2007
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2007, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
September 30, 2007
PART II—OTHER INFORMATION
Items 1, 3, and 5 are not applicable.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The Company filed a Registration Statement on Form 8-A with the SEC on April 28, 2005 to register its common shares under Section 12(g) of the 1934 Act.
The Company has a nonqualified stock option plan, the Western Reserve Bancorp, Inc. 1998 Stock Option Plan, as amended (the “Plan”), which provides for the issuance of shares of common stock of the Company (“Shares”). All current participants of the Plan are Ohio residents. There were two transactions under the Plan involving the unregistered issuance of Shares during the period April 1, 2007 through June 30, 2007. These issuances resulted from the exercise of stock options by one director and one non-executive employee. On April 13, 2007, 1,500 Shares were issued for $17.60 per Share, an aggregate price of $26,400. The second transaction on May 8, 2007, involved the issuance of 125 Shares at a price of $16.00 per Share, an aggregate of $2,000.
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
Item 4 — Submission of Matters to a Vote of Security Holders
     None.

Item 6 — Exhibits
WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
September 30, 2007

Exhibit
No.	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)	*

3.2	Code of Regulations of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)	*

4	Legend Placed on Certificates Representing Shares Issued pursuant to an exemption from registration under Section 3(a)(11) of the Securities Act and Rule 147 thereunder

10.1	Employment Agreement of Edward J. McKeon, Dated December 15, 2005. (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 19, 2005)	*

10.2	Lease Agreement by and between Michael Rose DBA Washington Properties and Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 31, 1999)	*

10.3	Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of June 21, 2007 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on June 26, 2007)	*

10.4	Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)	*

10.5	Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)	*

10.6	Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May 5, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)	*

10.7	Western Reserve Bank Supplemental Executive Retirement Plan, dated May 15, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)	*

10.8	Western Reserve Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2003)	*

10.9	Lease Agreement by and between Western Reserve of Brecksville, LLC and Western Reserve Bank (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2005)	*

*	Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
September 30, 2007

Exhibit
No.	Description of Exhibits
10.10	First amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on May 16, 2005)	*

10.11	Second amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 30, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 15, 2005)	*

10.12	Western Reserve Bancorp, Inc. and Western Reserve Bank Incentive Compensation Plan, Amended and Restated as of January 18, 2007 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 29, 2007)	*

10.13	Third amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 20, 2006 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2006)	*

10.14	Fourth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated February 6, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)	*

10.15	Fifth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 21, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)	*

10.16	Sixth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 28, 2007

11	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 1 of this Form 10-QSB)	*

14	Western Reserve Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2004)	*

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

*	Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-QSB
Quarter ended September 30, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.

Date: November 14, 2007	By:	/s/ Edward J. McKeon

Edward J. McKeon President and Chief Executive Officer (Principal Executive Officer)

/s/ Cynthia A. Mahl

Cynthia A. Mahl Senior Vice President/Chief Financial Officer (Principal Financial Officer)