Form 10KSB
period 2007-12-31
WESTERN RESERVE BANCORP INC
filed 2008-03-28
CIK 1051473

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended       December 31, 2007

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
Common stock, no par value, $1.00 stated value
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d)of the Exchange Act.       ☐
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.      Yes ☑       No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☑
The Issuer’s gross revenues for its most recent fiscal year were $11,248,386.
The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 14, 2008 was approximately $10,559,610 (which excludes 112,868 shares held by directors and executive officers). As of said date, the Issuer had 582,184 shares of Common Stock issued and outstanding.

Documents incorporated by reference:
Parts I and II:	Portions of Registrant’s 2007 Annual Report to Shareholders
Part III:	Portions of Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2008
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I
Item 1. Description of Business
General
Western Reserve Bancorp, Inc. (“the Company”), an Ohio corporation incorporated on February 25, 1997, is a bank holding company that owns all of the capital stock of the Western Reserve Bank, an Ohio state-chartered bank headquartered in Medina, Ohio (the “Bank”). From the date of the Company’s inception through October 1998, the Company and the Bank conducted no business other than matters incidental to their organization and opening for business. On February 24, 1998, the Company commenced an initial public offering (the “Offering”) of up to 625,000 shares of its Common Stock pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission (“SEC”) on February 12, 1998, as amended. The Offering was concluded on July 1, 1998. A total of 400,334 shares of the Company’s common stock were sold, with proceeds, net of offering costs, of $6,368,499. Approximately $5,800,000 of the proceeds was used to provide initial capitalization for the Bank. The Bank commenced business on November 6, 1998.
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
Under applicable law, the Bank is permitted to make loans to individual borrowers in aggregate amounts of up to 15 percent of the sum of the Bank’s total capital and allowance for loan losses. At December 31, 2007, the Bank’s legal lending limit was approximately $2,233,000. The Board of Directors has established an “in-house” lending limit of $1,500,000, although, under certain circumstances, the Board Loan Committee can authorize, on a case-by-case basis, lending relationships in excess of this “in-house” limit. The Board may from time to time raise or lower the “in-house” limit as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions. The Board approved an increase to the “in-house” limit on January 17, 2008 to $1,800,000. The Company believes that the Bank’s legal lending limit is adequate to satisfy the credit needs of most of its clients. For credit needs that exceed the Bank’s legal lending limit, the Bank has the ability to participate with other banks to meet the credit need. In such instances, the Bank intends to be the lead bank in the loan arrangement.
The Bank’s market area is competitive. There are at least fifteen commercial banks, savings institutions and credit unions with nearly thirty offices in the Bank’s primary service areas of Medina and Brecksville. In recent years, several banks and savings institutions headquartered outside of Medina County acquired or opened new branches in the Medina area. However, in the past few years, many of the area’s financial institutions have been acquired by large regional organizations headquartered outside of the Medina area. The rapid growth of the Bank in the nine years since it opened has confirmed that belief. The Bank also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.
Employees
At December 31, 2007, the Bank has 37 full-time-equivalent employees (33 full-time and 8 part-time). None of its employees is covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.
Reports to Security Holders
The Company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy solicitation materials, as applicable, under Commission Regulation 14A. The public may read and copy any materials the Company files with the Commission at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.
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
The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s Chief Executive Officer and Chief Financial Officer are required which attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. Additionally, the Chief Executive Officer and Chief Financial Officer are required to certify that the Company has effective disclosure controls and procedures. In accordance with Section 404 of the Sarbanes-Oxley Act, the Company implemented a program to monitor the Company’s internal control over financial reporting for its fiscal year ended December 31, 2007. This included the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls and testing of the operating effectiveness of key controls over financial reporting. The Company’s independent registered public auditing firm will be required to issue an opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2009. See Item 8A(T) of the Company’s annual report on Form 10-KSB for more information regarding management’s evaluation of the Company’s disclosure controls and procedures, and the Company’s internal control over financial reporting.

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
Effective March 31, 2006, the FDIC merged the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) to form the Deposit Insurance Fund (DIF). The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (FICO) to impose and collect assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation. The annual FICO assessment rate as of the first quarter of 2008 is 1.12 basis points.
On November 2, 2006, the FDIC adopted final regulations that assess deposit insurance premiums based on risk. The new regulation will enable the FDIC to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the DIF. Under the new risk-based assessment system, the FDIC will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios and its long-term debt issuer rating. For institutions deemed by the FDIC to pose the least amount of risk to the DIF, the new rates vary between five and seven cents for every $100 of domestic deposits. The assessment paid by the Company during the year ended December 31, 2007 was approximately six cents for every $100 of domestic deposits and it is expected to remain near this amount for the year ended December 31, 2008. The maximum assessment rate for high risk institutions is currently forty-three cents per $100 in assessable deposits.
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
As of December 31, 2007, the Bank was considered “well-capitalized” and exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 10.9%, a Tier 1 risk-based capital ratio of 9.0% and a leverage ratio of 7.3%. As a result of the Corporation’s equity offering in the second half of 2000, the Bank, on January 2, 2001, issued $1,500,000 of subordinated debt to the Corporation. This debt is treated as Tier 2 capital (subject to certain limitations) for the Bank’s risk-based capital calculations. Also, as of December 31, 2007, the Company has approximately $200,000 remaining from the Company’s equity offering in 2004 available to invest in the Bank as the Bank needs additional capital. During 2007, the Company downstreamed $300,000 to the Bank as capital. No funds were downstreamed from the Holding Company to the Bank to maintain capital adequacy requirements during 2006.
The Bank has grown rapidly in its nine-year history, and continued rapid growth will require it to consider capital strategies to support that growth. The Company has a $4,000,000 line of credit through an unaffiliated financial institution, with up to $1,000,000 for the purpose of providing additional capital to the Bank as needed, and up to $3,000,000 for liquidity purposes. By the Company borrowing against the line of credit and then investing the funds into the Bank as capital, the Bank is able to manage its capital ratios. The interest rate on the line is variable, at 1.10% below the prime rate or LIBOR plus 1.50%, which is at the Company’s option at the time the line is drawn. The line is secured by 100% of the stock of the Bank. There are certain covenants on the line relating to the Company’s and the Bank’s operating performance and capital status. As of December 31, 2007 and December 31, 2006, the Company and the Bank were in compliance with all covenants. The Company did not borrow against the line of credit during 2007 or 2006. As of December 31, 2007 and December 31, 2006 the balance on the line of credit was zero. Other capital-raising strategies that the Company could consider in the future include issuing trust preferred securities, selling more common stock or issuing subordinated debt at the Bank level.

Dividends. Ohio law and FRB provisions prohibit the Bank, without the prior approval of both the Division and the FRB, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. Accordingly, the Bank will have approximately $1,960,000, plus its net income in 2008, available to be paid as dividends to the Company. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2007.
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
Additional and Pending Regulation. The Bank is also subject to federal regulation as to such matters as the maintenance of required reserves against deposits, limitations in connection with affiliate transactions, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement by the Bank of its own securities and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act (Regulation Z), the Federal Equal Credit Opportunity Act (Regulation B), the Fair Credit Reporting Act (Regulation V), the Truth in Savings Act (Regulation DD), the Community Reinvestment Act (Regulation BB), anti-redlining legislation and antitrust laws.
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

The information on pages 37-40 of the Company’s 2007 Annual Report to Shareholders under the caption “Net Interest Income” of “Management’s Discussion and Analysis” is incorporated by reference.

II.	INVESTMENT PORTFOLIO

The estimated fair values of securities available for sale at December 31, 2007 and 2006 are as follows:

		Gross	Gross	Weighted
	Fair	Unrealized	Unrealized	Average
	Value	Gains	Losses	Yield
2007
U.S. Government sponsored agencies	$2,505,915	$6,412	$(518)	4.82%
Mortgage-backed	3,931,094	54,803	(5,483)	5.29%
Municipal	4,545,956	46,929	(12,181)	5.53	%(1)

	$10,982,965	$108,144	$(18,182)	5.28%

2006
U.S. Government sponsored agencies	$2,018,404	$—	$(6,596)	4.85%
Mortgage-backed	4,470,140	22,847	(10,163)	5.24%
Municipal	4,476,239	25,787	(9,811)	5.54	%(1)

	$10,964,783	$48,634	$(26,570)	5.29%

Maturities of Investment Securities

	Due in one		Due in one		Due in five		Greater
	year or less		to five years		to ten years		than ten years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yields	Amount	Yields	Amount	Yields	Amount	Yields
U.S. Government sponsored agencies	$500,021	4.23%	$1,501,684	4.88%	$504,210	5.25%	$—	—
Mortgage-backed	—	—	—	—	166,077	5.08	3,765,017	5.30%
Municipal	—	—	338,087	5.27 (1)	1,868,223	5.39 (1)	2,339,646	5.68 (1)

	$500,021	4.23%	$1,839,771	4.95%	$2,538,510	5.34%	$6,104,663	5.45%

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

(1)	Fully tax-equivalent based on federal income tax structure applicable at December 31, 2007.
III.	LOAN PORTFOLIO
A.	Types of Loans — Total loans on the balance sheet are comprised of the following classifications at December 31, 2007 and 2006.

	2007	2006
Commercial	$110,433,677	$97,772,133
Home equity lines of credit	6,663,412	7,860,647
Residential mortgage and construction	1,513,902	1,226,016
Consumer installment	2,985,560	3,261,615
Other	31,506	28,833

	$121,628,057	$110,149,244

Concentrations of Credit Risk: Western Reserve Bank grants commercial, residential real estate mortgage and installment loans to businesses and individuals mainly in Medina, Cuyahoga and contiguous counties in Ohio. Commercial loans include loans collateralized by business assets. At December 31, 2007, commercial loans secured by real estate make up approximately 61.7% of the loan portfolio. Other commercial loans to businesses comprise 29.1% of total loans, and are expected to be repaid from cash flows from operations of the businesses. Variable rate home equity lines of credit make up approximately 5.5% of the loan portfolio and are collateralized

III.	LOAN PORTFOLIO (Continued)
by residential real estate. Residential mortgage and construction loans are 1.2% of the loan portfolio and are secured primarily by first mortgages on residential property. Installment loans to individuals and other loans make up approximately 2.5% of the loan portfolio and are primarily collateralized by consumer assets or are unsecured. At December 31, 2007, approximately 1.1% of the Bank’s total loan portfolio was unsecured.

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates — The following table shows the maturity distribution and sensitivity to changes in interest rates of loans outstanding as of December 31, 2007. Fixed rate loans are presented based on their maturity date, and variable rate loans with floating or adjustable interest rates are included based on their earliest repricing opportunity.
Loan Maturities and Sensitivity to Changes in Interest Rates

	Within	One to	After
	one year	five years	five years	Total
Commercial	$59,032,514	$50,452,581	$948,582	$110,433,677
Home equity lines of credit	6,663,412	—	—	6,663,412
Residential mortgage and construction	823,577	379,371	310,954	1,513,902
Consumer installment	2,638,972	226,107	120,481	2,985,560
Other	31,506	—	—	31,506

	$69,189,981	$51,058,059	$1,380,017	$121,628,057

Of the loans due after one year, approximately $27,556,000 have variable interest rates, and $24,882,000 have fixed interest rates.

C.	Risk Elements
1.	Nonaccrual, Past Due, Restructured and Impaired Loans — The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31.

		2007	2006
(a)	Loans accounted for on a nonaccrual basis	$720,356	$1,698,377
(b)	Accruing loans which are contractually past due 90 days or more as to interest or principal payments	—	—
(c)	Loans not included in (a) or (b) which are “Troubled Debt Restructurings” as defined by Statement of Financial Accounting Standards No. 15	—	—
(d)	Other loans defined as “impaired”	—	—

		$720,356	$1,698,377

	Percentage of allowance to non-performing loans	223%	94%

Management believes the allowance for loan losses at December 31, 2007 is adequate to absorb probable losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on the Company’s loss experience, the loss experience of comparable companies, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

III.	LOAN PORTFOLIO (Continued)

2007
Gross interest income that would have been recorded in 2007 on nonaccrual loans outstanding at December 31, 2007 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period	$40,617

Interest income actually recorded on nonaccrual loans and included in net income for the period	—

Interest income not recognized during the period	$40,617
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

As of December 31, 2007, in addition to the $720,356 of loans reported under Item III, C.1., there are no other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C.1 at some future date. There were no loans classified for regulatory purposes as loss, doubtful or substandard that have not been disclosed in Section 1 above.

3.	Foreign Loans Outstanding

None

4.	Loan Concentrations

As of December 31, 2007, commercial loans to entities classified as real estate holding companies comprise approximately $35,085,000, or 28.8% of the total loan portfolio. However, this category includes a significant proportion of loans for buildings that are owner-occupied, and that are classified as real estate holding companies solely because the owner of the operating company has formed a real estate holding company for the single purpose of owning the building that they then lease to their operating company.
D.	Other Interest-Bearing Assets

There are no other interest-bearing assets as of December 31, 2007 that would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE
A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2007	2006
Loans
Loans outstanding at end of period	$121,628,057	$110,149,244

Average loans outstanding during period	$116,805,656	$112,385,151

Allowance for loan losses
Balance at beginning of period	$1,588,217	$1,541,654

Loans charged-off
Commercial	202,300	47,264
Home equity lines of credit	—	96,656
Residential mortgage and construction	—	—
Consumer installment	1,368	—
Credit card	—	4,961

	203,668	148,881
Recoveries of loans previously charged-off
Commercial	104,795	235,674
Residential mortgage and construction	—	—
Consumer installment	220	—
Credit card	—	—

	105,015	235,674

Net loans charged-off (recovered)	98,653	(86,793)
Provision (credit) for loan losses	116,202	(40,230)

Balance at end of period	$1,605,766	$1,588,217

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	0.08%	(0.08)%

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

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

			Percentage of Loans in
			Each Category to
	Allowance Amount		Total Loans
	2007	2006	2007	2006
Commercial	$1,550,730	$1,510,114	90.8%	88.8%
Home equity lines of credit	33,118	39,104	5.5	7.1
Residential mortgage & construction	5,241	4,624	1.2	1.1
Installment and credit card loans to individuals	16,442	34,299	2.5	3.0
Unallocated	235	76	0.0	0.0

Total	$1,605,766	$1,588,217	100.0%	100.0%

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)
While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.
V.	DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the year ended December 31:

	2007		2006
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$15,569,503	0.00%	$14,004,469	0.00%
Interest bearing demand deposits	6,435,294	1.00	7,011,898	1.00
Savings and money market accounts	73,089,677	4.63	52,889,525	4.31
Certificates of deposit and IRAs	40,857,055	4.48	44,604,064	4.04

	$135,951,529	3.88	$118,509,956	3.50

At December 31, 2007, the Bank had $12,847,567 of time certificates of deposit of $100,000 or more outstanding. Remaining maturities of these time deposits are as follows:

Three months or less	$4,065,029
Over three through six months	3,258,034
Over six through twelve months	2,569,823
Over twelve months	2,954,681

$12,847,567

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2007	2006
Average total assets	$153,374,000	$134,805,000
Average shareholders’ equity	$13,345,000	$12,223,000
Net income	$817,214	$1,151,166
Return on average total assets	0.53%	0.85%
Return on average shareholders’ equity	6.12%	9.42%
Cash dividends declared	$0.00	$0.00
Dividend payout percentage	n/a	n/a
Average shareholders’ equity to average total assets	8.70%	9.07%
VII.	SHORT-TERM BORROWINGS

The Company did not have any reportable categories of short-term borrowings during or at the end of the reported periods.

Item 2. Description of Property
The Company leases premises for the Bank’s main office at 4015 Medina Road, Suite 100, Medina, Ohio, which also serve as the Company’s corporate headquarters. The leased premises consist of approximately 7,884 square feet of a three-story multi-tenant brick building constructed in 1998 with ample parking. The building is located on State Route 18, a major thoroughfare in Medina, approximately 1.5 miles west of Interstate 71 and 1 mile east of downtown Medina. The Bank has five interior teller stations (two of which are sit-down teller desks and three of which are traditional stand-up teller counters), a two-lane drive-through, a drive-up ATM and a night depository facility.
During 2002, the Bank leased additional office space in an adjacent building in the same office complex to accommodate the growth of the commercial lending department. There are approximately 2,500 square feet in this area. During 2007, the Company received $9,000 in rental income from subleasing this space.
In February 2004, the Bank leased approximately 3,900 additional square feet of office space adjacent to its headquarters at 4015 Medina Road, and the Loan Department moved back into the main building.
The leases described above have a primary term of ten years with options for two five-year extensions. The annual lease payment was $255,247 for 2007 and $250,246 for 2006, and is subject to increases each subsequent year. The facility is leased under an operating lease from a member of the Board of Directors. Refer to Note 4 on page 19 of the Company’s 2007 Annual Report to Shareholders (incorporated herein by reference) for additional discussion about the lease.
On October 4, 2004, the Company opened a second full-service facility located at 8751 Brecksville Road, Brecksville, Ohio. The Bank entered into an operating lease agreement with an unrelated entity for approximately 5,600 square feet of space for this location. The lease is for a term of ten years beginning October 1, 2004, with two five-year renewal options. Rent for 2007 was $157,806 and $154,712 for 2006, with a provision for annual increases of two percent.
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
No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
The Company’s Common Stock was held by approximately 505 holders of record as of December 31, 2007. During 2005, the Company enlisted the services of Howe Barnes Investments to begin making a market in the Company’s shares of stock. Howe Barnes Investments is a ninety year old Chicago based investment firm that specializes in the research and trading of small and medium sized community bank stocks. The Company’s shares are quoted on the OTC “Pink Sheets” under the symbol WRBO. To date there has been no regular and liquid market for the common stock, and there can be no assurance that a regular and liquid trading market will develop in the foreseeable future although management believes the arrangement with Howe Barnes Investments will provide shareholders with improved liquidity of their shares. The Company declared a five-for-four stock split as of September 22, 2006 for shareholders of record as of September 5, 2006. A total of 114,270 new shares were issued and cash of $4,803 was paid for 141 fractional shares. The high and low bid information in the table below has been compiled from NASDAQ.com and has been adjusted for the five-for-four stock split. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

2007	High	Low
Fourth quarter	$26.05	$24.10
Third quarter	$29.00	$29.00
Second quarter	$28.65	$28.65
First quarter	$31.50	$31.50

2006	High	Low
Fourth quarter	$31.00	$30.10
Third quarter	$30.00	$30.00
Second quarter	$29.60	$29.60
First quarter	$26.40	$25.40
The Company filed a Registration Statement on Form 8-A with the SEC on April 28, 2005 to register its common shares under Section 12(g) of the 1934 Act.
The Company has a nonqualified stock option plan, the Western Reserve Bancorp, Inc. 1998 Stock Option Plan, as Amended. All participants of the Plan are Ohio residents. In December 2006, options to purchase 1,000 shares of stock were exercised by a director at $17.60 per share. Before May 31, 2007 options to purchase 1,500 shares of stock were exercised by a director at $17.60 per share and options to purchase 125 shares of stock at $16.00 were exercised by a non-executive officer of the Company. The shares were issued in reliance upon Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated thereunder. Because of the requirements of Rule 147, the shares issued under the Plan cannot be sold outside of the State of Ohio for nine (9) months after issuance.
On May 31, 2007, the Company filed a Registration Statement on Form S-8 with the SEC to register the 125,000 Shares covered by the Plan. Subsequent to the filing of this Registration Statement, during 2007 options to purchase 3,000 shares of stock were exercised by two directors at $17.60 per share pursuant to such Registration Statement.
No cash or other dividends were declared or paid since the Company’s inception on February 25, 1997. The Company expects that all Company and Bank earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, the Company will probably be largely dependent upon dividends paid by the Bank for funds to pay dividends on the Common Stock. It is also possible, however, that the Company could pay dividends in the future generated from investment income and other activities of the Company. As part of the conditions for renewal of a line of credit with another financial institution described in Note 6 on pages 20 and 21 of the Company’s 2007 Annual Report to Shareholders, the Company may, over the life of the loan agreement, declare or pay dividends subject to an aggregate limit of $100,000.
Under Ohio law, the Bank will be restricted as to the maximum amount of dividends it may pay on its Common Stock. For additional discussion regarding dividend restrictions, please refer to the discussion regarding Supervision and Regulation in Part I of this Form 10-KSB.

Item 6. Management’s Discussion and Analysis and Results of Operations
The information on pages 34-46 of the Company’s 2007 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis” is incorporated by reference.
Item 7. Financial Statements
The following financial statements and related notes from the 2007 Annual Report to Shareholders are incorporated by reference:

Annual Report
Page No.
Report of Independent Registered Public Accounting Firm	5
Consolidated Balance Sheets	6
Consolidated Statements of Income	7
Consolidated Statements of Changes in Shareholders’ Equity	8
Consolidated Statements of Cash Flows	9
Notes to Consolidated Financial Statements	10-32
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 8A(T). Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Western Reserve Bancorp, Inc.’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)/15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Western Reserve Bancorp, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the President and Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as well as COSO’s Guidance for Smaller Public Companies. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2007.
This annual report does not include an attestation report of the Company’s registered public accounting firm, Crowe Chizek and Company LLC, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Edward J. McKeon	/s/ Cynthia A. Mahl

Edward J. McKeon	Cynthia A. Mahl
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer
March 12, 2008

Item 8B. Other Information
None.
PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act
A.	Directors. The information on pages 12-13 of the Company’s Proxy Statement under the caption “Election of Directors” is incorporated by reference.
B.	Executive Officers. The information on page 16 of the Company’s Proxy Statement under the caption “Summary Compensation Table” is incorporated by reference.

C.	Family Relationships. None.

D.	Involvement in Certain Legal Proceedings. None.
E.	Audit Committee Financial Expert. The Company’s Board of Directors has determined that C. Richard Lynham, Chairman of the Audit Committee, is a “financial expert” as defined under the regulations promulgated under the Sarbanes-Oxley Act and is “independent” defined under Rule 4200 of the National Association of Securities Dealers (“NASD”) Marketplace Rules.
F.	Identification of the Audit Committee. The information on pages 8-9 of the Company’s Proxy Statement under the caption “Board Structure and Committees” is incorporated by reference.
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
The information on page 12 of the Proxy Statement under the caption “Election of Directors” is incorporated by reference.
The Company has a nonqualified stock option plan that provides for up to 125,000 shares of the Company’s common stock to be available for grant to officers, employees, directors and others. The exercise price is at least the market price at date of grant. The maximum option term is ten years, and options generally vest over three years as follows: 25% one year from the grant date, 50% after two years, and 100% after three years. Options granted after 2004 vest 100% after five years. As of December 31, 2007, the following equity securities are authorized for issuance under the plan:

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
	rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	n/a	0
Equity compensation plans not approved by security holders	109,886	$18.71	7,797
Total	109,886	$18.71	7,797
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

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2008.

WESTERN RESERVE BANCORP, INC.
By:	/s/ Edward J. McKeon
Edward J. McKeon, President, Chief
Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 28, 2008.

/s/ P.M. Jones	/s/ Edward J. McKeon
P.M. Jones, Chairman of the Board	Edward J. McKeon, President, Chief
Executive Officer and Director

/s/ Roland H. Bauer	/s/ Bijay K. Jayaswal
Roland H. Bauer, Director	Bijay K. Jayaswal, Director

/s/ Ray E. Laribee	/s/ C. Richard Lynham
Ray E. Laribee, Director	C. Richard Lynham, Director

/s/ R. Hal Nichols	/s/ Rory H. O’Neil
R. Hal Nichols, Director	Rory H. O’Neil, Director

/s/ Michael R. Rose	/s/ Glenn M. Smith
Michael R. Rose, Director	Glenn M. Smith, Director

/s/ Thomas A. Tubbs	/s/ Cynthia A. Mahl
Thomas A. Tubbs, Director	Cynthia A. Mahl, Senior Vice President
and Principal Financial and Accounting
Officer

WESTERN RESERVE BANCORP, INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibits

3.1	Amended and Restated Articles of Incorporation of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)

3.2	Code of Regulations of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)

4	Legend Placed on Certificates Representing Shares Issued pursuant to an exemption from registration under Section 3(a)(11) of the Securities Act and Rule 147 thereunder

10.1	Employment Agreement of Edward J. McKeon, Dated December 15, 2005. (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 19, 2005)

10.2	Lease Agreement by and between Michael Rose DBA Washington Properties and Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 31, 1999)

10.3	Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of June 21, 2007 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on June 26, 2007)

10.4	Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)

10.5	Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)

10.6	Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May 5, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)

10.7	Western Reserve Bank Supplemental Executive Retirement Plan, Amended and Restated as of December 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 27, 2006)

10.8	Western Reserve Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2003)

10.9	Lease Agreement by and between Western Reserve of Brecksville, LLC and Western Reserve Bank (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2005)

10.10	First amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on May 16, 2005)

10.11	Second amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 30, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 15, 2005)

10.12	Western Reserve Bancorp, Inc. and Western Reserve Bank Incentive Compensation Plan, Amended and Restated as of January 18, 2007 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 29, 2007)

10.13	Third amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 20, 2006 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2006)

Exhibit No.	Description of Exhibits

10.14	Fourth amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated February 6, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)

10.15	Fifth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 21, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)

10.16	Sixth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 28, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2007)

11	Statement re: Computation of Per Share Earnings (incorporated by reference to page 32 of the Company’s 2007 Annual Report to Shareholders)

13	2007 Annual Report to Shareholders (Except for sections incorporated by reference into this Form 10-KSB, the Annual Report to Shareholders shall not be deemed to be “filed” with the Commission.)

21	Subsidiary of Western Reserve Bancorp, Inc.

23	Consent of Crowe Chizek and Company LLC

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer