Form 10-Q
period 2008-03-31
WESTERN RESERVE BANCORP INC
filed 2008-05-15
CIK 1051473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2008

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
582,397 shares of common stock, no par value, $1.00 stated value as of May 8, 2008

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Quarter ended March 31, 2008

Page
PART I—Financial Information

ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3

Consolidated Statements of Income for the three months ended March 31, 2008 and 2007	4

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2008 and 2007	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	6

Notes to Consolidated Financial Statements	7

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3 QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	N/A

ITEM 4 CONTROLS AND PROCEDURES	29

PART II—Other Information	30

SIGNATURES	33
EX-31.1
EX-31.2
EX-32.1
EX-32.2

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Mar. 31,	Dec. 31,
	2008	2007
Assets
Cash and due from financial institutions	$2,932,805	$2,486,243
Federal funds sold and other short-term funds	9,838,977	21,332,285

Cash and cash equivalents	12,771,782	23,818,528

Interest-bearing deposits in other banks	3,000,000	—
Securities available for sale	11,783,135	10,982,965
Restricted stock	629,900	593,400
Loans	131,935,131	121,628,057
Allowance for loan losses	(1,705,091)	(1,605,766)

Loans, net	130,230,040	120,022,291

Premises and equipment, net	1,171,367	1,187,302
Bank owned life insurance	1,155,308	1,142,580
Foreclosed assets	371,000	371,000
Accrued interest receivable and other assets	1,399,928	1,241,651

Total Assets	$162,512,460	$159,359,717

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$14,791,080	$17,080,851
Interest-bearing	124,441,735	124,348,417

Total deposits	139,232,815	141,429,268
Line of credit	3,000,000	—
Federal Home Loan Bank advances	5,500,000	3,500,000
Accrued interest payable and other liabilities	577,044	501,476

Total Liabilities	148,309,859	145,430,744

Shareholders’ Equity
Common stock, without par value, $1 stated value:
1,500,000 shares authorized; 582,397 and 579,059 shares issued and outstanding as of March 31, 2008 and December 31, 2007	582,397	579,059
Additional paid-in capital	9,762,374	9,702,632
Retained earnings	3,705,469	3,587,907
Accumulated other comprehensive income	152,361	59,375

Total Shareholders’ Equity	14,202,601	13,928,973

Total Liabilities and Shareholders’ Equity	$162,512,460	$159,359,717

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended March 31,
	2008	2007
Interest and dividend income
Loans, including fees	$2,279,083	$2,225,539
Securities:
Taxable	80,511	82,592
Tax exempt	43,450	43,031
Dividends on restricted stock	7,997	8,390
Federal funds sold and other short-term funds	135,289	194,176

	2,546,330	2,553,728

Interest expense
Deposits	1,106,768	1,203,141
Borrowings	32,703	31,303

	1,139,471	1,234,444

Net interest income	1,406,859	1,319,284
Provision (credit) for loan losses	97,900	(4,600)

Net interest income after provision (credit) for loan losses	1,308,959	1,323,884
Noninterest income
Service charges on deposit accounts	40,111	35,154
Net gains on sales of loans	—	13,453
Other	39,030	36,690

	79,141	85,297

Noninterest expense
Salaries and employee benefits	610,998	532,345
Premises and equipment, net	232,320	215,024
Data processing	92,573	86,493
Directors’ fees	39,875	42,200
Professional fees	53,441	44,759
Marketing and advertising	23,099	27,638
FDIC insurance	26,886	13,524
Taxes other than income and payroll	39,204	36,128
Community and shareholder relations and contributions	24,178	22,414
Supplies, printing and postage	18,455	18,808
Other	72,251	59,627

	1,233,280	1,098,960

Income before income taxes	154,820	310,221
Income tax expense	37,258	90,267

Net income	$117,562	$219,954

Average shares outstanding (basic)	580,892	573,280

Average shares outstanding (diluted)	597,859	602,676

Basic earnings per share	$0.20	$0.38

Diluted earnings per share	$0.20	$0.36

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
	2008	2007
Net income	$117,562	$219,954
Other comprehensive income (loss), net of tax:
Unrealized gains/(losses) on securities arising during the period	92,986	(11,936)

Comprehensive income	$210,548	$208,018

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$117,562	$219,954
Adjustments to reconcile net income to net cash from operating activities:
Provision (credit) for loan losses	97,900	(4,600)
Depreciation	47,530	46,407
Net amortization (accretion) of securities	(4,074)	(3,945)
Stock-based compensation	870	364
Loans originated for sale	—	(518,000)
Proceeds from sales of loan originations	—	531,453
Gains on sales of loans	—	(13,453)
Federal Home Loan Bank stock dividends	(4,600)	—
Increase in cash surrender value of life insurance	(12,728)	(11,805)
Net change in other assets and other liabilities	(130,611)	(173,890)

Net cash from operating activities	111,849	72,485

Cash flows from investing activities
Available for sale securities:
Purchases	(2,020,806)	—
Maturities, repayments and calls	1,365,598	125,369
Purchase of Federal Reserve Bank stock	(9,000)	—
Purchase of Federal Home Loan Bank stock	(22,900)	—
Net (increase) decrease in interest-bearing deposits in other banks	(3,000,000)	2,200,000
Net (increase) in loans	(5,612,019)	(5,602,526)
Purchase of auto loan portfolio	(4,693,630)	—
Purchases of premises and equipment	(31,595)	(108,526)

Net cash from investing activities	(14,024,352)	(3,385,683)

Cash flows from financing activities
Net increase (decrease) in deposits	(2,196,453)	2,328,033
Proceeds from Federal Home Loan Bank advances	2,000,000	—
Proceeds from borrowing on line of credit	3,000,000	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	4,792	7,082
Proceeds and income tax benefit from exercise of stock options	57,418	—

Net cash from financing activities	2,865,757	2,335,115

Change in cash and cash equivalents	(11,046,746)	(978,083)
Cash and cash equivalents at beginning of period	23,818,528	18,096,477

Cash and cash equivalents at end of period	$12,771,782	$17,118,394

Supplemental cash flow information:
Interest paid	$1,163,753	$1,273,819
Income taxes paid	—	50,000
See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
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
Cash Equivalents: Cash and cash equivalents include cash, deposits with other financial institutions with no stated maturity or an original maturity under 90 days and federal funds sold. Net cash flows are reported for loan and deposit transactions, interest bearing deposits in other banks, other assets and other liabilities and short term borrowings.
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
March 31, 2008
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. It is the opinion of management that all adjustments necessary for a fair presentation have been made and that all adjustments were of a normal recurring nature. The Annual Report of the Company for the year ended December 31, 2007 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.
Earnings per Common Share: Basic earnings per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings per share are computed as follows:

	Three months ended Mar. 31,
	2008	2007
Numerator:
Net income	$117,562	$219,954

Denominator:
Denominator for basic earnings per share— weighted average shares	580,892	573,280
Effect of dilutive securities:
Nonqualified stock options	16,967	29,396

Denominator for diluted earnings per share	597,859	602,676

Basic earnings per share	$0.20	$0.38

Diluted earnings per share	$0.20	$0.36

Stock options for 14,458 and 4,007 shares of common stock were not considered in computing diluted earnings per common share for the three month periods ended March 31, 2008 and 2007, respectively, as these shares were antidilutive.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Bank-Owned Life Insurance: The Company has purchased life insurance policies on three key executives. Company-owned life insurance is recorded at its cash surrender value which represents the amount that can be realized.
Reclassifications: For comparative purposes, certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.
Adoption of New Accounting Pronouncements: In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement.” This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard is effective for fiscal years beginning after December 15, 2007. The Company owns no life insurance policies subject to endorsement split-dollar life insurance arrangements. Thus, the adoption of EITF Issue No. 06-4 did not have a material impact on the Company’s financial statements.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for the Company on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of this standard was not material to the Company.
NOTE 2 — LOANS
Loans at March 31, 2008 and December 31, 2007, were as follows:

	March 31,	December 31,
	2008	2007
Commercial real estate	$79,116,079	$73,122,859
Commercial business	35,395,918	35,391,508
Commercial construction	1,476,081	1,919,310
Home equity lines of credit	6,803,700	6,663,412
Residential mortgage and construction	1,618,029	1,513,902
Consumer installment	7,499,200	2,985,560
Other	26,124	31,506

	$131,935,131	$121,628,057

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
NOTE 2 – LOANS (continued)
Activity in the Allowance for Loan Losses for the three months ended March 31, 2008 and 2007 was as follows:

	Three months ended March 31,
	2008	2007
Beginning balance	$1,605,766	$1,588,217
Loans charged off	(781)	—
Recoveries	2,206	42,699
Provision (credit) for loan losses	97,900	(4,600)

Ending balance	$1,705,091	$1,626,316

At March 31, 2008 and December 31, 2007, loans totaling $741,908 and $720,356 were in nonaccrual status, respectively. There were no other loans more than 90 days past due. Impaired loans, consisting entirely of loans in nonaccrual status, totaled $741,908 at March 31, 2008 and $720,356 at December 31, 2007.
At March 31, 2008, $273,527, or 16.0% of the allowance for loan losses was allocated to $380,588 of loans individually considered to be impaired. No allowance for loan losses was allocated to the remaining $361,320 of loans individually considered to be impaired. At December 31, 2007, there was no allocation of the allowance for loan losses to loan balances individually evaluated for impairment.
NOTE 3 — DEPOSITS
Deposits at March 31, 2008 and December 31, 2007, were as follows:

	March 31,	December 31,
	2008	2007
Noninterest-bearing demand	$14,791,080	$17,080,851
Interest-bearing demand	6,389,216	6,662,678
Market Rate Savings	81,861,107	79,987,868
Time under $100,000	21,064,613	22,604,561
Time $100,000 and over	15,126,799	15,093,310

	$139,232,815	$141,429,268

At March 31, 2008, the Bank had approximately $4,961,203 in national market certificates of deposit, primarily in amounts of $99,000. As of December 31, 2007, the Bank had approximately $5,647,825 in national market certificates of deposit.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
NOTE 4 — FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At March 31, 2008 and December 31, 2007, advances from the Federal Home Loan Bank were as follows:

	March 31,	December 31,
	2008	2007
Maturing March 2009, fixed rate advances at rates from 2.39% to 3.25%, averaging 3.08%	$3,100,000	$2,500,000
Maturing March 2010, fixed rate advance at 2.70%	500,000	—
Maturing April 2010, fixed rate advance at 4.57%	1,000,000	1,000,000
Maturing March 2011, fixed rate advance at 3.06%	400,000	—
Maturing March 2012, fixed rate advance at 3.50%	300,000	—
Maturing March 2013, fixed rate advance at 3.75%	200,000	—

	$5,500,000	$3,500,000

Interest is payable monthly, and the advances are payable at their maturity date, with prepayment penalties for early payment. The advances are collateralized by approximately $8,250,000 of loans secured by first mortgages on 1-4 family residential properties and $377,000 of FHLB stock under a blanket lien agreement. As of March 31, 2008, the Company’s available borrowing capacity with the FHLB was $10,071,000.
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
On March 31, 2008, the Company borrowed $3,000,000 against this line of credit for liquidity purposes at prime less 1.10%, or 4.15%. As of December 31, 2007 the balance on the line of credit was zero. The Company did not borrow against the line of credit during 2007.
The Company has the ability to borrow under various other credit facilities that totaled $15,895,000 at March 31, 2008. Of this amount, $875,000 is available for short-term borrowing under an unsecured federal funds line through a correspondent bank at overnight borrowing rates, $4,948,000 is on lines secured by the Company’s unpledged securities and $10,071,000 is available at market rates that would vary based on the term of each borrowing, and would be secured by the Company’s securities or real estate loans.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
NOTE 5 – STOCK COMPENSATION PLAN
The following is the stock option activity for the period indicated:

	Three months ended
	March 31, 2008
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding, beginning of period	109,886	$18.71
Forfeited	—	—
Exercised	(3,125)	17.54
Granted	—	—

Options outstanding, end of period	106,761	$18.74

Options exercisable, end of period	104,480	$18.56

Intrinsic value is defined as the excess of the market price of the Company’s stock as of March 31, 2008 over the exercise price of the option. The aggregate intrinsic value of all options outstanding at March 31, 2008 was $487,822. The aggregate intrinsic value of all options exercisable at March 31, 2008 was also $487,822.
No options were granted during the first three months of 2008 or 2007.
Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the first three months of 2008 are listed in the table below. New shares were issued to satisfy these exercises.

Three months ended
March 31, 2008
Proceeds of options exercised	$54,800
Related tax benefit recognized	2,618
Intrinsic value of options exercised	7,700

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
NOTE 6 – FAIR VALUE
FASB Statement No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The Company used the following methods and significant assumptions to estimate fair value.
Securities: The fair values of securities available for sale are determined by obtaining quoted market prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.
Assets and liabilities measured at fair value on a recurring basis at March 31, 2008 are summarized below:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale	$11,783,135	—	$11,783,135	—
The only assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2008 are impaired loans, which are measured for impairment at the fair value of the underlying collateral. The fair value of impaired loans as of March 31, 2008 was immaterial.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2008
OVERVIEW
The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at March 31, 2008, to that of December 31, 2007, and the results of operations for the three months ended March 31, 2008 and 2007. You should read this discussion in conjunction with the interim financial statements and footnotes included herein.
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
FINANCIAL CONDITION
Assets
Total assets as of March 31, 2008 increased 2.0% to $162,512,000, compared with $159,360,000 at December 31, 2007.
Excess funds that had been placed in overnight Federal funds and other short-term instruments as of year-end were deployed into loans during the first quarter of 2008. Loans increased $10,307,000 or 8.5%, to $131,935,000 at March 31, 2008, compared with $121,628,000 at December 31, 2007.
As of March 31, 2008, there were approximately $1,279,000 of securities of U.S. government-sponsored enterprises, $5,924,000 of mortgage-backed securities and $4,580,000 of tax-exempt municipal bonds in the available-for-sale securities portfolio. Included in the totals above were unrealized gains (net of unrealized losses) of $231,000 in the available-for-sale securities portfolio as of March 31, 2008. Maturities of securities of U.S. government-sponsored enterprises generally are of a short-term nature, between three to five years, and municipal bonds generally have maturities of a longer-term, not to exceed fifteen years.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2008
FINANCIAL CONDITION (continued)
Most of the net loan growth in the first three months of 2008 was in the commercial loan sector. This growth was mainly attributable to commercial real estate loans, which increased approximately $5,993,000 compared to December 31, 2007. Consumer loans also increased $4,514,000 during the first quarter of 2008, primarily as a result of the purchase of a $4,694,000 automobile loan portfolio from an unaffiliated financial institution which is servicing these loans.
As of March 31, 2008, commercial loans totaled $115,988,000, or 87.9% of total loans. Home equity lines and residential real estate loans totaled $8,422,000, or 6.4% of total loans and consumer and other loans totaled $7,525,000, or 5.7% of the loan portfolio.
The Company’s loan-to-deposit ratio increased to 94.8% as of March 31, 2008, compared to 86.0% at December 31, 2007, mainly because loan growth outpaced deposit growth during the period. The increase in loans was responsible for an increase in the Company’s loan-to-assets ratio, from 76.3% at December 31, 2007 to 81.2% at March 31, 2008. Management anticipates that the loan-to-deposit ratio for the remainder of 2008 will be within the 97% to 102% range and the loan-to-assets ratio will be approximately 85% to 90%.
Of the total loans at March 31, 2008, approximately $90,864,000 or 68.9% are at a variable rate of interest, and $41,072,000 or 31.1% are fixed rate. Including scheduled principal repayments, approximately $75,750,000, or 57.4%, of loans mature or are scheduled to reprice within twelve months. $4,924,000 of total loan principal matures or reprices in more than five years.
The Company owns single-premium cash-surrender value life insurance policies on the Chief Executive Officer, the Chief Lending Officer and the Chief Financial Officer. The Company is the owner and sole beneficiary of these policies. These are tax-advantaged instruments in that the increases in cash surrender value and the eventual death benefit under the policies are not taxable income to the Company. The income from these policies is intended to help offset the cost of providing a supplemental retirement plan for each executive. As of March 31, 2008, the total cash surrender value of all three policies was $1,155,000.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2008
FINANCIAL CONDITION (continued)
As of March 31, 2008, the Company had $371,000 of Other Real Estate Owned for two properties acquired in 2007. This amount represents the fair market value of the property reduced by management’s estimate of anticipated costs to market and sell the property.
Liabilities
Deposits decreased to $139,233,000 at March 31, 2008, a decrease of 1.6% from the $141,429,000 at December 31, 2007. Deposits at March 31, 2008 consisted of $14,791,000 or 10.6% in noninterest-bearing demand deposits, $6,389,000 or 4.6% in interest-bearing NOW accounts, $81,861,000 or 58.8% in variable-rate savings and money market accounts (known as Market Rate Savings Accounts) and $36,191,000 or 26.0% in time deposits.
Included in the time deposits total is $4,961,000 of national market CDs, primarily from other banks and credit unions, in increments of $99,000 or $100,000, with original terms ranging from twelve months to five years, and rates ranging from 3.20% to 5.10%. As of March 31, 2008, the weighted average rate of these CDs was 4.11% and the weighted average remaining maturity was 16.0 months. At December 31, 2007, there was $5,648,000 in national market CDs. Although management believes these CDs were obtained at market rates at the time they were originated, they may be more vulnerable to price sensitivity than local deposits.
The Brecksville office, which opened in October 2004, continues to meet management’s expectations in terms of deposit growth. At March 31, 2008, that location’s total deposits were $41,073,000. The majority of these deposits (71.8%) were in Market Rate Savings Accounts. These deposits have allowed the Company to decrease its use of more volatile and costly deposits, such as national market CDs and short-term CDs from the State of Ohio.
Please refer to Note 4 and the discussion beginning on page 25 of this report, under the caption “Liquidity and Capital Resources,” for more information about the Company’s additional sources of funding.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2008
FINANCIAL CONDITION (continued)
Shareholders’ Equity
Total shareholders’ equity increased $274,000, to $14,203,000 at March 31, 2008, from $13,929,000 at December 31, 2007. This increase was a result of net income of $118,000 for the first three months of 2008, the issuance of $5,000 of common stock under the Employee Stock Purchase Plan, the issuance of $55,000 of common stock to satisfy stock option exercises and the increase in the fair value of available-for-sale securities, net of tax, of $93,000.
RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2008
Overview
Net income for the first three months of 2008 was down 46.6%, to $118,000, or $0.20 per diluted share, from the $220,000, or $0.36 per diluted share earned in the same period in 2007. Although net interest income increased, one major reason for the decrease in net income was that the provision for loan losses as of March 31, 2007 reflected the impact of a recovery of a significant loan loss from a prior year which did not reoccur at the same level for the first three months of 2008. In addition, the provision for loan losses as of March 31, 2008 increased significantly compared to the prior period as a result of growth in the loan portfolio. Net interest income increased $88,000, or 6.6%, and noninterest expenses increased $134,000, or 12.2%. The increase in noninterest expenses was mainly due to higher salary and employee benefit costs.
Net Interest Income
Net interest income increased for the first three months of 2008 from the comparable period of 2007. Net interest income was $1,407,000 for the period ending March 31, 2008, an increase of 6.6%, compared to $1,319,000 earned in the same period of 2007.
The increase in net interest income is mainly attributable to higher loan balances as well as lower rates paid on deposits, mainly Market Rate Savings accounts. This increase was partially offset by lower rates earned on loans and Federal funds sold and other short-term funds.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2008
RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2008 (continued)
The following table illustrates the average balances and annualized interest rates for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
Loans	$126,796	$2,279	7.21%	$112,694	$2,225	8.01%
Investment securities-taxable	6,360	81	5.08%	6,428	83	5.21%
Investment securities-tax exempt	4,572	59	5.20%	4,460	60	5.45%
Restricted stock	605	8	5.31%	569	8	5.98%
Federal funds sold and other short-term funds	15,183	135	3.57%	14,968	194	5.27%

Total interest earning assets	153,516	2,562	6.70%	139,119	2,570	7.49%
Noninterest earning assets	4,755			4,581

Total Assets	$158,271			$143,700

Interest-bearing transaction accounts	$6,344	16	1.00%	$6,573	16	1.00%
Market rate savings	81,050	689	3.41%	62,988	725	4.67%
Certificate of deposit and IRAs	37,482	401	4.30%	42,445	462	4.41%
Borrowings	3,640	33	3.60%	3,500	31	3.63%

Total interest bearing liabilities	128,516	1,139	3.56%	115,506	1,234	4.33%

Noninterest bearing liabilities	15,681			15,202
Shareholders’ equity	14,074			12,992

Total Liabilities and Shareholders’ Equity	$158,271			$143,700

Net interest income		1,423			1,336
Tax equivalent adjustment		(16)			(17)

Net interest income per financial statements		$1,407			$1,319

Net yield on average earning assets			3.72%			3.90%

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2008
RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2008
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

		Three months ended
	March 31, 2008 vs. 2007
		Increase (Decrease) in
	Net Interest Income Due to
($ in thousands)	Volume	Rate	Net
Interest income:
Loans	$242	$(188)	$54
Investment securities-taxable	(1)	(1)	(2)
Investment securities-tax exempt	—	(1)	(1)
Restricted stock	—	—	—
Federal funds sold and other short-term funds	—	(59)	(59)

Total interest-earning assets	241	(249)	(8)

Interest expense:
Interest-bearing transaction accounts	—	—	—
Market rate savings accounts	(179)	215	36
Certificates of deposit and IRAs	55	6	61
Borrowings	(2)	—	(2)

Total interest-bearing liabilities	(126)	221	95

Change in net interest income	$115	$(28)	$87

Interest Income
Tax equivalent interest income decreased 0.3% when comparing the three months ended March 31, 2008 with the same period of 2007.
Interest and fee income on loans for the first three months of 2008 was $2,279,000, up $54,000 or 2.4% from $2,226,000 for the first three months of 2007. Tax equivalent interest and dividend income from securities and short-term funds decreased to $283,000, or 18.0% through the first three months of 2008, from $345,000 in the same period in 2007. This decrease in 2008 was primarily due to lower rates earned on Federal funds sold and other short-term funds.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2008
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED MARCH 31, 2008
(continued)
Interest Expense
Interest expense decreased 7.7% when comparing the three months ended March 31, 2008 with the same period of 2007. Total interest expense was $1,139,000 for the first three months of 2008, compared to $1,234,000 in the same period of 2007. Interest on deposits decreased 8.0%, to $1,107,000 in the first quarter of 2008, from $1,203,000 in the same period last year. The decrease in deposit interest expense was due primarily to lower rates paid on interest-bearing deposits, mainly Market Rate Savings accounts. Interest on borrowings was $33,000 for the period ending March 31, 2008 compared to $31,000 for the prior period.
Net Interest Margin
Although net interest income improved compared to the first quarter of last year, the net interest margin was lower. Net interest margin was 3.72% in the first quarter of 2008, down from 3.90% in the first quarter of 2007. However, the margin has improved from the 3.61% in the fourth quarter of 2007. During 2007, deposits were repricing higher through the first half of the year, causing the Company’s net interest margin to compress. Beginning in September 2007, the Federal Reserve took actions that dramatically lowered short-term rates. The improvement in the net interest margin over the fourth quarter of 2007 is primarily due to the Company’s lowering rates paid on deposits, particularly on Market Rate Savings accounts, in response to the Federal Reserve’s target rate reductions.
The yield on earning assets has decreased to 6.70% for the first three months 2008 compared to 7.18% in the fourth quarter of 2007 and 7.49% in the prior period of 2007. This decrease reflects overall rate decreases that began near the end of 2007 and have continued during the first quarter of 2008. In the first three months of 2008, the yield on loans was 7.21% compared to 7.91% in the fourth quarter of 2007, down from 8.01% in the first three months of 2007.
In the first three months of 2008, the cost of interest-bearing deposits was 3.55%, down significantly from 4.33% in the fourth quarter of 2007 and from 4.36% in the first three months of 2007. This decrease also reflects overall interest rate decreases. The overall cost of interest-bearing funds (deposits and borrowings) was 3.56% in the first three months of 2008, compared with 4.31% for the fourth quarter of 2007 and 4.33% in the same period of 2007.
During March 2008, the Company purchased $2.0 million of mortgage-backed securities with the proceeds of $2.0 million of FHLB advances. The mortgages underlying the securities are four pools of fifteen-year fixed-rate loans with a five percent coupon and their weighted average yield to maturity is 4.55%. The weighted average cost of these advances is 2.90%. The anticipated cash flows received from the repayment of the mortgage-backed securities will be used to pay off the advances at their respective maturity dates. Management anticipates that this transaction will be beneficial to the net interest margin.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2008
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED MARCH 31, 2008
(continued)
Provision for Loan Losses
The allowance for loan losses is maintained at a level considered by management to be adequate to cover probable incurred credit losses in the loan portfolio. Management’s determination of the appropriate provision for loan losses and the adequacy of the allowance for loan losses is based on the Company’s historical losses adjusted for environmental factors which management believes are representative of the probable expected loss experience of the Company. Other factors considered by management include the composition of the loan portfolio, economic conditions, the creditworthiness of the Company’s borrowers and other related factors. The methodology used by management to perform this assessment is discussed in Critical Accounting Policies.
During the first quarter of 2008, management determined that it was appropriate to more heavily weight the Company’s own historical loss experience as well as its strong asset quality, as evidenced by its low non-performing assets and low delinquencies, to arrive at new loss allocation percentages for the commercial loan portfolio. Management also determined that separating the commercial loan portfolio into two categories, commercial real estate loans and commercial and industrial loans, provided the ability to properly assign relative loss factors to each category and recognize that the risks associated with these two types of loans are inherently different.
Application of this methodology resulted in a provision for loan losses of $98,000 for the three months ended March 31, 2008 compared to a reversal of $5,000 of amounts previously provided for the same period in 2007. In the first three months of 2008, recoveries totaling $2,000 were recorded on one loan that had been charged off in a prior year. For the first three months of 2007, the allowance for loan losses benefited from recoveries totaling $43,000 that were recorded on a different loan. The provision for loan losses in the first quarter of 2008 reflects overall growth in the loan portfolio. The new loss allocation percentages resulted in a reduction in the allowance for loan losses allocated generally across the loan portfolio but this reduction was more than offset by new specific loss reserves established for impaired loans. Management and the Board believe the allowance for loan losses at March 31, 2008 is adequate to absorb probable incurred losses in the portfolio.
At March 31, 2008 and December 31, 2007, loans totaling $742,000 and $720,000, respectively, were in nonaccrual status (i.e., on which no interest income is being recorded).

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2008
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED MARCH 31, 2008
(continued)
Noninterest Income
Total noninterest income for the first three months of 2008 was $79,000, down 7.2% from $85,000 for the same period in 2007. Three mortgage loans totaling $518,000 were sold through the Federal Home Loan Bank of Cincinnati’s Mortgage Purchase Program during the first three months of 2007 for a total gain of $13,000. No mortgage loans were sold through this program during the first three months of 2008.
Service charges on deposit accounts increased to $40,000 year-to-date in 2008, from $35,000 for the same period of 2007, an increase of 14.1%. This increase was mainly a result of a revised fee schedule that was implemented during the first quarter of 2008. The largest component of service charges on deposit accounts is non-sufficient fund (NSF) and overdraft charges which increased to $23,000 as of March 31, 2008, from $20,000 for the comparable period of 2007.
“Other” noninterest income includes fee income related to the Bank’s ATM program and the increase in the cash surrender value of the three life insurance policies on the Company’s key executives. An increase in the cash surrender value of $13,000 was recorded for the first three months of 2008 compared to $12,000 for the same period of 2007.
Noninterest Expenses
Noninterest expenses were $1,233,000 for the first three months of 2008, an increase of $134,000, or 12.2% over the $1,099,000 for the same period of 2007. This increase is mainly attributable to higher salary costs related to the addition of personnel and higher employee benefit costs.
Total “other” noninterest expenses in the first three months of 2008 and 2007 consisted of the following:

	Three months ended
	March 31,
	2008	2007
Collection and other real estate owned expenses	$31,000	$16,000
Loan expense	8,000	12,000
Travel and entertainment	11,000	10,000
Telephone	7,000	6,000
Other	15,000	16,000

	$72,000	$60,000

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2008
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED MARCH 31, 2008
(continued)
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
Assets available to satisfy liquidity needs include cash and due from banks, Federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets were approximately $27,555,000 at March 31, 2008, compared to $34,801,000 at December 31, 2007.
In the past, when loan demand outpaced local deposit growth, the Company had used other sources of funding, including national market CDs and Federal Home Loan Bank advances. As the Brecksville and Medina offices have added core deposits, the Company has been able to significantly decrease its reliance on these alternative sources of funding. If additional liquidity is needed in the future, there are several available sources, including purchasing Federal funds, obtaining additional Federal Home Loan Bank advances, acquiring additional national market CDs or brokered deposits, using surety bonds to secure public deposits, and selling loans. The Company also can borrow under various lines of credit. At March 31, 2008, these credit facilities aggregated approximately $15,895,000 at the Bank and $1,000,000 at the Holding Company.
As discussed previously, total shareholders’ equity increased $274,000, to $14,203,000 at March 31, 2008 from $13,929,000 at December 31, 2007. The increase was due to net income of $118,000, the issuance of stock under various plans totaling $60,000 and the increase in the fair value of available-for-sale securities, net of tax, of $93,000.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2008
LIQUIDITY AND CAPITAL RESOURCES (continued)
At March 31, 2008 and December 31, 2007, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum	Minimum
			to be	required for
	Western Reserve Bank		considered	capital
	March 31,	December 31,	well-	Adequacy
	2008	2007	capitalized	purposes
Tier 1 “core” capital to risk-weighted assets	8.6%	9.0%	6.0%	4.0%
Total capital to risk-weighted assets	10.2%	10.9%	10.0%	8.0%
Tier 1 leverage ratio	7.6%	7.3%	5.0%	4.0%
The Company’s continued growth has required management and the Board to consider capital strategies to support that growth. In 2003, the Company obtained a line of credit through an unaffiliated financial institution. By borrowing against the line of credit and then investing the funds into the Bank as capital, the Company is able to help the Bank manage its capital ratios. Presently, this facility is not being utilized. Other capital strategies that the Company continues to evaluate include issuing trust preferred securities, selling more stock or additional borrowing.
In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions. There are 6,250 shares of authorized but unissued shares of stock allocated to the Plan. Because the Plan has been registered with the SEC, there are no restrictions on the resale of the stock, other than those applicable to “affiliates” as defined in Rule 144 of the Securities and Exchange Commission. As of March 31, 2008, a total of 3,202 shares of common stock are held by 30 participants through the Plan.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2008
LIQUIDITY AND CAPITAL RESOURCES (continued)
At the Annual Meeting of Shareholders held on April 25, 2007, the shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 750,000 to 1,500,000. The additional shares will afford the Board of Directors the flexibility of utilizing authorized but unissued shares for general corporate purposes. These purposes could include certain shareholder enhancements such as a stock split or stock dividend (similar to the five-for-four stock split effected in September 2006), or issuance of shares under the Company’s Long Term Incentive Plan, the Company’s Employee Stock Purchase Plan, or similar plans subsequently adopted by the Company. The amendment also granted the Board authority to issue shares in connection with the raising of additional capital or acquisition of an existing bank, bank holding company or other financial institution. Having available authorized but unissued shares would allow the Board of Directors to act expeditiously in accomplishing any such goals should the Board deem it appropriate.
On May 25, 2007, the Company filed a Form S-8 Registration Statement with the SEC to register the 125,000 common shares related to the Western Reserve Bancorp, Inc. Amended and Restated 1998 Stock Option Plan. Please refer to Note 5 of this Form 10-Q for additional information on the Stock Option Plan.
On June 21, 2007, the Company filed a Form 8-K Current Report with the SEC reporting that the Board of Directors, upon the recommendation of the Compensation Committee of the Board (which is comprised entirely of outside directors), adopted an amendment to the Western Reserve Bancorp, Inc. Stock Option Plan to permit the Company, in its sole discretion, to allow an option holder to request a “cashless exercise” of his or her options, whereby the Company would issue the number of shares represented by the option, less the number of shares that, at the then-current Fair Market Value, would “pay for” the option exercise. Option holders who are employees of the Corporation are also permitted to fulfill their federal, state and local tax withholding requirements attributable to the option exercise by surrendering shares whose fair market value is equal to the tax obligation. The Company believes this amendment to the Stock Option Plan will reduce potential dilution of the common stock of the Company by reducing the number of shares that will be issued upon the exercise of stock options. It will also reduce the potentially negative impact of an option holder selling a significant number of shares on the open market in order to pay for the option exercise and related tax obligations. There was no compensation expense recognized by the Company related to this amendment to the Stock Option Plan.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2008
INTEREST RATE RISK
Strategies to manage interest rate risk are utilized to mitigate the possible adverse impact to the Company’s results arising from changes in interest rates.
During the first half of 2006 the Company moderated its asset-sensitivity. The Federal Reserve continued to increase short-term interest rates until mid-year, with a total of four more rate increases of 25 basis points each with the last increase being on June 29, 2006. As of December 31, 2006, the Fed funds rate was 5.25%. By year-end 2006, the Company had moved to a liability-sensitive position with $81,633,000 of assets and $92,287,000 of liabilities maturing or repricing within one year. The one-year interest rate gap was a negative $10,654,000, or repricing assets were 88.0% of repricing interest bearing liabilities.
Strategies that the Company used to transition its balance sheet to this liability-sensitive position as rates appeared to be reaching their peak included emphasizing shorter-term deposits and other funding sources, longer repricing intervals on new loans and transitioning funds from short-term Fed funds sold to longer-term investment securities.
During most of 2007 short-term interest rates remained unchanged until the end of the third quarter at which time the Federal Reserve lowered the target for short-term interest rates by 50 basis points, to 4.75%. During the fourth quarter of 2007 the target for short-term interest rates was reduced two more times and at December 31, 2007 the target rate was 4.25%. The Company remained in a liability-sensitive position throughout 2007 with $94,999,000 of assets and $113,140,000 of liabilities maturing or repricing within one year at December 31, 2007, and the interest rate gap was a negative $18,141,204, or repricing assets were 84.0% of repricing interest bearing liabilities.
A significant portion of the Company’s liabilities are Market Rate Savings accounts which are generally priced in relation to a national money market index. This index normally moves in relation to the Federal funds target rate but lagged behind the rate cuts made near the end of 2007. This had a detrimental impact on the Company’s net interest margin and mitigated the benefit of the Company’s liability-sensitive position in a declining interest rate environment.
During the first quarter of 2008, the target for short-term interest rates was reduced three more times and at March 31, 2008 the target rate was 2.25%. The Company has remained in a liability-sensitive position during the first quarter of 2008 with $89,476,000 of assets and $118,445,000 of liabilities maturing or repricing within one year at March 31, 2008, and the interest rate gap was a negative $28,969,000, or 75.5% of the total gap between interest bearing assets and interest bearing liabilities. The rates on Market Rate savings accounts declined significantly during the first quarter of 2008 and are now more in line with the decreases in the Federal funds target rate. This has had the effect of improving the net interest margin compared to the fourth quarter of 2007.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2008
CRITICAL ACCOUNTING POLICIES
The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and recoveries and decreased by charge-offs. Management estimates the allowance balance by considering its historical loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the loan balance cannot be collected. Management considers various factors, including portfolio risk, economic environment and loan delinquencies, when determining the level of the provision for loan losses. Loan quality is monitored on a monthly basis by management and at least twice annually by an independent third party. The Company’s Loan Review Committee, which is comprised of three independent members of the Company’s Board of Directors, is responsible for reviewing the results of this independent third party assessment.

WESTERN RESERVE BANCORP, INC.
CONTROLS AND PROCEDURES
March 31, 2008
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2008, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
March 31, 2008
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1a.	Risk Factors	Not applicable

Item 2.	Unregulated Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information	None

Item 6. — Exhibits
WESTERN RESERVE BANCORP, INC.
FORM 10-Q
March 31, 2008

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

4
Legend Placed on Certificates Representing Shares Issued pursuant to an exemption from registration under Section 3(a)(11) of the Securities Act and Rule 147 thereunder (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2007)
*

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

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
March 31, 2008

Exhibit No.
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
*

11	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 1 of this Form 10-Q)	*

14	Western Reserve Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2004)	*

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

*	Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Quarter ended March 31, 2008
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.
Date: May 15, 2008	By:	/s/ Edward J. McKeon
Edward J. McKeon
President and Chief Executive Officer (Principal Executive Officer)

/s/ Cynthia A. Mahl
Cynthia A. Mahl
Senior Vice President/Chief Financial Officer (Principal Financial Officer)