Form 10-Q
period 2008-06-30
WESTERN RESERVE BANCORP INC
filed 2008-08-14
CIK 1051473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 000-51264
WESTERN RESERVE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Ohio	31-1566623

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
4015 Medina Road, Suite 100, P.O. Box 585, Medina, Ohio 44256
(Address of principal executive offices)
(330) 764-3131
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
582,654 shares of common stock, no par value, $1.00 stated value as of August 14, 2008.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Quarter ended June 30, 2008

Page

PART I—Financial Information

ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3

Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2007	4

Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2008 and 2007	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	6

Notes to Consolidated Financial Statements	7

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	N/A

ITEM 4 CONTROLS AND PROCEDURES	30

PART II—Other Information	31

SIGNATURES	34

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	Dec. 31,
	2008	2007
Assets
Cash and due from financial institutions	$3,857,583	$2,486,243
Federal funds sold and other short-term funds	8,202,825	21,332,285

Cash and cash equivalents	12,060,408	23,818,528

Interest-bearing deposits in other banks	3,000,000	—
Securities available for sale	10,986,148	10,982,965
Restricted stock	634,700	593,400
Loans	135,077,529	121,628,057
Allowance for loan losses	(1,419,639)	(1,605,766)

Loans, net	133,657,890	120,022,291

Premises and equipment, net	1,136,696	1,187,302
Bank owned life insurance	2,180,690	1,142,580
Foreclosed assets	371,000	371,000
Accrued interest receivable and other assets	1,554,537	1,241,651

Total Assets	$165,582,069	$159,359,717

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$18,596,032	$17,080,851
Interest-bearing	125,752,046	124,348,417

Total deposits	144,348,078	141,429,268
Federal Home Loan Bank advances	6,500,000	3,500,000
Accrued interest payable and other liabilities	477,632	501,476

Total Liabilities	151,325,710	145,430,744

Shareholders’ Equity
Common stock, without par value, $1 stated value:
1,500,000 shares authorized; 582,654 and 579,059 shares issued and outstanding as of June 30, 2008 and December 31, 2007	582,654	579,059
Additional paid-in capital	9,768,164	9,702,632
Retained earnings	3,966,594	3,587,907
Accumulated other comprehensive income (loss)	(61,053)	59,375

Total Shareholders’ Equity	14,256,359	13,928,973

Total Liabilities and Shareholders’ Equity	$165,582,069	$159,359,717

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$2,204,118	$2,316,908	$4,483,201	$4,542,447
Securities:
Taxable	88,029	79,753	168,540	162,345
Tax exempt	43,489	43,085	86,939	86,116
Dividends on restricted stock	8,260	8,925	16,257	17,315
Federal funds sold and other short-term funds	59,019	245,230	194,308	439,406

	2,402,915	2,693,901	4,949,245	5,247,629

Interest expense
Deposits	824,673	1,298,480	1,931,441	2,501,621
Borrowings	51,371	31,650	84,074	62,953

	876,044	1,330,130	2,015,515	2,564,574

Net interest income	1,526,871	1,363,771	2,933,730	2,683,055
Provision (credit) for loan losses	42,400	2,000	140,300	(2,600)

Net interest income after provision (credit) for loan losses	1,484,471	1,361,771	2,793,430	2,685,655
Noninterest income
Service charges on deposit accounts	43,483	38,611	83,594	73,765
Net gains on sales of loans	1,446	4,882	1,446	18,335
Other	61,416	73,883	100,446	110,573

	106,345	117,376	185,486	202,673

Noninterest expense
Salaries and employee benefits	589,977	536,171	1,200,975	1,068,516
Premises and equipment, net	230,815	218,536	463,135	433,560
Data processing	91,688	84,495	184,261	170,988
Directors’ fees	34,200	66,475	74,075	108,675
Professional fees	49,048	51,359	102,489	96,118
Marketing and advertising	23,525	39,482	46,624	67,120
FDIC insurance	25,155	34,686	52,041	48,210
Taxes other than income and payroll	37,088	34,088	76,292	70,216
Community and shareholder relations and contributions	29,497	35,058	53,675	57,472
Supplies, printing and postage	18,470	17,517	36,925	36,325
Other	97,736	82,169	169,987	141,796

	1,227,199	1,200,036	2,460,479	2,298,996

Income before income taxes	363,617	279,111	518,437	589,332
Income tax expense	102,492	80,815	139,750	171,082

Net income	$261,125	$198,296	$378,687	$418,250

Average shares outstanding (basic)	582,400	575,242	581,646	574,266

Average shares outstanding (diluted)	594,176	604,222	596,162	603,219

Basic earnings per share	$0.45	$0.34	$0.65	$0.73

Diluted earnings per share	$0.44	$0.33	$0.64	$0.69

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$261,125	$198,296	$378,687	$418,250
Other comprehensive income (loss), net of tax:
Unrealized gains/(losses) on securities arising during the period	(213,414)	(161,333)	(120,428)	(173,269)

Comprehensive income	$47,711	$36,963	$258,259	$244,981

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$378,687	$418,250
Adjustments to reconcile net income to net cash from operating activities:
Provision (credit) for loan losses	140,300	(2,600)
Depreciation	94,753	94,466
Net amortization (accretion) of securities	(6,900)	(8,779)
Stock-based compensation	1,649	16,478
Loans originated for sale	(97,500)	(690,000)
Proceeds from sales of loan originations	98,946	708,335
Gains on sales of loans	(1,446)	(18,335)
Gain on sale of other real estate owned	—	(2,285)
Federal Home Loan Bank stock dividends	(9,400)	—
Increase in cash surrender value of life insurance	(38,110)	(24,307)
Net change in other assets and other liabilities	(274,691)	(167,451)

Net cash from operating activities	286,288	323,772

Cash flows from investing activities
Available for sale securities:
Purchases	(2,020,806)	—
Maturities, repayments and calls	1,842,056	582,386
Purchase of Federal Home Loan Bank stock	(22,900)	(24,600)
Purchase of Federal Reserve Bank stock	(9,000)	—
Net (increase) decrease in interest-bearing deposits in other banks	(3,000,000)	2,200,000
Net (increase) in loans	(9,082,269)	(6,945,967)
Purchase of auto loan portfolio	(4,693,630)	—
Purchases of premises and equipment	(44,147)	(117,268)
Purchase of Bank Owned Life Insurance	(1,000,000)	267,285

Net cash from investing activities	(18,030,696)	(4,038,164)

Cash flows from financing activities
Net increase in deposits	2,918,810	8,357,636
Proceeds from Federal Home Loan Bank advances	3,000,000	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	10,069	10,924
Proceeds and income tax benefit from exercise of stock options	57,418	36,126
Cash paid for fractional shares	(9)	—

Net cash from financing activities	5,986,288	8,404,686

Change in cash and cash equivalents	(11,758,120)	4,690,294
Cash and cash equivalents at beginning of period	23,818,528	18,096,477

Cash and cash equivalents at end of period	$12,060,408	$22,786,771

Supplemental cash flow information:
Interest paid	$2,022,890	$2,592,176
Income taxes paid	197,461	205,000
See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization: Western Reserve Bancorp, Inc. (the Company) was incorporated under the laws of the State of Ohio on February 27, 1997. The Company is a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended.
Western Reserve Bank (the Bank), which commenced operations on November 6, 1998, is chartered by the State of Ohio, and is a member of the Federal Reserve System. The Bank operates full-service locations in Medina and Brecksville, Ohio and two satellite offices in retirement communities in Medina. Customer deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (FDIC).
Nature of Business: The Bank offers a full range of traditional banking services through offices in Medina and Brecksville, Ohio, to consumers and businesses located primarily in Medina, Cuyahoga and surrounding counties. All of the financial service operations provided by the Bank are considered by management to be aggregated in one reportable operating segment, commercial banking.
Principles of Consolidation: The consolidated financial statements include the accounts of Western Reserve Bancorp, Inc. and its wholly-owned subsidiary, Western Reserve Bank. All material intercompany accounts and transactions have been eliminated.
Cash Equivalents: Cash and cash equivalents include cash, deposits with other financial institutions with no stated maturity or an original maturity under 90 days and federal funds sold. Net cash flows are reported for loan and deposit transactions, interest-bearing deposits in other banks, other assets and other liabilities and short term borrowings.
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
June 30, 2008
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
Earnings per Common Share: Basic earnings per common share equal net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Earnings per common share are computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$261,125	$198,296	$378,687	$418,250

Denominator:
Denominator for basic earnings per common share — weighted-average shares	582,400	575,242	581,646	574,266

Effect of dilutive securities:
Nonqualified stock options	11,776	28,980	14,516	28,953

Denominator for diluted earnings per common share	594,176	604,222	596,162	603,219

Basic earnings per common share	$0.45	$0.34	$0.65	$0.73

Diluted earnings per common share	$0.44	$0.33	$0.64	$0.69

Stock options for 13,958 shares of common stock were not considered in computing diluted earnings per common share for the three- and six-month periods ended June 30, 2008, and 4,007 shares of common stock were not considered in computing diluted earnings per common share for the three- and six-month periods ended June 30, 2007, because these shares were antidilutive.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
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
June 30, 2008
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
NOTE 2 — LOANS
Loans at June 30, 2008 and December 31, 2007, were as follows:

	June 30,	December 31,
	2008	2007
Commercial real estate	$81,356,578	$73,122,859
Commercial business	35,379,886	35,391,508
Commercial construction	2,675,034	1,919,310
Home equity lines of credit (HELOC)	7,166,402	6,663,412
Residential mortgage and construction	1,293,468	1,513,902
Consumer installment	3,033,606	2,985,560
Purchased auto loans	4,139,846	—
Other	32,709	31,506

	$135,077,529	$121,628,057

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
NOTE 2 — LOANS (continued)
Activity in the Allowance for Loan Losses for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Beginning balance	$1,705,091	$1,626,316	$1,605,766	$1,588,217
Loans charged off	(327,852)	—	(328,633)	—
Recoveries	—	34,715	2,206	77,414
Provision (credit) for loan losses	42,400	2,000	140,300	(2,600)

Ending balance	$1,419,639	$1,663,031	$1,419,639	$1,663,031

At June 30, 2008 and December 31, 2007, loans totaling $1,008,217 and $720,356 were in nonaccrual status. There were three loans totaling $667,731 to two borrowers that were more than 90 days past due and still accruing at June 30, 2008. There were no loans more than 90 days past due and still accruing at December 31, 2007. Impaired loans totaled $1,398,933 at June 30, 2008 and $720,356 at December 31, 2007. Included in impaired loans at June 30, 2008 is a loan for which management believes the collection of the unpaid principal balance is probable, however, an appraisal is pending on the collateral securing the loan. Management’s judgment regarding the collectability of the loan may change depending on the outcome of the appraisal.
At June 30, 2008, and December 31, 2007, there was no allocation of the allowance for loan losses to loan balances individually considered to be impaired.
NOTE 3 — DEPOSITS
Deposits at June 30, 2008 and December 31, 2007, were as follows:

	June 30,	December 31,
	2008	2007
Noninterest-bearing demand	$18,596,032	$17,080,851
Interest-bearing demand	8,312,733	6,662,678
Market rate savings	76,544,135	79,987,868
Time under $100,000	21,719,829	22,604,561
Time over $100,000	19,175,349	15,093,310

	$144,348,078	$141,429,268

At June 30, 2008, the Bank had approximately $4,350,666 in national market certificates of deposit, primarily in amounts of $99,000. As of December 31, 2007, the Bank had approximately $5,647,825 in national market certificates of deposit.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
NOTE 4—FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At June 30, 2008 and December 31, 2007, advances from the Federal Home Loan Bank of Cincinnati (FHLB) were as follows:

	Rate or	Average	June 30,	December 31,
	Range of Rates	Rate	2008	2007
Fixed-rate advances:
Maturing March 2009	2.39% - 3.25%	3.08%	$3,100,000	$2,500,000
Maturing March 2010	2.70%	2.70%	500,000	—
Maturing April 2010	4.57%	4.57%	1,000,000	1,000,000
Maturing March 2011	3.06%	3.06%	400,000	—
Maturing May 2011	3.65%	3.65%	1,000,000	—
Maturing March 2012	3.50%	3.50%	300,000	—
Maturing March 2013	3.75%	3.75%	200,000	—

			$6,500,000	$3,500,000

Interest is payable monthly, and the advances are payable at the maturity date, with prepayment penalties for early payment. The advances are collateralized by approximately $10,397,000 of loans secured by real estate and $381,000 of FHLB stock under a blanket lien agreement. As of June 30, 2008, the Company’s available borrowing capacity with the FHLB was $8,976,000.
The Company has the ability to borrow under various other credit facilities that totaled $17,398,000 at June 30, 2008.
In 2003, the Company entered into a line of credit agreement with another financial institution to obtain funding to provide capital and liquidity to the Bank as needed. The total amount was increased to $4,000,000, with up to $1,000,000 for the purpose of providing additional capital to the Bank as needed, and up to $3,000,000 for liquidity purposes. The interest rate on the line is variable, at 1.10% below the prime rate or LIBOR plus 1.50%, which is at the Company’s option at the time the line is drawn. The line is secured by 100% of the stock of the Bank. In September 2007, the line was renewed and modified, with a new maturity of July 1, 2009.
As of June 30, 2008 and December 31, 2007 the balance on the line of credit was zero. The Company borrowed $3,000,000 against this line of credit for liquidity purposes at prime less 1.10%, or 4.15% on March 31, 2008 for approximately 7 days. There were no other borrowings against the line of credit during 2007 or 2008.
The Company has the ability to borrow under various other credit facilities that totaled $13,398,000 at June 30, 2008. Of this amount, $875,000 is available for short-term borrowing under an unsecured federal funds line through a correspondent bank at overnight borrowing rates, $3,547,000 is available on lines secured by the Company’s unpledged securities and $8,976,000 is available from the FHLB at market rates that would vary based on the term of each borrowing, and would be secured by the Company’s securities or real estate loans.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
NOTE 5 — STOCK COMPENSATION PLAN
The following is the stock option activity for the period indicated:

	Six Months Ended
	June 30, 2008
		Weighted Average
	Shares	Exercise Price
Options outstanding, beginning of period	109,886	$18.71
Forfeited	(500)	28.00
Exercised	(3,125)	17.54
Granted	—	—

Options outstanding, end of period	106,261	$18.70

Options exercisable, end of period	104,636	$18.57

Intrinsic value is defined as the difference between the price of the Company’s stock as of June 30, 2008 and the exercise price of the option. The aggregate intrinsic value of all options outstanding at June 30, 2008 was $198,447. The aggregate intrinsic value of all options exercisable at June 30, 2008 was also $198,447.
No options were granted during the first six months of 2008.
Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three- and six-month periods ended June 30, 2008 are listed in the table below. New shares were issued to satisfy these exercises.

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008
Proceeds of options exercised	$—	$54,800
Related tax benefit recognized	—	2,618
Intrinsic value of options exercised	—	7,700

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
NOTE 6 — FAIR VALUE
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
Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use to price an asset or liability.
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
Assets and liabilities measured at fair value on a recurring basis at June 30, 2008 are summarized below:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale	$10,986,148	—	$10,986,148	—
The only financial assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2008 are impaired loans, which are usually measured for impairment at the fair value of the underlying collateral. No impaired loans were carried at fair value at June 30, 2008.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2008
OVERVIEW
The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at June 30, 2008, to that of December 31, 2007, and the results of operations for the six months and three months ended June 30, 2008 and 2007. You should read this discussion in conjunction with the interim financial statements and footnotes included herein.
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
FINANCIAL CONDITION
Assets
Total assets as of June 30, 2008 increased 3.9% to $165,582,000, compared with $159,360,000 at December 31, 2007.
Excess funds that had been placed in overnight Federal funds and other short-term instruments as of year-end were deployed into loans during the first half of 2008. Loans increased $13,450,000 or 11.1%, to $135,078,000 at June 30, 2008, compared with $121,628,000 at December 31, 2007.
As of June 30, 2008, there were approximately $1,012,000 of securities of U.S. government-sponsored enterprises, $5,500,000 of mortgage-backed securities and $4,475,000 of tax-exempt municipal bonds in the available-for-sale securities portfolio. The totals above include the effect of unrealized losses (net of unrealized gains) of $93,000 in the available-for-sale securities portfolio as of June 30, 2008. Maturities of securities of U.S. government-sponsored enterprises generally are of a short-term nature, between three to five years, and municipal bonds generally have maturities of a longer-term, not to exceed fifteen years.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2008
FINANCIAL CONDITION (continued)
Most of the net loan growth in the first six months of 2008 was in the commercial loan sector. This growth was mainly attributable to commercial real estate loans, which increased approximately $8,234,000 compared to December 31, 2007. Consumer loans increased $4,189,000 during the first half of 2008, primarily as a result of the purchase of a $4,694,000 automobile loan portfolio in the first quarter from an unaffiliated financial institution which is servicing these loans.
As of June 30, 2008, commercial loans totaled $119,411,000, or 88.4% of total loans. Home equity lines and residential real estate loans totaled $8,460,000, or 6.3% of total loans and consumer and other loans totaled $7,206,000, or 5.3% of the loan portfolio.
The Company’s loan-to-deposit ratio increased to 93.6% as of June 30, 2008, compared to 86.0% at December 31, 2007, mainly because loan growth outpaced deposit growth during the period. The increase in loans was responsible for an increase in the Company’s loan-to-assets ratio to 81.6% at June 30, 2008 from 76.3% at December 31, 2007. Management anticipates that the loan-to-deposit ratio for the remainder of 2008 will be within the 95% to 100% range and the loan-to-assets ratio will be approximately 80% to 85%.
Of the total loans at June 30, 2008, approximately $90,922,000 or 67.3% are at a variable rate of interest, and $44,155,000 or 32.7% are fixed rate. Including scheduled principal repayments, approximately $71,211,000, or 54.9%, of loans mature or are scheduled to reprice within twelve months. An additional $56,203,000 or 41.6% of loans mature or are scheduled to reprice within five years.
The Company owns single-premium cash-surrender value life insurance policies on the Chief Executive Officer, the Chief Lending Officer and the Chief Financial Officer. The Company is the owner and sole beneficiary of these policies. These are tax-advantaged instruments in that the increases in cash surrender value and the eventual death benefit under the policies are not taxable income to the Company. The income from these policies is intended to help offset the cost of providing a supplemental retirement plan for each executive. In April 2008, the Company acquired two additional policies on the Chief Lending Officer and the Chief Financial Officer for $500,000 each. As of June 30, 2008, the total cash surrender value of all such policies was $2,181,000.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2008
FINANCIAL CONDITION (continued)
As of June 30, 2008, the Company had $371,000 of Other Real Estate Owned for two properties acquired in 2007. This amount represents the fair market value of the property reduced by management’s estimate of anticipated costs to market and sell the property.
Liabilities
Deposits increased to $144,348,000 at June 30, 2008, an increase of 2.1% from the $141,429,000 at December 31, 2007. Deposits at June 30, 2008 consisted of $18,596,000 or 12.9% in noninterest-bearing demand deposits, $8,313,000 or 5.8% in interest-bearing NOW accounts, $76,544,000 or 53.0% in variable-rate savings and money market accounts (known as Market Rate Savings Accounts) and $40,895,000 or 28.3% in time deposits.
Included in the time deposits total at June 30, 2008 and December 31, 2007 were $4,351,000 and $5,648,000, respectively, of national market CDs, primarily from other banks and credit unions, in increments of $99,000 or $100,000, with original terms ranging from twelve months to five years, and rates ranging from 3.25% to 5.15%. As of June 30, 2008, the weighted average interest rate paid on these CDs was 4.14% and the weighted average remaining maturity was 17.5 months. Although management believes these CDs were obtained at market rates at the time they were originated, they may be more vulnerable to price sensitivity than local deposits. At June 30, 2008, time deposits also included $3.5 million in two-year CDs with weighted average interest rates of 0.06% under the State of Ohio GrowNOW interest rate reduction program (GrowNOW). GrowNOW is designed to help small businesses by providing them with critical cash flow in the form of lower rate loans. Under the program, the Ohio Treasury places a two-year CD matching the related loan amount, up to $400,000, in financial institutions making qualifying loans and agrees to take a reduced rate on the State’s deposit in exchange for a 300 basis point reduction in the interest rate charged to the borrower.
The Brecksville office, which opened in October 2004, continues to meet management’s expectations in terms of deposit growth. At June 30, 2008, that location’s total deposits were $40,510,000. The majority of these deposits (71.0%) were in Market Rate Savings Accounts. These deposits have allowed the Company to decrease its use of more volatile and costly deposits, such as national market CDs and other brokered CDs.
Federal Home Loan Bank (FHLB) advances increased to $6.5 million at June 30,2008 from $3.5 million at year end 2007. Of the $3.0 million increase, $2.0 million was used to fund a structured investment transaction which provided a margin of approximately 170 basis points and $1.0 million was to fund loan growth. These advances are collateralized by loans secured by real estate under a blanket lien agreement. At June 30, 2008 the Company’s available borrowing capacity with the FHLB was nearly $9.0 million.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2008
FINANCIAL CONDITION (continued)
Please refer to Note 4 and the discussion in this report, under the caption “Liquidity and Capital Resources,” for more information about the Company’s additional sources of funding.
Shareholders’ Equity
Total shareholders’ equity increased $327,000, to $14,256,000 at June 30, 2008, from $13,929,000 at December 31, 2007. This increase was a result of net income of $379,000 for the first six months of 2008, the issuance of $10,000 of common stock under the Employee Stock Purchase Plan, and the issuance of $59,000 of common stock to satisfy stock option exercises, partially offset by the decrease in the fair value of available-for-sale securities, net of tax, of $121,000.
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2008
Overview
Net income for the first six months of 2008 was down $39,000, or 9.5%, to $379,000, or $0.64 per diluted share, from the $418,000, or $0.69 per diluted share earned in the same period in 2007. The primary drivers of the decrease in net income included increases related to growth in lending in the provision for loans losses of $143,000 and in compensation expense of $132,000. These increased expenses were partially offset by an increase in net interest income of $251,000.
Net Interest Income
Net interest income increased for the first six months of 2008 from the comparable period of 2007. Net interest income in the first half of 2008 was $2,934,000, an increase of $251,000, or 9.3%, over the $2,683,000 earned in the same period of 2007.
The increase in net interest income is mainly attributable to increases in loan volume combined with lower interest rates paid on deposits which were partially offset by lower interest rates earned on loans. Net interest margin was 3.85% for the six months ended June 30, 2008, representing a slight increase from the 3.83% for the like period in 2007.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2008
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2008 (continued)
The following table illustrates the average balances and annualized interest rates for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
Loans	$130,426	$4,483	6.91%	$114,455	$4,542	8.00%
Investment securities-taxable	6,617	169	5.12%	6,277	162	5.22%
Investment securities-tax exempt	4,511	120	5.36%	4,460	115	5.19%
Restricted stock	617	16	5.30%	580	17	6.02%
Federal funds sold and other short-term funds	12,251	194	3.18%	16,854	440	5.26%

Total interest earning assets	154,422	4,982	6.49%	142,626	5,276	7.46%
Noninterest earning assets	5,490			4,588

Total Assets	$159,912			$147,214

Interest-bearing transaction accounts	$6,900	$34	1.00%	$6,756	$34	1.00%
Market rate savings	79,880	1,139	2.87%	66,186	1,539	4.69%
Certificate of deposit and IRAs	37,599	758	4.04%	42,242	928	4.43%
Borrowings	4,868	84	3.46%	3,500	63	3.63%

Total interest bearing liabilities	129,247	2,015	3.14%	118,684	2,564	4.36%

Noninterest bearing liabilities	16,447			15,419
Shareholders’ equity	14,218			13,111

Total Liabilities and Shareholders’ Equity	$159,912			$147,214

Net interest income		2,967			2,712
Tax equivalent adjustment		(33)			(29)

Net interest income per financial Statements		$2,934			$2,683

Net yield on average earning assets			3.85%			3.83%
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

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2008
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2008 (continued)

	Six months ended
	June 30, 2008 vs. 2007
	Increase (Decrease) in
	Net Interest Income Due to
($ in thousands)	Volume	Rate	Net
Interest income:
Loans	$591	($650)	($59)
Investment securities-taxable	9	(2)	7
Investment securities-tax exempt	1	4	5
Restricted stock	1	(2)	(1)
Federal funds sold and other short-term funds	(92)	(154)	(246)

Total interest-earning assets	510	(804)	(294)

Interest expense:
Interest-bearing transaction accounts	0	0	0
Market rate savings accounts	(278)	678	400
Certificates of deposit and IRAs	96	74	170
Borrowings	(24)	3	(21)

Total interest-bearing liabilities	(206)	755	549

Change in net interest income	$304	($49)	$255

Interest Income
Tax equivalent interest income decreased 5.6% when comparing the six months ended June 30, 2008 with the same period of 2007.
Interest and fee income on loans for the first six months of 2008 was $4,483,000, down $59,000 or 1.3% from $4,542,000 for the first six months of 2007 primarily due to the negative effect of declining interest rates partially offset by the positive effect of increasing loan volume. Tax equivalent interest and dividend income from securities and short-term funds decreased 31.9% to $499,000 through the first six months of 2008, from $734,000 in the same period in 2007 primarily due to lower rates earned on Federal funds sold and other short-term funds and, to a lesser extent, due to lower volumes of these assets as they were deployed into loans.
Interest Expense
Interest expense decreased 21.4% when comparing the six months ended June 30, 2008 with the same period of 2007. Total interest expense was $2,015,000 for the first six months of 2008, compared to $2,564,000 in the same period of 2007. Interest on deposits decreased 22.8%, to $1,931,000 in the first half of 2008, from $2,501,000 in the same period of 2007. The decrease in deposit interest expense was due primarily to lower rates paid on interest-bearing deposits, mainly Market Rate Savings accounts, partially offset by increasing volume in Market Rate Savings accounts. Interest on borrowings was $84,000 for the period ending June 30, 2008 compared to $63,000 for the prior period primarily due to an increase in FHLB advances in 2008 as compared to 2007.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2008
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2008 (continued)
Net Interest Margin
Net interest margin increased two basis points to 3.85% in 2008 from 3.83% in 2007 primarily due to the decrease in interest rates paid on deposits partially offset by the decrease in rates earned on loans in the first half of 2008 as compared to the comparable 2007 period.
The yield on earning assets decreased 97 basis points to 6.49% for the first six months of 2008 compared to 7.46% in the same period of 2007. This decrease reflects overall market rate decreases initiated by the Federal Reserve Board in late 2007 through mid 2008. In the first six months of 2008, the yield on loans was 6.91%, down 109 basis points from 8.00% in the first six months of 2007.
In the first six months of 2008, the cost of interest-bearing deposits was 3.12%, down 126 basis points from 4.38% in the first six months of 2007. This decrease also reflects overall interest rate decreases and the effect of the GrowNOW deposits (0.06% cost of funds) in 2008. The overall cost of interest-bearing funds (deposits and borrowings) was 3.14% in the first six months of 2008, compared with 4.36% in the same period of 2007.
Provision for Loan Losses
The allowance for loan losses is maintained at a level considered by management to be adequate to absorb probable incurred credit losses in the loan portfolio. Management’s determination of the appropriate provision for loan losses and the adequacy of the allowance for loan losses is based on the Company’s historical loan loss experience adjusted for environmental factors which management believes are representative of the probable expected loss experience of the Company. Other factors considered by management include the composition of the loan portfolio, economic conditions, the creditworthiness of the Company’s borrowers and other related factors. The methodology used by management to perform this assessment is discussed in Critical Accounting Policies.
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

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2008
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2008 (continued)
Application of this methodology resulted in a provision for loan losses of $140,000 for the six months ended June 30, 2008 compared to a reversal of $3,000 of amounts previously provided for the same period in 2007. In the first six months of 2008, the Company charged off five loans totaling $328,000 and had a recovery of $2,000. For the first six months of 2007, the allowance for loan losses benefited from recoveries totaling $77,000. The provision for loan losses in the first half of 2008 reflects overall growth in the loan portfolio. The updated loss allocation percentages resulted in a reduction in the allowance for loan losses allocated generally across the loan portfolio in March 2008; however, this reduction was absorbed by specific loss reserves established in the first quarter for impaired loans that were subsequently charged off. Management and the Board believe the allowance for loan losses at June 30, 2008 is adequate to absorb probable incurred losses in the portfolio.
At June 30, 2008 and December 31, 2007, loans totaling $1.0 million and $720,000, respectively, were in nonaccrual status (i.e., on which no interest income is being recorded).
Noninterest Income
Total noninterest income for the first six months of 2008 was $185,000, down 8.5% from $203,000 for the same period in 2007 primarily due a $17,000 decrease in gains on sales of loans in 2008 as compared to 2007. In the first six months of 2008, one mortgage loan for $97,500 was sold through the FHLB Mortgage Purchase Program for a total gain of $1,000 as compared to four mortgage loans totaling $690,000 at a gain of $18,000 for the same period in 2007.
Service charges on deposit accounts increased to $84,000 year-to-date in 2008, from $74,000 for the same period of 2007, an increase of 13.3%. This increase was mainly a result of a revised fee schedule implemented during the first quarter of 2008. The largest component of service charges on deposit accounts is non-sufficient fund (NSF) and overdraft charges which increased to $48,000 as of June 30, 2008, from $39,000 for the comparable period of 2007.
Other noninterest income includes fee income related to the Bank’s ATM program and the increase in the cash surrender value of the life insurance policies on the Company’s key executives. An increase in the cash surrender value of $38,000 was recorded for the first six months of 2008 compared to $24,000 for the same period of 2007. The increase was primarily due to the addition of two new policies totaling $1.0 million in April 2008.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2008
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2008 (continued)
Noninterest Expenses
Noninterest expenses were $2,460,000 for the first six months of 2008, an increase of $161,000, or 7.0% over the $2,299,000 for the same period of 2007. This increase is mainly attributable to an increase in salaries and benefits of $132,000 in 2008 related to the addition of lending personnel related to the Company’s growth and higher employee benefit costs partially offset by a decrease in directors’ fees of $35,000 primarily related to a one-time stock grant in 2007 that did not recur in 2008.
Total other noninterest expense for the first six months of 2008 and 2007 consisted of the following:

	Six months ended
	June 30,
	2008	2007
Collection and other real estate owned expenses	$48,000	$56,000
Reversal of prior year interest income on a nonaccrual loan	33,000	—
Travel and entertainment	22,000	22,000
Loan expenses	17,000	17,000
Insurance	14,000	16,000
Telephone	13,000	12,000
Dues and subscriptions	13,000	12,000
Other	10,000	7,000

	$170,000	$142,000

Total income tax expense differs from amounts computed by applying the federal income tax rate of 34% of pre-tax income in all periods presented mainly as a result of the favorable tax treatment for municipal bond securities which are generally tax-exempt. Also contributing to this difference is the favorable tax treatment of the Company’s investment in the single-premium cash-surrender value life insurance policies.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2008
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED JUNE 30, 2008
Net income for the second quarter of 2008 was $261,000, or $0.44 per diluted share, compared to $198,000, or $0.33 per diluted share for the second quarter of 2007. This represents an increase of 31.7%. Net income increased between the 2008 quarter and the 2007 quarter primarily due to an increase in net interest income, partially offset by an increase in the provision for loan losses.
Net Interest Income
Net interest income increased $163,000, or 12.0%, to $1.5 million in the second quarter of 2008 from $1.4 million for the same quarter of 2007. The increase in net interest income is primarily attributable to the interest rates paid on interest-bearing liabilities declining at a faster pace than the interest rates earned on interest-earning assets. Interest expense decreased $454,000 while interest income decreased $291,000 from the second quarter last year. In the second quarter of 2008, the net interest margin increased to 3.99%, a 21 basis point improvement over the 3.78% for the second quarter of 2007.
In the second quarter of 2008, the yield on loans was 6.60%, down 140 basis points from 8.00% for the same quarter of 2007. The overall cost of interest-bearing funds (deposits and borrowings) was 2.70% for the second quarter of 2008, compared with 4.40% for the second quarter of 2007. The cost of interest-bearing deposits was 2.67%, down 175 basis points from 4.42% for the second quarter of 2007.
Provision for Loan Losses
The provision for loan losses was $42,000 in the 2008 quarter, an increase of $40,000 from the $2,000 provision in the 2007 quarter. In the second quarter of 2008 the Bank charged off four loans totaling $328,000, as compared to the 2007 quarter when the Bank experienced recoveries of $35,000.
Noninterest Income
Total noninterest income for the second quarter of 2008 was $106,000, down $11,000, or 9.4%, from $117,000 for the same period in 2007. The decrease was primarily due to miscellaneous income decreasing $28,000, partially offset by increases in the cash surrender value of Company owned life insurance policies of $13,000 and in service charges on deposit accounts of $4,000 in the 2008 quarter as compared to the 2007 quarter. In June 2007, a $31,000 payment of interest that had been reversed on a nonaccrual loan in a prior year was received and recorded in other miscellaneous income; there was no similar transaction in 2008. The increase in the cash surrender value of Company owned life insurance policies was primarily due to the addition of two new policies totaling $1.0 million in April 2008.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2008
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED JUNE 30, 2008 (continued)
Noninterest Expense
In the second quarter of 2008, total noninterest expense increased $27,000, or 2.3%, compared with the same quarter of 2007. The increase in noninterest expense was primarily due to an increase in compensation expense of $54,000 primarily due to the aforementioned increase in personnel and the reversal of prior year interest income on a nonaccrual loan of $33,000 partially offset by decreases in directors fees of $32,000, loan collection expense of $24,000 and advertising expense of $16,000 in the 2008 quarter as compared to the 2007 quarter.
Total other noninterest expense for the three months ended June 30, 2008 and June 30, 2007 consisted of the following:

	Three months ended
	June 30,
	2008	2007
Collection and other real estate owned expenses	$17,000	$40,000
Reversal of prior year interest income on a nonaccrual loan	33,000	—
Travel and entertainment	10,000	12,000
Loan expenses	8,000	5,000
Insurance	9,000	9,000
Telephone	6,000	6,000
Dues and subscriptions	7,000	5,000
Other	8,000	5,000

	$98,000	$82,000

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2008
LIQUIDITY AND CAPITAL RESOURCES
Liquidity refers to the ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Consolidated Statements of Cash Flows, the main sources of cash flows are receiving deposits from customers, and to a lesser extent, proceeds from FHLB advances, repayment of loan principal and interest income on loans and investments.
Assets available to satisfy liquidity needs include cash and due from banks, Federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets were approximately $26.0 million at June 30, 2008, compared to $34.8 million at December 31, 2007.
During periods characterized by loan demand outpacing local deposit growth, the Company may use sources of funds in addition to retail deposits which include national market CDs and FHLB advances. If additional liquidity is needed in the future, there are several available sources, including purchasing Federal funds, obtaining additional FHLB advances, acquiring additional national market CDs or brokered deposits, using surety bonds to secure public deposits, and selling loans. The Company also can borrow under various lines of credit. At June 30, 2008, these credit facilities aggregated approximately $16.4 million for general liquidity purposes and $1.0 million for providing additional capital to the Bank.
As discussed previously, total shareholders’ equity increased $327,000, to $14,256,000 at June 30, 2008 from $13,929,000 at December 31, 2007. The increase was due to net income of $379,000 and the issuance of stock under various plans totaling $69,000 partially offset by a decrease in the fair value of available-for-sale securities, net of tax, of $121,000.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2008
LIQUIDITY AND CAPITAL RESOURCES (continued)
At June 30, 2008 and December 31, 2007, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum	Minimum
			to be	required for
	Western Reserve Bank		considered	capital
	June 30,	December 31,	well-	Adequacy
	2008	2007	capitalized	purposes

Tier 1 “core” capital to risk-weighted assets	9.5%	9.0%	6.0%	4.0%
Total capital to risk-weighted assets	10.5%	10.9%	10.0%	8.0%
Tier 1 leverage ratio	8.4%	7.3%	5.0%	4.0%
The Company’s continued growth has required management and the Board to consider capital strategies to support that growth. In 2003, the Company obtained a line of credit for capital purposes through an unaffiliated financial institution. By borrowing against the line of credit and then investing the funds into the Bank as capital, the Company is able to help the Bank manage its capital ratios. Presently, this facility is not being utilized. Other capital strategies that the Company continues to evaluate include issuing trust preferred securities, selling more stock or additional borrowing.
During 2008, $1.3 million was downstreamed from the Company to the Bank to maintain capital adequacy requirements. The Company has over $700,000 remaining as of June 30, 2008 from the common stock offering in 2004 to downstream to the Bank as paid in capital as needed to support the Bank’s capital requirements as it grows.
In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions. There are 6,250 shares of authorized but unissued shares of stock allocated to the Plan. Because the Plan has been registered with the SEC, there are no restrictions on the resale of the stock, other than those applicable to “affiliates” as defined in Rule 144 of the Securities and Exchange Commission. As of June 30, 2008, a total of 3,202 shares of common stock are held by 30 participants through the Plan.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2008
INTEREST RATE RISK
Strategies to manage interest rate risk are utilized to mitigate the possible adverse impact to the Company’s results arising from changes in interest rates.
The Company adopted a strategy to transition its balance sheet to a liability-sensitive position in 2006 as rates appeared to be reaching their peak. To accomplish this the Company emphasized shorter-term deposits and other funding sources, longer repricing intervals on new loans and transitioned funds from short-term Fed funds sold to longer-term investment securities.
The Federal Reserve Target rate was 5.25% throughout most of 2007 until the Federal Reserve Board began a series of seven target rate reductions on September 18, 2007 and continuing through April 30, 2008. At June 30, 2008 the Federal Reserve target rate was 2.00%, a decrease of 325 basis points over a seven month period. The Company maintained its liability-sensitive position throughout 2007 with $94,999,000 of assets and $113,140,000 of liabilities maturing or repricing within one year at December 31, 2007, a negative interest rate gap of $18,141,000 (repricing interest earning assets were 84.0% of repricing interest bearing liabilities).
A significant portion of the Company’s liabilities are Market Rate Savings accounts which are generally priced in relation to a national money market index. This index normally moves in relation to the Federal funds target rate but lagged behind the rate cuts made in late 2007. Although the index’ tendency to lag the market mitigated the benefits of the liability sensitive position in late 2007, the index and market rates were more closely aligned by mid-2008, thus benefiting the Company’s net interest margin in the first half of 2008.
The Company has remained in a liability-sensitive position during the first half of 2008 with $86,551,000 of assets and $112,278,000 of liabilities maturing or repricing within one year at June 30, 2008, a negative interest rate gap of $25,727,000 (repricing interest earning assets were 77.1% of repricing interest bearing liabilities).
Management believes that market interest rates are currently at or near their low and expects interest rates to rise from the current levels. Management has initiated action to return to a more neutral position, rather than the current liability sensitive position as rates begin to rise by offering longer term deposits and increasing the emphasis on variable rate loans.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2008
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

WESTERN RESERVE BANCORP, INC.
CONTROLS AND PROCEDURES
June 30, 2008
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2008, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
June 30, 2008
PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1a.	Risk Factors	Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders
The Annual Meeting of the shareholders of Western Reserve Bancorp, Inc. was held on April 30, 2008 in accordance with the notice of meeting and proxy statement mailed to shareholders. Each of the following Class II directors was elected to a three-year term ending in 2011:

	For	Withheld	Abstain
C. Richard Lynham	402,176	2,718	0
Edward J. McKeon	402,176	2,718	0
R. Hal Nichols	401,864	3,030	0
Rory H. O’Neil	402,176	2,718	0
Continuing directors whose terms end in 2009 are Michael R. Rose, Glenn M. Smith and Thomas A. Tubbs. Continuing directors whose terms end in 2010 are Roland H. Bauer, Bijay K. Jayaswal, M.D., P.M. Jones and Ray E. Laribee.
This was the only item considered at the annual meeting of shareholders.

Item 5.	Other Information	None

Item 6 — Exhibits
WESTERN RESERVE BANCORP, INC.
FORM 10-Q
June 30, 2008

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
*

10.1	Employment Agreement of Edward J. McKeon Dated December 15, 2005. (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 19, 2005)	*

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
June 30, 2008

Exhibit
No.	Description of Exhibits

10.10
First amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on May 16, 2005)
*

10.11
Second amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 30, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 15, 2005)
*

10.12
Western Reserve Bancorp, Inc. and Western Reserve Bank Incentive Compensation Plan, Amended and Restated as of May 1, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on May 7, 2008)
*

10.13
Third amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 20, 2006 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2006)
*

10.14
Fourth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated February 6, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)
*

10.15
Fifth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 21, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)
*

10.16
Sixth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 28, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2007)
*

11	Statement re: Computation of Per Share Earnings (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on May 14, 2008)	*

14	Western Reserve Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2004)	*

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

*	Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Quarter ended June 30, 2008
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.

Date: August 14, 2008	By:	/s/ Edward J. McKeon
Edward J. McKeon
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Cynthia A. Mahl

Cynthia A. Mahl
Senior Vice President/Chief Financial Officer
(Principal Financial Officer)

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Quarter ended June 30, 2008
EXHIBIT INDEX

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