Form 10-Q
period 2008-09-30
WESTERN RESERVE BANCORP INC
filed 2008-11-14
CIK 1051473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2008

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
582,953 shares of common stock, no par value, $1.00 stated value as of November 14, 2008.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Quarter ended September 30, 2008

Page
PART I—Financial Information

ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3

Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2007	4

Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2008 and 2007	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	6

Notes to Consolidated Financial Statements	7

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	N/A

ITEM 4 CONTROLS AND PROCEDURES	29

PART II—Other Information	30

SIGNATURES	33

Exhibit 10.17
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	Dec. 31,
	2008	2007
Assets
Cash and due from financial institutions	$3,454,920	$2,486,243
Federal funds sold and other short-term funds	7,154,059	21,332,285

Cash and cash equivalents	10,608,979	23,818,528

Securities available for sale	10,842,065	10,982,965
Restricted stock	677,400	593,400
Loans	140,842,501	121,628,057
Allowance for loan losses	(1,639,457)	(1,605,766)

Loans, net	139,203,044	120,022,291

Premises and equipment, net	1,098,434	1,187,302
Bank owned life insurance	2,205,761	1,142,580
Foreclosed assets	371,000	371,000
Accrued interest receivable and other assets	1,471,083	1,241,651

Total Assets	$166,477,766	$159,359,717

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$15,328,704	$17,080,851
Interest-bearing	127,273,992	124,348,417

Total deposits	142,602,696	141,429,268
Federal Home Loan Bank advances	9,000,000	3,500,000
Accrued interest payable and other liabilities	470,085	501,476

Total Liabilities	152,072,781	145,430,744

Shareholders’ Equity
Common stock, without par value, $1 stated value:
1,500,000 shares authorized; 582,953 and 579,059 shares issued and outstanding as of September 30, 2008 and December 31, 2007	582,953	579,059
Additional paid-in capital	9,774,374	9,702,632
Retained earnings	4,074,133	3,587,907
Accumulated other comprehensive income (loss)	(26,475)	59,375

Total Shareholders’ Equity	14,404,985	13,928,973

Total Liabilities and Shareholders’ Equity	$166,477,766	$159,359,717

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$2,176,366	$2,335,549	$6,659,567	$6,877,996
Securities:
Taxable	82,308	76,104	250,848	238,449
Tax exempt	43,451	43,027	130,390	129,143
Dividends on restricted stock	8,875	9,305	25,132	26,620
Federal funds sold and other short-term funds	46,847	322,579	241,155	761,985

	2,357,847	2,786,564	7,307,092	8,034,193

Interest expense
Deposits	805,943	1,397,633	2,737,384	3,899,254
Borrowings	60,964	31,999	145,038	94,952

	866,907	1,429,632	2,882,422	3,994,206

Net interest income	1,490,940	1,356,932	4,424,670	4,039,987
Provision (credit) for loan losses	258,500	22,600	398,800	20,000

Net interest income after provision (credit) for loan losses	1,232,440	1,334,332	4,025,870	4,019,987
Noninterest income
Service charges on deposit accounts	49,300	39,815	132,894	113,580
Net gains on sales of loans	—	12,829	1,446	31,164
Other	52,246	37,311	152,692	147,884

	101,546	89,955	287,032	292,628

Noninterest expense
Salaries and employee benefits	533,551	539,169	1,734,526	1,607,685
Premises and equipment, net	232,359	217,963	695,494	651,523
Data processing	93,746	85,710	278,007	256,698
Directors’ fees	35,725	30,875	109,800	139,550
Professional fees	58,692	45,222	161,181	141,340
Marketing and advertising	18,152	24,211	64,776	91,331
FDIC insurance	29,261	22,623	81,302	70,833
Taxes other than income and payroll	36,414	32,602	112,706	102,818
Community and shareholder relations and contributions	16,417	17,539	70,092	75,011
Supplies, printing and postage	16,951	18,077	53,876	54,402
Other	132,611	81,070	302,598	222,866

	1,203,879	1,115,061	3,664,358	3,414,057

Income before income taxes	130,107	309,226	648,544	898,558
Income tax expense	22,568	90,843	162,318	261,925

Net income	$107,539	$218,383	$486,226	$636,633

Average shares outstanding (basic)	582,657	575,760	581,986	574,770

Average shares outstanding (diluted)	586,753	599,871	593,669	602,155

Basic earnings per share	$0.18	$0.38	$0.84	$1.11

Diluted earnings per share	$0.18	$0.36	$0.82	$1.06

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$107,539	$218,383	$486,226	$636,633
Other comprehensive income (loss), net of tax:
Unrealized gains/(losses) on securities arising during the period	34,578	124,497	(85,850)	(48,772)

Comprehensive income	$142,117	$342,880	$400,376	$587,861

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$486,226	$636,633
Adjustments to reconcile net income to net cash from operating activities:
Provision (credit) for loan losses	398,800	20,000
Depreciation	141,240	141,436
Net amortization (accretion) of securities	(9,879)	(13,145)
Stock-based compensation	2,337	16,865
Loans originated for sale	(97,500)	(1,371,000)
Proceeds from sales of loan originations	98,946	1,402,164
Gains on sales of loans	(1,446)	(31,164)
Gain on sale of other real estate owned	—	(2,285)
Federal Home Loan Bank stock dividends	(14,500)	—
Increase in cash surrender value of life insurance	(63,181)	(36,809)
Net change in other assets and other liabilities	(216,597)	880,134

Net cash from operating activities	724,446	1,642,829

Cash flows from investing activities
Available for sale securities:
Purchases	(2,020,806)	—
Maturities, repayments and calls	2,041,509	743,945
Purchase of Federal Home Loan Bank stock	(60,500)	(24,600)
Purchase of Federal Reserve Bank stock	(9,000)	—
Net (increase) decrease in interest-bearing deposits in other banks	—	2,200,000
Net (increase) in loans	(14,885,923)	(8,277,403)
Purchase of auto loan portfolio	(4,693,630)	—
Purchases of premises and equipment	(52,372)	(128,127)
Proceeds from sale of other real estate owned	—	267,285
Purchase of Bank Owned Life Insurance	(1,000,000)	—

Net cash from investing activities	(20,680,722)	(5,218,900)

Cash flows from financing activities
Net increase in deposits	1,173,428	12,289,667
Proceeds from Federal Home Loan Bank advances	5,500,000	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	15,890	14,761
Proceeds and income tax benefit from exercise of stock options	57,418	36,126
Cash paid for fractional shares	(9)	—

Net cash from financing activities	6,746,727	12,340,554

Change in cash and cash equivalents	(13,209,549)	8,764,483
Cash and cash equivalents at beginning of period	23,818,528	18,096,477

Cash and cash equivalents at end of period	$10,608,979	$26,860,960

Supplemental cash flow information:
Interest paid	$2,879,607	$4,084,518
Income taxes paid	197,461	290,000
See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
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
Cash Equivalents: Cash and cash equivalents include cash, deposits with other financial institutions with no stated maturity or an original maturity under 90 days and federal funds sold. Net cash flows are reported for loan and deposit transactions, interest-bearing deposits in other banks with an original maturity 90 days and greater, other assets and other liabilities and short term borrowings.
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
September 30, 2008
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
Earnings per Common Share: Basic earnings per common share equal net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Earnings per common share are computed as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income	$107,539	$218,383	$486,226	$636,633

Denominator:
For basic earnings per common share - weighted-average shares	582,657	575,760	581,986	574,770
Effect of dilutive securities:
Nonqualified stock options	4,096	24,111	11,683	27,385

For diluted earnings per common share	$586,753	$599,871	$593,669	$602,155

Basic earnings per common share	$0.18	$0.38	$0.84	$1.11

Diluted earnings per common share	$0.18	$0.36	$0.82	$1.06

Stock options for 26,770 and 13,958 shares of common stock were not considered in computing diluted earnings per common share for the three- and nine-month periods ended September 30, 2008, respectively, and 8,514 and 4,007 shares of common stock were not considered in computing diluted earnings per common share for the three- and nine-month periods ended September 30, 2007, respectively, because these shares were antidilutive.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
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
NOTE 2 — LOANS
Loans at September 30, 2008 and December 31, 2007, were as follows:

	September 30,	December 31,
	2008	2007
Commercial real estate	$81,679,918	$73,122,859
Commercial business	40,305,323	35,391,508
Commercial construction	3,032,433	1,919,310
Home equity lines of credit (HELOC)	7,698,892	6,663,412
Residential mortgage and construction	1,291,111	1,513,902
Consumer installment	2,998,670	2,985,560
Purchased auto loans	3,807,330	—
Other	28,824	31,506

	$140,842,501	$121,628,057

Activity in the Allowance for Loan Losses for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Beginning balance	$1,419,639	$1,663,031	$1,605,766	$1,588,217
Loans charged off	(38,947)	—	(367,580)	—
Recoveries	265	10,000	2,471	87,414
Provision for loan losses	258,500	22,600	398,800	20,000

Ending balance	$1,639,457	$1,695,631	$1,639,457	$1,695,631

At September 30, 2008 and December 31, 2007, loans totaling $1,647,376 and $720,356 were in nonaccrual status. There were no loans more than 90 days past due and still accruing at September 30, 2008 or December 31, 2007. Impaired loans totaled $1,647,376 at September 30, 2008 and $720,356 at December 31, 2007.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
NOTE 2 — LOANS (continued)
At September 30, 2008, $36,000 of the allowance for loan losses was allocated to loan balances individually considered to be impaired. At December 31, 2007, there was no allocation of the allowance for loan losses to loan balances individually considered to be impaired.
NOTE 3 — DEPOSITS
Deposits at September 30, 2008 and December 31, 2007, were as follows:

	September 30,	December 31,
	2008	2007
Noninterest-bearing demand	$15,328,704	$17,080,851
Interest-bearing demand	6,479,772	6,662,678
Market rate savings	72,809,614	79,987,868
Time under $100,000	25,748,996	22,604,561
Time over $100,000	22,235,610	15,093,310

	$142,602,696	$141,429,268

At September 30, 2008, the Bank had approximately $7,615,000 in national market certificates of deposit, primarily in amounts of $100,000 or less. As of December 31, 2007, the Bank had approximately $5,647,825 in national market certificates of deposit.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
NOTE 4—FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At September 30, 2008 and December 31, 2007, advances from the Federal Home Loan Bank of Cincinnati (FHLB) were as follows:

	Rate or	Average	September 30,	December 31,
	Range of Rates	Rate	2008	2007
Fixed-rate advances:
Maturing March 2009	2.39% - 3.25%	3.08%	$3,100,000	$2,500,000
Maturing March 2010	2.70%	2.70%	500,000	—
Maturing April 2010	4.57%	4.57%	1,000,000	1,000,000
Maturing March 2011	3.06%	3.06%	400,000	—
Maturing June 2011	3.65%	3.65%	1,000,000	—
Maturing March 2012	3.50%	3.50%	300,000	—
Maturing March 2013	3.75%	3.75%	200,000	—

			6,500,000	3,500,000

Variable rate advances
Maturing November 2008, Reprices daily	2.95%	2.95%	2,500,000	—

Total FHLB Advances			$9,000,000	$3,500,000

Interest is payable monthly, and the fixed rate advances are payable at their maturity dates, with prepayment penalties for early payment. The variable rate advance may be repaid at any time prior to maturity with no prepayment penalty. The advances are collateralized by approximately $14,841,000 of loans secured by real estate and $424,000 of FHLB stock under a blanket lien agreement. As of September 30, 2008, the Company’s available borrowing capacity with the FHLB was $7,226,000.
In 2003, the Company entered into a line of credit agreement with another financial institution to obtain funding to provide capital and liquidity to the Bank as needed. This credit line was $5,000,000 at September 30, 2008, with up to $2,000,000 for the purpose of providing additional capital to the Bank as needed, and up to $3,000,000 for liquidity purposes. The interest rate on the line is variable, at 75 basis points (bp) below the prime rate or LIBOR plus 1.50%, at the Company’s option at the time the line is drawn. The line is secured by 100% of the stock of the Bank. In July 2008, the line was renewed and modified, with a maturity of July 1, 2010. As of September 30, 2008 and December 31, 2007 the balance on the line of credit was zero. The Company borrowed $3,000,000 against this line of credit for liquidity purposes at prime less 1.10%, or 4.15% on March 31, 2008 for approximately seven days. There were no other borrowings against the line of credit during 2007 or 2008.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
NOTE 4—FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS (Continued)
The Company has the ability to borrow under various other credit facilities that totaled $4,518,000 at September 30, 2008. Of this amount, $1,000,000 is available for short-term borrowing under an unsecured federal funds line through a correspondent bank at overnight borrowing rates and $3,518,000 is available on lines from two correspondent banks secured by the Company’s unpledged securities.
NOTE 5 — STOCK COMPENSATION PLAN
The following is the stock option activity for the period indicated:

	Nine Months Ended
	September 30, 2008
		Weighted Average
	Shares	Exercise Price

Options outstanding, beginning of period	109,886	$18.71
Forfeited	(500)	28.00
Exercised	(3,125)	17.54
Granted	—	—

Options outstanding, end of period	106,261	$18.70

Options exercisable, end of period	104,636	$18.57

Intrinsic value is defined as the difference between the price of the Company’s stock as of September 30, 2008 and the exercise price of the option. The aggregate intrinsic value of all options outstanding at September 30, 2008 was $218,319. The aggregate intrinsic value of all options exercisable at September 30, 2008 was also $218,319.
No options were granted during the first nine months of 2008.
Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three- and nine-month periods ended September 30, 2008 are listed in the table below. New shares were issued to satisfy these exercises.

	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008
Proceeds of options exercised	$—	$54,800
Related tax benefit recognized	—	2,618
Intrinsic value of options exercised	—	7,700

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
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
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
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
Assets and liabilities measured at fair value on a recurring basis at September 30, 2008 are summarized below:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale	$10,842,065	—	$10,842,065	—
The only financial assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2008 are impaired loans, which are usually measured for impairment at the fair value of the underlying collateral. Two impaired loans were carried at fair value at September 30, 2008. The two loans had a carrying value of $144,743 with a valuation allowance of $36,000. The fair value of the collateral is primarily measured using independent appraisals.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2008
OVERVIEW
The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at September 30, 2008, to that of December 31, 2007, and the results of operations for the nine months and three months ended September 30, 2008 and 2007. You should read this discussion in conjunction with the interim financial statements and footnotes included herein.
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
FINANCIAL CONDITION
Assets
Total assets as of September 30, 2008 increased 4.5% to $166,478,000, compared with $159,360,000 at December 31, 2007.
Much of the excess funds that were invested in overnight Federal funds and other short-term instruments as of year-end were deployed into loans during the first nine months of 2008. Loans increased $19,214,000 or 15.8%, to $140,843,000 at September 30, 2008, compared with $121,628,000 at December 31, 2007.
As of September 30, 2008, there were approximately $1,010,000 of securities of U.S. government-sponsored enterprises, $5,393,000 of mortgage-backed securities and $4,439,000 of tax-exempt municipal bonds in the available-for-sale securities portfolio. These totals include the effect of unrealized losses (net of unrealized gains) of $40,000 in the available-for-sale securities portfolio as of September 30, 2008. Maturities of securities of U.S. government-sponsored enterprises generally are of a short-term nature, between three to five years, and municipal bonds generally have maturities of a longer-term, not to exceed fifteen years.
The Company had no exposure to the preferred or common stock of Fannie Mae or Freddie Mac.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2008
FINANCIAL CONDITION (continued)
Most of the net loan growth in the first nine months of 2008 was in the commercial loan sector. This growth was mainly attributable to commercial real estate loans, which increased approximately $8,557,000 compared to December 31, 2007. Consumer loans increased $3,818,000 during the first nine months of 2008, primarily as a result of the purchase of an automobile loan portfolio in the first quarter from an unaffiliated financial institution which is servicing these loans.
As of September 30, 2008, commercial loans totaled $125,018,000, or 88.8% of total loans. Home equity lines and residential real estate loans totaled $8,990,000, or 6.4% of total loans and consumer and other loans totaled $6,835,000, or 4.8% of the loan portfolio.
The Company’s loan-to-deposit ratio increased to 98.8% as of September 30, 2008, compared to 86.0% at December 31, 2007, mainly because loan growth outpaced deposit growth during the period. The increase in loans was responsible for an increase in the Company’s loan-to-assets ratio to 83.6% at September 30, 2008 from 75.3% at December 31, 2007. Management anticipates that the loan-to-deposit ratio for the remainder of 2008 will be within the 95% to 100% range and the loan-to-assets ratio will be approximately 80% to 85%.
Of the total loans at September 30, 2008, approximately $92,465,000 or 65.7% are at a variable rate of interest, and $48,378,000 or 34.3% are fixed rate. Including scheduled principal repayments, approximately $79,242,000, or 56.3%, of loans mature or are scheduled to reprice within twelve months. An additional $56,524,000 or 40.1% of loans mature or are scheduled to reprice within five years.
The Company owns single-premium cash-surrender value life insurance policies on the Chief Executive Officer, the Chief Lending Officer and the Chief Financial Officer. The Company is the owner and sole beneficiary of these policies. These are tax-advantaged instruments in that the increases in cash surrender value and the eventual death benefit under the policies are not taxable income to the Company. The income from these policies is intended to help offset the cost of providing a supplemental retirement plan for each executive. In April 2008, the Company acquired two additional policies on the Chief Lending Officer and the Chief Financial Officer for $500,000 each. As of September 30, 2008, the total cash surrender value of all such policies was $2,206,000.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2008
FINANCIAL CONDITION (continued)
At September 30, 2008, the Company’s foreclosed assets totaled $371,000 and consisted of two properties acquired in 2007. This amount represents the fair market value of the property reduced by management’s estimate of anticipated costs to market and sell the property.
Liabilities
Deposits were $142,603,000 at September 30, 2008, an increase of 0.8% from the $141,429,000 at December 31, 2007. Deposits at September 30, 2008 consisted of:

Type of deposit	Balance	% Total
Noninterest-bearing demand	$15,329,000	10.8%
Interest-bearing NOW	6,480,000	4.5%
Variable rate savings/money market (Market Rate Savings Accounts)	72,809,000	51.1%
Time deposits	47,985,000	33.6%

Total	$142,603,000	100.0%

Included in the time deposits total at September 30, 2008 and December 31, 2007 were $7,615,000 and $5,648,000, respectively, of national market CDs, primarily from other banks and credit unions, in increments of $99,000 or $100,000, with original terms ranging from twelve months to five years, and rates ranging from 3.20% to 5.10%. As of September 30, 2008, the weighted average interest rate paid on these CDs was 4.21% and the weighted average remaining maturity was 24.9 months. Although management believes these CDs were obtained at market rates at the time they were originated, they may be more vulnerable to price sensitivity than local deposits. At September 30, 2008, time deposits also included $3.6 million in two-year CDs with weighted average interest rates of 0.06% under the State of Ohio GrowNOW interest rate reduction program (GrowNOW). GrowNOW is designed to help small businesses by providing them with critical cash flow in the form of lower rate loans. Under the program, the Ohio Treasury places a two-year CD matching the related loan amount, up to $400,000, in financial institutions making qualifying loans and agrees to take a reduced rate on the State’s deposit in exchange for a 300 basis point reduction in the interest rate charged to the borrower.
The Brecksville office, which opened in October 2004, continues to meet management’s expectations in terms of deposit growth. At September 30, 2008, that location’s total deposits were $41,612,000, representing a year-to-date increase of $886,000. The majority of these deposits (70.4%) were in Market Rate Savings Accounts.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2008
FINANCIAL CONDITION (continued)
Federal Home Loan Bank (FHLB) advances increased to $9.0 million at September 30, 2008 from $3.5 million at year end 2007. Of the $5.5 million increase, $2.0 million was used to fund an investment transaction which provided a margin of approximately 170 basis points and $3.5 million was to fund loan growth. These advances are collateralized by loans secured by real estate under a blanket lien agreement. At September 30, 2008 the Company’s available borrowing capacity with the FHLB was $7.2 million.
Please refer to Note 4 and the discussion in this report, under the caption “Liquidity and Capital Resources,” for more information about the Company’s additional sources of funding.
Shareholders’ Equity
Total shareholders’ equity increased $476,000, to $14,405,000 at September 30, 2008, from $13,929,000 at December 31, 2007. This increase was a result of net income of $486,000 for the first nine months of 2008, the issuance of $16,000 of common stock under the Employee Stock Purchase Plan, the issuance of $57,000 of common stock to satisfy stock option exercises, and stock based compensation expense of $3,000 partially offset by the decrease in the fair value of available-for-sale securities, net of tax, of $86,000.
RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
Overview
Net income for the first nine months of 2008 was $486,000, or $0.82 per diluted share, a decrease of $151,000, or 23.6%, from the $637,000, or $1.06 per diluted share earned in the same period in 2007. The primary cause of the reduction in net income was increased expenses, including the provision for loan losses which increased $379,000, compensation expense which increased $127,000 and miscellaneous expense which increased $80,000. The increases in expenses were partially offset by an improvement in net interest income of $385,000.
Net Interest Income
Net interest income increased for the first nine months of 2008 from the comparable period of 2007. Net interest income in the first nine months of 2008 was $4,425,000, an increase of $385,000, or 9.5%, over the $4,040,000 earned in the same period of 2007.
The increase in net interest income is mainly attributable to increases in loan volume combined with lower interest rates paid on deposits which were partially offset by lower interest rates earned on loans. Net interest margin was 3.84% for the nine months ended September 30, 2008, representing an increase of 11 bp from the 3.73% for the like period in 2007.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2008
RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (continued)
The following table illustrates the average balances and annualized interest rates for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
Loans	$133,252	$6,660	6.68%	$115,347	$6,878	7.97%
Investment securities-taxable	6,609	251	5.10%	6,081	238	5.20%
Investment securities-tax exempt	4,558	186	5.52%	4,492	172	5.15%
Restricted stock	628	25	5.35%	585	27	6.09%
Federal funds sold and other short-term funds	10,971	241	2.94%	19,618	762	5.19%

Total interest earning assets	156,018	7,363	6.31%	146,123	8,077	7.39%
Noninterest earning assets	5,628			4,485

Total Assets	$161,646			$150,608

Interest-bearing transaction accounts	$6,963	$52	1.00%	$6,601	$50	1.00%
Market rate savings	78,302	1,555	2.65%	69,826	2,449	4.69%
Certificate of deposit and IRAs	39,671	1,130	3.81%	41,842	1,400	4.47%
Borrowings	5,717	145	3.39%	3,500	95	3.63%

Total interest bearing liabilities	130,653	2,882	2.95%	121,769	3,994	4.38%

Noninterest bearing liabilities	16,101			15,632
Shareholders’ equity	14,892			13,207

Total Liabilities and Shareholders’ Equity	$161,646			$150,608

Net interest income		4,481			4,083
Tax equivalent adjustment		(56)			(43)

Net interest income per financial Statements		$4,425			$4,040

Net yield on average earning assets			3.84%			3.73%
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

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2008
RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (continued)

	Nine months ended
	September 30, 2008 vs. 2007
	Increase (Decrease) in
	Net Interest Income Due to
($ in thousands)	Volume	Rate	Net
Interest income:
Loans	$973	$(1,191)	$(218)
Investment securities-taxable	17	(4)	13
Investment securities-tax exempt	2	12	14
Restricted stock	2	(4)	(2)
Federal funds sold and other short-term funds	(239)	(282)	(521)

Total interest-earning assets	755	(1,469)	(714)

Interest expense:
Interest-bearing transaction accounts	(2)	0	(2)
Market rate savings accounts	(271)	1,165	894
Certificates of deposit and IRAs	68	202	270
Borrowings	(57)	7	(50)

Total interest-bearing liabilities	(262)	1,374	1,112

Change in net interest income	$493	$(95)	$398

Interest Income
Tax equivalent interest income decreased 8.85% when comparing the nine months ended September 30, 2008 with the same period of 2007.
Interest and fee income on loans for the first nine months of 2008 was $6,660,000, down $218,000 or 3.2% from $6,878,000 for the first nine months of 2007 primarily due to the negative effect of declining interest rates partially offset by the positive effect of increasing loan volume. Tax equivalent interest and dividend income from securities and short-term funds decreased 41.3% to $703,000 through the first nine months of 2008, from $1.2 million in the same period in 2007 primarily due to lower rates earned on Federal funds sold and other short-term funds and, to a lesser extent, due to lower volumes of these assets as they were deployed into loans.
Interest Expense
Interest expense decreased 27.8% when comparing the nine months ended September 30, 2008 with the same period of 2007. Total interest expense was $2,882,000 for the first nine months of 2008, compared to $3,994,000 in the same period of 2007. Interest on deposits decreased 29.8%, to $2,737,000 in the first nine months of 2008, from $3,899,000 in the same period of 2007. The decrease in deposit interest expense was due primarily to lower rates paid on interest-bearing deposits, mainly Market Rate Savings accounts, partially offset by increasing volume in Market Rate Savings accounts. Interest on borrowings was $145,000 for the period ending September 30, 2008 compared to $95,000 for the prior period primarily due to an increase in FHLB advances in 2008 as compared to 2007.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2008
RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (continued)
Net Interest Margin
Net interest margin increased 11 bp to 3.84% in 2008 from 3.73% in 2007 primarily due to the decrease in interest rates paid on deposits partially offset by the decrease in rates earned on loans in the first nine months of 2008 as compared to the same period in 2007.
The yield on earning assets decreased 108 basis points to 6.31% for the first nine months of 2008 compared to 7.39% in the same period of 2007. This decrease reflects overall market rate decreases initiated by the Federal Reserve Board in late 2007 through mid 2008. In the first nine months of 2008, the yield on loans was 6.68%, down 129 basis points from 7.97% in the first nine months of 2007.
In the first nine months of 2008, the cost of interest-bearing deposits was 2.93%, down 148 basis points from 4.41% in the like period in 2007. This decrease reflects overall interest rate decreases and, to a lesser extent, the effect of the GrowNOW deposits (0.06% cost of funds) in 2008. The overall cost of interest-bearing funds (deposits and borrowings) was 2.95% in the first nine months of 2008, compared with 4.38% in the same period of 2007.
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
During the first quarter of 2008, management determined that it was appropriate to more heavily weight the Company’s own historical loss experience as well as its strong asset quality, as evidenced by its low non-performing assets and low delinquencies, to arrive at new loss allocation percentages for the commercial loan portfolio. Management also determined that separating the commercial loan portfolio into two categories, commercial real estate loans and commercial and industrial loans, provided the ability to properly assign relative loss factors to each category and recognize that the risks associated with these two types of loans are inherently different. In September 2008, the Company re-evaluated the factors used for each category, resulting in an increase in the factor used to determine the allowance for loan losses for commercial real estate.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2008
RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (continued)
Application of this methodology resulted in a provision for loan losses of $399,000 for the nine months ended September 30, 2008 compared to $20,000 for the same period in 2007. In the first nine months of 2008, the Company charged off six loans totaling $367,000 and had a recovery of $2,000. For the first nine months of 2007, the allowance for loan losses benefited from recoveries totaling $87,000. The provision for loan losses in the first three quarters of 2008 also reflects overall growth in the loan portfolio in addition to the revised methodology discussed above. Management and the Board believe the allowance for loan losses at September 30, 2008 is adequate to absorb probable losses incurred in the portfolio.
At September 30, 2008 and December 31, 2007, loans totaling $1.6 million and $720,000, respectively, were in nonaccrual status (i.e., on which no interest income is being recorded).
Noninterest Income
Total noninterest income for the first nine months of 2008 was $287,000, down 1.9% from $293,000 for the same period in 2007 primarily due to a $30,000 decrease in gains on sales of loans in 2008 as compared to 2007. In the first nine months of 2008, one mortgage loan for $97,500 was sold through the FHLB Mortgage Purchase Program for a total gain of $1,000 as compared to six mortgage loans totaling $1.4 million at a gain of $31,000 for the same period in 2007.
Service charges on deposit accounts increased to $133,000 year-to-date in 2008, from $114,000 for the same period of 2007, an increase of 17.0%. This increase was mainly a result of a revised fee schedule implemented during the first quarter of 2008. The largest component of service charges on deposit accounts is non-sufficient fund (NSF) and overdraft charges which increased to $79,000 as of September 30, 2008, from $60,000 for the comparable period of 2007.
Other noninterest income is primarily comprised of loan service fee income and fees related to the Bank’s ATM program. In 2007, other noninterest income included $31,000 for the recovery of loan interest that had been reversed prior to 2007.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2008
RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (continued)
Noninterest Expenses
Noninterest expenses were $3,664,000 for the first nine months of 2008, an increase of $250,000, or 7.3% over the $3,414,000 for the same period of 2007. This increase is mainly attributable to an increase in salaries and benefits of $127,000 due primarily to additional lending personnel hired to support the Company’s growth and to increases in employee benefit costs. The remainder of the increase in noninterest expense was primarily due to the reversal of prior year interest income of $78,000 on two nonaccrual loans. Other, smaller increases in expenses related to growth and general price increases, included premises and equipment, of $44,000, professional fees, of $20,000, and data processing, of $21,000, in the first nine months of 2008 as compared to the same period in 2007. These increases were partially offset by decreases in directors’ fees of $30,000 (primarily related to a one-time stock grant in 2007 that did not recur in 2008) and in marketing and advertising expense of $27,000 in 2008.
Total other noninterest expense for the first nine months of 2008 and 2007 consisted of the following:

	Nine months ended
	September 30,
	2008	2007
Collection and other real estate owned expenses	$85,000	$82,000
Reversal of prior year interest income on nonaccrual loans	78,000	—
Travel and entertainment	32,000	34,000
Loan expenses	24,000	25,000
Insurance	25,000	25,000
Telephone	19,000	19,000
Dues and subscriptions	22,000	21,000
Other	18,000	17,000

	$303,000	$223,000

Total income tax expense differs from amounts computed by applying the federal income tax rate of 34% of pre-tax income in all periods presented mainly as a result of the favorable tax treatment for municipal bond securities which are generally tax-exempt. Also contributing to this difference is the favorable tax treatment of the Company’s investment in the single-premium cash surrender value life insurance policies.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2008
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
Net income for the third quarter of 2008 was $108,000, or $0.18 per diluted share, compared to $218,000, or $0.36 per diluted share for the third quarter of 2007. This represents a decrease of 50.8%. Net income decreased between the 2008 quarter and the 2007 quarter primarily due to an increase in the provision for loan losses, partially offset by an increase in net interest income.
Net Interest Income
Net interest income increased $134,000, or 9.9%, to $1,491,000 in the third quarter of 2008 from $1,357,000 for the same quarter of 2007. The increase in net interest income is primarily attributable to the interest rates paid on interest-bearing liabilities declining at a faster pace than the interest rates earned on interest-earning assets. Interest expense decreased $563,000 while interest income decreased $429,000 from the third quarter last year. In the third quarter of 2008, the net interest margin increased to 3.78%, a 23 basis point improvement over the 3.55% for the third quarter of 2007. Net interest income also benefited from the Company’s loan growth, shifting funds to higher yielding loans from lower yielding overnight Federal funds sold during the first nine months of 2008.
In the third quarter of 2008, the yield on loans was 6.22%, down 169 basis points from 7.91% for the same quarter of 2007. The overall cost of interest-bearing funds (deposits and borrowings) was 2.58% for the third quarter of 2008, compared with 4.44% for the third quarter of 2007. The cost of interest-bearing deposits was 2.54%, down 192 basis points from 4.46% for the third quarter of 2007.
Provision for Loan Losses
The provision for loan losses was $259,000 in the 2008 quarter, an increase of $236,000 from the $23,000 provision in the 2007 quarter. In the third quarter of 2008 the Bank charged off one loan totaling $39,000, as compared to the 2007 quarter when the Bank experienced recoveries of $10,000. The provision in the third quarter of 2008 includes $117,000 related to a change in methodology increasing the factor used for commercial real estate loans, approximately $76,000 related to impaired loans and approximately $65,000 related to growth in the loan portfolio.
Noninterest Income
Total noninterest income for the third quarter of 2008 was $101,000, up $12,000, or 12.9%, from $90,000 for the same period in 2007. The increase was primarily due to increases in the cash surrender value of Company owned life insurance policies of $12,000 and in service charges on deposit accounts of $9,000 in the 2008 quarter as compared to the 2007 quarter, partially offset by a decrease of $13,000 in gains on sales of loans.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2008
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 (continued)
Noninterest Expense
In the third quarter of 2008, total noninterest expense increased $89,000, or 8.0%, compared with the same quarter of 2007. The increase in noninterest expense was primarily due to the reversal of prior year interest income on a nonaccrual loan of $45,000. Other, smaller increases related to growth and general price increases, including premises and equipment, of $14,000, professional fees, of $13,000, and data processing, of $8,000, in the 2008 quarter as compared to the 2007 quarter.
Total other noninterest expense for the three months ended September 30, 2008 and 2007 consisted of the following:

	Three months ended
	September 30,
	2008	2007
Collection and other real estate owned expenses	$37,000	$27,000
Reversal of prior year interest income on a nonaccrual loan	45,000	—
Travel and entertainment	10,000	13,000
Loan expenses	8,000	7,000
Insurance	12,000	10,000
Telephone	6,000	7,000
Dues and subscriptions	8,000	9,000
Other	7,000	8,000

	$133,000	$81,000

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2008
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
Assets available to satisfy liquidity needs include cash and due from banks, Federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets were approximately $21.5 million at September 30, 2008, compared to $34.8 million at December 31, 2007.
During periods characterized by loan demand outpacing local deposit growth, the Company may use sources of funds in addition to retail deposits which include national market CDs and FHLB advances. If additional liquidity is needed in the future, there are several available sources, including purchasing Federal funds, obtaining additional FHLB advances, acquiring additional national market CDs or brokered deposits, and selling loans. The Company also can borrow under various lines of credit. At September 30, 2008, these credit facilities aggregated approximately $14.7 million for general liquidity purposes and $2.0 million for providing additional capital to the Bank.
As discussed previously, total shareholders’ equity increased $476,000, to $14,405,000 at September 30, 2008 from $13,929,000 at December 31, 2007. The increase was due to net income of $486,000, the issuance of stock under various plans totaling $73,000 and stock-based compensation expense of $3,000 partially offset by a decrease in the fair value of available-for-sale securities, net of tax, of $86,000.
At September 30, 2008 and December 31, 2007, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum to be	Minimum required
	Western Reserve Bank		considered	for capital
	September 30,	December 31,	well-	Adequacy
	2008	2007	capitalized	purposes

Tier 1 “core” capital to risk-weighted assets	9.5%	9.0%	6.0%	4.0%
Total capital to risk-weighted assets	10.6%	10.9%	10.0%	8.0%
Tier 1 leverage ratio	8.5%	7.3%	5.0%	4.0%

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2008
LIQUIDITY AND CAPITAL RESOURCES (continued)
The Company’s continued growth has required management and the Board to consider capital strategies to support that growth. Traditional capital sources include issuing trust preferred securities, stock or other capital instruments, but the market for these has diminished in the current economy.
In October 2008, the United States Treasury introduced its Troubled Asset Relief Program (TARP). A component of the TARP involves the United States Treasury providing capital to financial institutions by purchasing senior preferred stock in qualifying institutions of up to 3% of risk-weighted assets or $25 billion, whichever is lower. The Company has applied to the Treasury for approximately $4.4 million of TARP funds. If approved by the Treasury, and if the Company accepts the funding, this will result in the Company issuing Senior Preferred Securities, which will be considered Tier 1 capital.
In 2003, the Company obtained a line of credit for capital purposes through an unaffiliated financial institution. By borrowing against the line of credit and then investing the funds into the Bank as capital, the Company is able to help the Bank manage its capital ratios. Presently, this facility is not being utilized.
During 2008, $1.7 million was downstreamed from the Company to the Bank to maintain capital adequacy requirements. In addition to the $2,000,000 line of credit for capital purposes, at September 30, 2008, the Company had over $300,000 remaining from the common stock offering in 2004 to downstream to the Bank as paid in capital as needed to support the Bank’s capital requirements as it grows.
In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions. There are 6,250 shares of authorized but unissued shares of stock allocated to the Plan. Because the Plan has been registered with the SEC, there are no restrictions on the resale of the stock, other than those applicable to “affiliates” as defined in Rule 144 of the Securities and Exchange Commission. As of September 30, 2008, a total of 3,482 shares of common stock are held by 29 participants through the Plan.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2008
INTEREST RATE RISK
Strategies to manage interest rate risk are utilized to mitigate the possible adverse impact to the Company’s results arising from changes in interest rates.
The Company adopted a strategy to transition its balance sheet to a liability-sensitive position in 2006 as rates appeared to be reaching their peak. To accomplish this the Company emphasized shorter-term deposits and other funding sources, longer repricing intervals on new loans and transitioned funds from short-term Fed funds sold to longer-term loans and investment securities.
The Federal Reserve Target rate was 5.25% throughout most of 2007 until the Federal Reserve Board began a series of seven target rate reductions on September 18, 2007 and continuing through April 30, 2008. At September 30, 2008 the Federal Reserve target rate was 2.00%, after decreasing 325 basis points in the past year. The Company maintained its liability-sensitive position throughout 2007 with $94,999,000 of assets and $113,140,000 of liabilities maturing or repricing within one year at December 31, 2007, a negative interest rate gap of $18,141,000 (repricing interest earning assets were 84.0% of repricing interest bearing liabilities).
A significant portion of the Company’s liabilities are Market Rate Savings accounts which are generally priced in relation to a national money market index. This index normally moves in relation to the Federal funds target rate but lagged behind the rate cuts made in late 2007. Although the index’ tendency to lag the market mitigated the benefits of the liability sensitive position in late 2007, the index and market rates were more closely aligned by mid-2008, thus benefiting the Company’s net interest margin in the first three-quarters of 2008.
The Company has remained in a liability-sensitive position during the first three-quarters of 2008 with $87,456,000 of assets and $112,591,000 of liabilities maturing or repricing within one year at September 30, 2008, a negative interest rate gap of $25,135,000 (repricing interest earning assets were 77.7% of repricing interest bearing liabilities). Management has initiated action to return to a more neutral position, rather than the current liability sensitive position by offering longer term deposits and increasing the emphasis on variable rate loans.
Management believes that market interest rates are currently near their low, however, current market and economic conditions led the Federal Reserve Board to reduce the target rate 100 bp, to 1.00% by October 31, 2008 and further reductions are possible.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2008
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

WESTERN RESERVE BANCORP, INC.
CONTROLS AND PROCEDURES
September 30, 2008
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2008, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
September 30, 2008
PART II—OTHER INFORMATION

Item 1. Legal Proceedings	None

Item 1a. Risk Factors	Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3. Defaults Upon Senior Securities	None

Item 4. Submission of Matters to a Vote of Security Holders	None

Item 5. Other Information	None

Item 6 — Exhibits
WESTERN RESERVE BANCORP, INC.
FORM 10-Q
September 30, 2008

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

10.2
Lease Agreement by and between Michael Rose DBA Washington Properties and Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 31, 1999)
*

10.3
Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of August 21, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on August 26, 2008)
*

10.4
Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)
*

10.5
Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003)
*

10.6
Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May 5, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)
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
September 30, 2008

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
*

10.17	Seventh Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 1, 2008.

11	Statement re: Computation of Per Share Earnings (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on May 14, 2008)	*

14	Western Reserve Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2004)	*

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

*	Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Quarter ended September 30, 2008
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.
Date: November 14, 2008	By:	/s/ Edward J. McKeon
Edward J. McKeon
President and Chief Executive Officer (Principal Executive Officer)

/s/ Cynthia A. Mahl
Cynthia A. Mahl
Senior Vice President/Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.17	Seventh Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 1, 2008.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer