Form 10-K
period 2008-12-31
WESTERN RESERVE BANCORP INC
filed 2009-03-31
CIK 1051473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 000-51264
Western Reserve Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-1566623

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4015 Medina Road, Suite 100, Medina, Ohio	44256

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (330) 764-3131
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act: Common stock, no par value, $1.00 stated value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as identified in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the Bancorp was $9,003,302 (which excludes 114,950 shares held by directors and executive officers). As of that date, there were 582,654 shares of common stock issued and outstanding.
As of March 20, 2009, there were 583,300 shares of the Company’s common stock, without par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts I and II: Portions of Registrant’s 2008 Annual Report to Shareholders
Part III: Portions of Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2009

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
The Company and the Bank currently maintain their offices at 4015 Medina Road, Suite 100, Medina, Ohio 44256. The Bank opened a second full-service office in October 2004 located at 8751 Brecksville Road, Brecksville, Ohio 44141 and a lending office in December 2008 located at 148 E. Liberty Street, Suite 210, Wooster, Ohio 44691.
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
Under applicable law, the Bank is permitted to make loans to individual borrowers in aggregate amounts of up to 15 percent of the sum of the Bank’s total capital and allowance for loan losses. At December 31, 2008, the Bank’s legal lending limit was approximately $2,492,000. The Board of Directors has established an “in-house” lending limit of $1,800,000, although, under certain circumstances, the Board Loan Committee can authorize, on a case-by-case basis, lending relationships in excess of this “in-house” limit. The Board may from time to time raise or lower the “in-house” limit as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions. The Board approved an increase to the “in-house” limit on February 19, 2009 to $2,000,000. The Company believes that the Bank’s legal lending limit is adequate to satisfy the credit needs of most of its clients. For credit needs that exceed the Bank’s legal lending limit, the Bank has the ability to participate with other banks to meet the credit need. In such instances, the Bank intends to be the lead bank in the loan arrangement.
The Bank’s market area is competitive. There are at least fifteen commercial banks, savings institutions and credit unions with nearly thirty offices in the Bank’s primary service areas of Medina and Brecksville. In recent years, several banks and savings institutions headquartered outside of Medina County acquired or opened new branches in the Medina area. However, in the past few years, many of the area’s financial institutions have been acquired by large regional organizations headquartered outside of the Medina area. The rapid growth of the Bank in the ten years since it opened has confirmed the founding shareholders’ belief that a local community bank that offered excellent customer service would be well-received in the Bank’s primary market areas. The Bank’s competition, in addition to large regional banks, includes finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.
Employees
At December 31, 2008, the Bank has 37 full-time-equivalent employees (33 full-time and 7 part-time). None of its employees is covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.
Reports to Security Holders
The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy solicitation materials, as applicable, under Commission Regulation 14A. The public may read and copy any materials the Company files with the Commission at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.
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

The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s Chief Executive Officer and Chief Financial Officer are required which attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. Additionally, the Chief Executive Officer and Chief Financial Officer are required to certify that the Company has effective disclosure controls and procedures. In accordance with Section 404 of the Sarbanes-Oxley Act, the Company implemented a program to monitor the Company’s internal control over financial reporting. This includes the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls and testing of the operating effectiveness of key controls over financial reporting. The Company’s independent registered public auditing firm will be required to issue an opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2009. See Item 9A(T) of the Company’s annual report on Form 10-K for more information regarding management’s evaluation of the Company’s disclosure controls and procedures, and the Company’s internal control over financial reporting.
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
Deposit Insurance. Deposit accounts of the Bank are insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC expanded the deposit account insurance in 2008 to include all accounts up to $250,000 through December 31, 2009. In addition, the Bank elected to participate in the FDIC’s Temporary Liquidity Guarantee Program which provides unlimited deposit insurance for non-interest bearing transaction accounts through December 31, 2009. The Company is required to pay deposit insurance premium assessments to the FDIC. The FDIC deposit reserve ratio declined significantly during 2008 to levels below the 1.15% minimum ratio. As a result of this decline and the potential for additional losses in 2009, the FDIC has proposed increases in the deposit insurance premiums for all financial institutions including the Bank.
Effective March 31, 2006, the FDIC merged the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) to form the Deposit Insurance Fund (DIF). The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (FICO) to impose and collect assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation. The annual FICO assessment rate as of the first quarter of 2009 is 1.04 basis points.
FDIC regulations assess deposit insurance premiums based on risk such that the FDIC closely ties each financial institution’s deposit insurance premiums to the risk it poses to the DIF. Under the risk-based assessment system, the FDIC evaluates the risk of each financial institution based on its supervisory rating, its financial ratios and its long-term debt issuer rating. For institutions deemed by the FDIC to pose the least amount of risk to the DIF, rates ranged between five and seven cents for every $100 of domestic deposits in 2008. The assessment paid by the Company during the year ended December 31, 2008 was approximately six cents for every $100 of domestic deposits. For 2009, FDIC premiums for institutions in Risk Category I (such as Western Reserve Bank) are expected to increase to a range of twelve to sixteen cents for every $100 of domestic deposits in 2009. In addition, the FDIC has proposed a special one-time assessment of twenty cents for every $100 of domestic deposits on the second quarter average deposits which, if enacted, would cost the Bank approximately $315,000. In addition, the increase in the insurance limits expiring on December 31, 2009 (up to $250,000 per deposit account and unlimited insurance for demand deposits) are expected to further increase rates, however, the extent of these increases have not been published. The maximum assessment rate for “high risk” institutions for the first quarter of 2009 is fifty cents per $100 in assessable deposits.

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
In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution. These “prompt corrective action” provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases. Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. An institution may be considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination).
As of December 31, 2008, the Bank was considered “well-capitalized” and exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 11.0%, a Tier 1 risk-based capital ratio of 9.9% and a leverage ratio of 8.5%. As a result of the Corporation’s equity offering in the second half of 2000, the Bank, on January 2, 2001, issued $1,500,000 of subordinated debt to the Corporation which was repaid on June 30, 2008. During 2008 and 2007, the Company downstreamed funds as capital to the Bank in amounts of $2,500,000 and $300,000, respectively. In 2008, the funds downstreamed to the Bank included $500,000 the Company borrowed on its line of credit for capital purposes.

The Bank has grown rapidly in its ten-year history, and continued rapid growth will require it to consider capital strategies to support that growth. The Company has a $5,000,000 line of credit through an unaffiliated financial institution, with up to $2,000,000 for the purpose of providing additional capital to the Bank as needed, and up to $3,000,000 for liquidity purposes. At December 31, 2008, $4,500,000 remained on the line of credit. The Company is able to borrow against the line of credit and then invest the funds in the Bank as paid-in capital, thus enabling the Bank to manage its capital ratios. The interest rate on the line is variable, at 0.75% below the prime rate or LIBOR plus 1.75%, which is at the Company’s option at the time the line is drawn. The line has a floor rate of 4.20% regardless of the option the Company chooses at the time a draw is made. The line is secured by 100% of the stock of the Bank. There are certain covenants on the line relating to the Company’s and the Bank’s operating performance and capital status. As of December 31, 2008 and December 31, 2007, the Company and the Bank were in compliance with all covenants. The Company borrowed $3,000,000 against the liquidity line of credit for seven days during 2008. At year-end 2008, the Company borrowed $500,000 on the capital line of credit, and that amount was still outstanding at year-end. The Company did not borrow against the lines in 2007. Other capital-raising strategies that the Company could consider in the future include issuing preferred stock, trust preferred securities, selling more common stock or issuing subordinated debt at the Bank level. However, there is currently very little market for these instruments.
In October 2008, as a part of the Economic Stimulus Act of 2008, the United States Treasury introduced its Troubled Asset Relief Program (TARP). A component of the TARP, the Capital Purchase Program (CPP), involves the United States Treasury providing capital to financial institutions by purchasing senior preferred stock in qualifying institutions of up to 3% of risk-weighted assets or $25 billion, whichever is lower. In February 2009, the Company received notice that it has been approved by the U.S. Treasury for approximately $4.45 million in Senior Preferred Securities under the CPP. The Senior Preferred Securities will be considered Tier 1 capital. The shareholders of the Company will need to authorize the issuance of preferred stock in order for the Company to participate in the CPP program. This matter will be considered at the Company’s Annual Shareholders’ Meeting.
Dividends. Ohio law and FRB provisions prohibit the Bank, without the prior approval of both the Division and the FRB, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. Accordingly, the Bank will have approximately $1,411,000, plus its net income in 2009, available to be paid as dividends to the Company. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2008.
Bank holding companies that sell senior preferred stock to the U.S. Treasury under the CPP may not pay dividends to common shareholders until all dividends on the senior preferred stock have been paid in full. In addition, the U. S. Treasury must consent to any dividends paid in the first three years and for any increase in dividend payments exceeding 3% thereafter. The senior preferred stock is expected to be redeemed after ten years, therefore, no dividends may be paid to common shareholders after ten years if the senior preferred stock has not been redeemed.
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
After extensive study and evaluation throughout 2008, the Board authorized the Bank to pursue expansion into the Wooster, Ohio market area via a lending office. The Bank provided the necessary notification to the Ohio Division of Financial Institutions and the lending office in Wooster, Ohio opened in December 2008.
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
Privacy Provisions of Gramm-Leach-Bliley Act. Under GLBA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of GLBA affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.
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
In addition to programs discussed elsewhere herein, there have been numerous other actions recently undertaken by the Federal Reserve Board, the U.S. Department of the Treasury, the FDIC and others in efforts to address the current liquidity and credit crisis in the financial industry. These measures, many of which were taken in connection with or pursuant to recent stimulus measures enacted by Congress, include proposed acquisitions of troubled bank assets; homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; a temporary guaranty program for money market funds; and other coordinated efforts to address illiquidity and other weaknesses in the banking sector. The Company cannot predict the impact that these measures may have on the financial condition or results of operations of the Company or the Bank. Nor can the Company predict what other legislation or regulations might be adopted going forward or the impact that such future measures may have on the Company or the Bank

Item 1. Business-Statistical Disclosure
I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The information on contained in the Company’s 2008 Annual Report to Shareholders under the caption “Net Interest Income” of “Management’s Discussion and Analysis” is incorporated by reference.

II.	INVESTMENT PORTFOLIO

The estimated fair values of securities available for sale at December 31, 2008 and 2007 are as follows:

		Gross	Gross	Weighted
	Fair	Unrealized	Unrealized	Average
	Value	Gains	Losses	Yield
2008
U.S. Government sponsored agencies	$516,032	$16,032	$—	5.25%
Mortgage-backed	5,378,328	191,220	(1,884)	5.07%
Municipal	4,319,962	75,183	(17,093)	5.60	%(1)

	$10,214,322	$282,435	$(18,977)	5.31%

2007
U.S. Government sponsored agencies	$2,505,915	$6,412	$(518)	4.82%
Mortgage-backed	3,931,094	54,803	(5,483)	5.29%
Municipal	4,545,956	46,929	(12,181)	5.53	%(1)

	$10,982,965	$108,144	$(18,182)	5.28%

Maturities of Investment Securities

	Due in one			Due in five		Greater
	to five years			to ten years		than ten years
		Weighted			Weighted		Weighted
		Average			Average		Average
	Amount	Yields		Amount	Yields	Amount	Yields
U.S. Government sponsored agencies	$—	—		$516,032	5.25%	$—	—
Mortgage-backed	—	—		527,675	5.35	4,850,653	5.04%
Municipal	349,998	5.27	(1)	2,363,131	5.63 (1)	1,606,833	5.64 (1)

	$349,998	5.27%		$3,406,838	5.53%	$6,457,486	5.19%

(1)	Fully tax-equivalent based on federal income tax structure applicable at December 31, 2008 and 2007.
There are no securities maturing in less than one year. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

III.	LOAN PORTFOLIO
A.	Types of Loans — Total loans on the balance sheet are comprised of the following classifications at December 31, 2008 and 2007.

	2008	2007
Commercial	$127,707,591	$110,433,677
Home equity lines of credit	7,734,516	6,663,412
Residential mortgage and construction	1,277,501	1,513,902
Consumer installment	3,298,283	2,985,560
Purchased auto loans	3,577,953	—
Other	29,587	31,506

	$143,625,431	$121,628,057

Concentrations of Credit Risk: Western Reserve Bank grants commercial, residential real estate mortgage and installment loans to businesses and individuals mainly in Medina, Cuyahoga and contiguous counties in Ohio. Commercial loans include loans collateralized by business assets. At December 31, 2008, commercial loans secured by real estate make up approximately 60.7% of the loan portfolio. Other commercial loans to businesses comprise 28.2% of total loans, and are expected to be repaid from cash flows from operations of the businesses.
Variable rate home equity lines of credit make up approximately 5.4% of the loan portfolio and are collateralized by residential real estate. Residential mortgage and construction loans are 0.9% of the loan portfolio and are secured primarily by first mortgages on residential property. Installment loans to individuals and other loans make up approximately 2.3% of the loan portfolio and are primarily collateralized by consumer assets or are unsecured. Purchased auto loans make up approximately 2.5% of the loan portfolio and are collateralized by automobiles and serviced by another financial institution. At December 31, 2008, approximately 0.5% of the Bank’s total loan portfolio was unsecured.
B.
Maturities and Sensitivities of Loans to Changes in Interest Rates — The following table shows the maturity distribution and sensitivity to changes in interest rates of loans outstanding as of December 31, 2008. Fixed rate loans are presented based on their maturity date, and variable rate loans with floating or adjustable interest rates are included based on their earliest repricing opportunity.

Loan Maturities and Sensitivity to Changes in Interest Rates

	Within	One to	After
	one year	five years	five years	Total

Commercial	$70,928,629	$54,751,872	$2,027,090	$127,707,591
Home equity lines of credit	7,734,516	—	—	7,734,516
Residential mortgage and construction	246,984	663,534	366,983	1,277,501
Consumer installment	2,882,623	350,088	65,572	3,298,283
Purchased auto loans	—	1,880,753	1,697,200	3,577,953
Other	29,587	—	—	29,587

	$81,822,339	$57,646,247	$4,156,845	$143,625,431

Of the loans maturing or repricing after one year, approximately $26,452,000 have variable interest rates, and $35,351,000 have fixed interest rates.

III.	LOAN PORTFOLIO (Continued)
C.	Risk Elements
1.	Nonaccrual, Past Due, Restructured and Impaired Loans — The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31.

	2008	2007
(a) Loans accounted for on a nonaccrual basis	$1,657,328	$720,356
(b) Accruing loans which are contractually past due 90 days or more as to interest or principal payments	—	—
(c) Loans not included in (a) or (b) which are “Troubled Debt Restructurings” as defined by Statement of Financial Accounting Standards No. 15	—	—
(d) Other loans defined as “impaired”	—	—

	$1,657,328	$720,356

Percentage of allowance to non-performing loans	105%	223%

Management believes the allowance for loan losses at December 31, 2008 is adequate to absorb probable losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on the Company’s loss experience, the loss experience of comparable companies, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

III.	LOAN PORTFOLIO (Continued)

2008
Gross interest income that would have been recorded in 2008 on nonaccrual loans outstanding at December 31, 2008 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period	$127,901

Interest income actually recorded on nonaccrual loans and included in net income for the period	6,807

Interest income not recognized during the period	$121,094
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

As of December 31, 2008, in addition to the $1,657,328 of loans reported under Item III, C.1., there are no other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C.1 at some future date. There were no loans classified for regulatory purposes as loss, doubtful or substandard that have not been disclosed in Section 1 above.

3.	Foreign Loans Outstanding

None

4.	Loan Concentrations

As of December 31, 2008, commercial loans to entities classified as real estate holding companies comprise approximately $42,278,000, or 29.4% of the total loan portfolio. However, this category includes a significant proportion of loans for buildings that are owner-occupied, and that are classified as real estate holding companies solely because the owner of the operating company has formed a real estate holding company for the single purpose of owning the building that they then lease to their operating company.

D.	Other Interest-Bearing Assets

There are no other interest-bearing assets as of December 31, 2008 that would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE
A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2008	2007
Loans
Loans outstanding at end of period	$143,625,431	$121,628,057

Average loans outstanding during period	$135,848,093	$116,805,656

Allowance for loan losses
Balance at beginning of period	$1,605,766	$1,588,217

Loans charged-off
Commercial	351,899	202,300
Home equity lines of credit	—	—
Residential mortgage and construction	—	—
Consumer installment	24,309	1,368
Purchased auto loans	18,502	—

	394,710	203,668

Recoveries of loans previously charged-off Commercial	2,422	104,795
Residential mortgage and construction	—	—
Consumer installment	818	220
Credit card	—	—

	3,240	105,015

Net loans charged-off	391,470	98,653
Provision for loan losses	529,174	116,202

Balance at end of period	$1,743,470	$1,605,766

Ratio of net charge-offs during the period to average loans outstanding during the period	0.29%	0.08%

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
B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

			Percentage of Loans in
			Each Category to
	Allowance Amount		Total Loans
	2008	2007	2008	2007
Commercial	$1,596,336	$1,550,730	88.9%	90.8%
Home equity lines of credit	78,240	33,118	5.4	5.5
Residential mortgage & construction	23,491	5,241	0.9	1.2
Installment and credit card loans to individuals	17,522	16,442	2.3	2.5
Purchased auto loans	26,797	—	2.5	—
Unallocated	1,084	235	0.0	0.0

Total	$1,743,470	$1,605,766	100.0%	100.0%

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)
While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.
V.	DEPOSITS
The average amount of deposits and average rates paid are summarized as follows for the year ended December 31:

	2008		2007
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$17,228,875	0.00%	$15,569,503	0.00%
Interest bearing demand deposits	7,010,024	0.65	6,435,294	1.00
Savings and money market accounts	76,519,854	1.33	73,089,677	4.63
Certificates of deposit and IRAs	43,999,451	3.30	40,857,055	4.48

	$144,758,204	1.98	$135,951,529	3.88

At December 31, 2008, the Bank had $30,501,265 of time certificates of deposit of $100,000 or more outstanding. Remaining maturities of these time deposits are as follows:

Three months or less	$5,730,050
Over three through six months	2,699,112
Over six through twelve months	10,961,029
Over twelve months	11,111,074

$30,501,265

VI.	RETURN ON EQUITY AND ASSETS
The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2008	2007
Average total assets	$165,171,000	$153,374,000
Average shareholders’ equity	$14,294,000	$13,345,000
Net income	$453,308	$817,214
Return on average total assets	0.27%	0.53%
Return on average shareholders’ equity	3.17%	6.12%
Cash dividends declared	$0.00	$0.00
Dividend payout percentage	n/a	n/a
Average shareholders’ equity to average total assets	8.65%	8.70%
VII.	SHORT-TERM BORROWINGS

The Company did not have any reportable categories of short-term borrowings during or at the end of the reported periods.

Item 1A. Risk Factors
This item is not applicable to smaller reporting companies.
Item 1B. Unresolved Staff Comments
This item is not applicable to smaller reporting companies.
Item 2. Description of Property
The Company leases premises for the Bank’s main office at 4015 Medina Road, Suite 100, Medina, Ohio, which also serve as the Company’s corporate headquarters. The leased premises consist of approximately 11,784 square feet of a three-story multi-tenant brick building constructed in 1998 with ample parking. The building is located on State Route 18, a major thoroughfare in Medina, approximately 1.5 miles west of Interstate 71 and 1 mile east of downtown Medina. The Bank has five interior teller stations (two of which are sit-down teller desks and three of which are traditional stand-up teller counters), a two-lane drive-through, a drive-up ATM, a night depository facility, and lending, accounting and operations offices.
The lease had a primary term of ten years which expired in October 2008 and options for two five-year extensions. The Company exercised the first option for a five-year extension expiring in October 2013. The annual lease payment was $257,248 for 2008 and $255,247 for 2007, before rental income of $9,000 from subleasing space in 2007, and is subject to increases each subsequent year. The facility is leased under an operating lease from a member of the Board of Directors. Refer to Note 5 in the Company’s 2008 Annual Report to Shareholders (incorporated herein by reference) for additional discussion about the lease.
On October 4, 2004, the Company opened a second full-service facility located at 8751 Brecksville Road, Brecksville, Ohio. The Bank entered into an operating lease agreement with an unrelated entity for approximately 5,600 square feet of space for this location. The lease is for a term of ten years beginning October 1, 2004, with two five-year renewal options. The annual lease payment was $160,962 for 2008 and $157,806 for 2007, with a provision for annual increases of two percent.
The Bank occupies a small office inside Western Reserve Masonic Community, a retirement community at 4931 Nettleton Road, Medina. The Bank also occupies a small office inside Summerville at Camelot (formerly Camelot Place), an assisted living facility located at 49 Leisure Lane, Medina. The Bank operates a full-service, limited-hours branch at each location. Rent for both offices is de minimis.
On December 18, 2008, the Company opened a lending office located at 148 E. Liberty Street, Wooster, Ohio. The Bank entered into an operating lease agreement with a related entity for approximately 820 square feet of space for this location. The lease is for a term of one year beginning December 1, 2008, with annual renewal options. Rent for 2008 was $675.
Item 3. Legal Proceedings
The Company is not aware of any legal proceedings against it or the Bank.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2008.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Common Stock was held by approximately 499 holders of record as of December 31, 2008. Howe Barnes Hoefer & Arnett, Inc. (Howe Barnes) makes a market in the Company’s shares of stock. Howe Barnes is a ninety-four year old Chicago based investment firm that specializes in the research and trading of small and medium sized community bank stocks. The Company’s shares are quoted on the OTC “Pink Sheets” under the symbol WRBO. To date there has been no regular and liquid market for the common stock, and there can be no assurance that a regular and liquid trading market will develop in the foreseeable future although management believes the arrangement with Howe Barnes will provide shareholders with improved liquidity of their shares. The high and low bid information in the table below has been compiled from NASDAQ.com. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

2008	High	Low
Fourth quarter	$15.00	$15.00
Third quarter	$19.50	$19.50
Second quarter	$19.25	$19.25
First quarter	$22.50	$22.50

2007	High	Low
Fourth quarter	$26.05	$24.10
Third quarter	$29.00	$29.00
Second quarter	$28.65	$28.65
First quarter	$31.50	$31.50
In October 2008, the Company extended the expiration date by five years on 54,450 stock options to executive officers and 562 stock options to non-executive officers of the Company. The Company recognized $132,000 in compensation expense in accordance with FAS123-R related to the modification of stock options in 2008.
No cash or other dividends were declared or paid since the Company’s inception on February 25, 1997. The Company expects that all Company and Bank earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, the Company will probably be largely dependent upon dividends paid by the Bank for funds to pay dividends on the Common Stock. It is also possible, however, that the Company could pay dividends in the future generated from investment income and other activities of the Company. As part of the conditions for renewal of a line of credit with another financial institution described in Note 7 of the Company’s 2008 Annual Report to Shareholders, the Company may, over the life of the loan agreement, declare or pay dividends subject to an aggregate limit of $100,000.
Under Ohio law, the Bank will be restricted as to the maximum amount of dividends it may pay on its Common Stock. For additional discussion regarding dividend restrictions, please refer to the discussion regarding Supervision and Regulation in Part I of this Form 10-K.
Bank holding companies that sell senior preferred stock to the U.S. Treasury under the CPP may not pay dividends to common shareholders until all dividends on the senior preferred stock have been paid in full. In addition, the U. S. Treasury must consent to any increase in dividends paid in the first three years and for any increase in dividend payments exceeding 3% per year thereafter. The senior preferred stock is expected to be redeemed after no more than ten years, therefore, no dividends may be paid to common shareholders after ten years if the senior preferred stock has not been redeemed.
Item 6. Selected Financial Data
N/A

Item 7. Management’s Discussion and Analysis and Results of Operations
The information contained in the Company’s 2008 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis” is incorporated by reference.
Item 8. Financial Statements
The following financial statements and related notes are incorporated by reference to the Company’s 2008 Annual Report to Shareholders under the following captions:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 9. Changes in, and Disagreements With, Accountants on Accounting and Financial Disclosure
None.
Item 9A(T). Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Western Reserve Bancorp, Inc.’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)/15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Western Reserve Bancorp, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the President and Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as well as COSO’s Guidance for Smaller Public Companies. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2008.
This annual report does not include an attestation report of the Company’s registered public accounting firm, Crowe Horwath LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Edward J. McKeon	/s/ Cynthia A. Mahl

Edward J. McKeon	Cynthia A. Mahl
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer
March 20, 2009
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors, Executive Officers, Promoters and Control Persons:
A.	Directors. The information contained in the Company’s Proxy Statement under the caption “Election of Directors” is incorporated by reference.

B.	Executive Officers. The information contained in the Company’s Proxy Statement under the caption “Summary Compensation Table” is incorporated by reference.

C.	Certain Significant Employees. None.

D.	Family Relationships. None.

E.	Business Experience. The information contained in the Company’s Proxy Statement under the caption “Election of Directors” is incorporated by reference.

F.	Involvement in Certain Legal Proceedings. None.

G.	Promoters and Control Persons. None.
Section 16(a) Beneficial Ownership Reporting Compliance.
The information contained in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference.
Code of Ethics
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
Corporate Governance
Audit Committee Financial Expert. The Company’s Board of Directors has determined that C. Richard Lynham, Chairman of the Audit Committee, is a “financial expert” as defined under the regulations promulgated under the Sarbanes-Oxley Act and is “independent” defined under Rule 4200 of the National Association of Securities Dealers (“NASD”) Marketplace Rules.
Identification of the Audit Committee. The information contained in the Company’s Proxy Statement under the caption “Board Structure and Committees” is incorporated by reference.

Item 11. Executive Compensation
The information contained in the Company’s Proxy Statement under the caption “Executive Compensation” is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in the Company’s Proxy Statement under the caption “Beneficial Ownership” is incorporated by reference.
The information contained in the Company’s Proxy Statement under the caption “Election of Directors” is incorporated by reference.
The Company has a nonqualified stock option plan that provides for up to 125,000 shares of the Company’s common stock to be available for grant to officers, employees, directors and others. The exercise price is at least the market price at date of grant. The maximum option term is ten years, and options generally vest over three years as follows: 25% one year from the grant date, 50% after two years, and 100% after three years. Options granted after 2004 generally vest 100% after five years. As of December 31, 2008, the following equity securities are authorized for issuance under the plan:
Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
	rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	n/a	0
Equity compensation plans not approved by security holders	106,136	$18.70	0

Total	106,136	$18.70	0

The Plan’s ten-year term ended in 2008 and, accordingly, there were no options available to be awarded under the plan at December 31, 2008.
The Plan provides for adjustment of the number of shares in the event the outstanding shares of stock of the Company are changed into or exchanged for a different number or kind of shares by reason of any merger, consolidation, reorganization, recapitalization, combination, stock split or stock dividend.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information contained in the Company’s Proxy Statement under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” is incorporated by reference. The Company has determined that the following members of its Board of Directors qualify as “independent” under Rule 4200(a)(15) of the NASDAQ Marketplace Rules: Roland H. Bauer, Bijay K. Jayaswal, Ray E. Laribee, C. Richard Lynham, R. Hal Nichols, Rory H. O’Neil, Glenn M. Smith and Thomas A. Tubbs.
Item 14. Principal Accountant Fees and Services
The information contained in the Company’s Proxy Statement under the caption “Audit Fees” is incorporated by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The Exhibit Index that immediately follows the signature page to this Form 10-K is incorporated by reference. The exhibits required to be filed with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2009.

WESTERN RESERVE BANCORP, INC.
By:	/s/ Edward J. McKeon
Edward J. McKeon, President,
Chief Executive Officer and Director
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 30, 2009.

/s/ P.M. Jones P.M. Jones, Chairman of the Board	/s/ Edward J. McKeon Edward J. McKeon, President, Chief Executive Officer and Director

/s/ Roland H. Bauer Roland H. Bauer, Director	/s/ Bijay K. Jayaswal Bijay K. Jayaswal, Director

/s/ Ray E. Laribee Ray E. Laribee, Director	/s/ C. Richard Lynham C. Richard Lynham, Director

/s/ R. Hal Nichols R. Hal Nichols, Director	/s/ Rory H. O’Neil Rory H. O’Neil, Director

/s/ Michael R. Rose Michael R. Rose, Director	/s/ Glenn M. Smith Glenn M. Smith, Director

/s/ Thomas A. Tubbs Thomas A. Tubbs, Director	/s/ Cynthia A. Mahl Cynthia A. Mahl, Executive Vice President and Principal Financial and Accounting Officer

WESTERN RESERVE BANCORP, INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibits

3.1	Amended and Restated Articles of Incorporation of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)

3.2	Code of Regulations of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)

10.1	Employment Agreement of Edward J. McKeon, Dated December 15, 2005. (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 19, 2005)

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

10.9
Lease Agreement by and between Western Reserve of Brecksville, LLC and Western Reserve Bank (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2005)

10.10
First amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on May 16, 2005)

10.11
Second amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 30, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 15, 2005)

10.12
Western Reserve Bancorp, Inc. and Western Reserve Bank Executive Incentive Compensation Plan, Amended and Restated as of May 1, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on May 7, 2008)

Exhibit No.	Description of Exhibits

10.13
Third amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 20, 2006 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2006)

10.14
Fourth amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated February 6, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)

10.15
Fifth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 21, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)

10.16
Sixth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 28, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2007)

10.17
Seventh Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 18, 2008 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2008)

10.18
Form of Amendment to the Western Reserve Bancorp, Inc. Stock Option Grant Agreement as of October 16, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on October 22, 2008)

11	Statement re: Computation of Per Share Earnings (incorporated by reference to the Company’s 2008 Annual Report to Shareholders)

13	2008 Annual Report to Shareholders (Except for sections incorporated by reference into this Form 10-K, the Annual Report to Shareholders shall not be deemed to be “filed” with the Commission.)

21	Subsidiary of Western Reserve Bancorp, Inc.

23	Consent of Crowe Horwath LLP

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer