Form 10-Q
period 2009-03-31
WESTERN RESERVE BANCORP INC
filed 2009-05-15
CIK 1051473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2009

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
(330) 764-3131
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such items). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
583,947 shares of common stock, no par value, $1.00 stated value as of May 15, 2009.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Quarter ended March 31, 2009

Page

PART I—Financial Information

ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3

Consolidated Statements of Income for the three months ended March 31, 2009 and 2008	4

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2009 and 2008	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	6

Notes to Consolidated Financial Statements	7

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	N/A

ITEM 4T CONTROLS AND PROCEDURES	28

PART II—Other Information	29

SIGNATURES	32

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	Dec. 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from financial institutions	$2,808,162	$2,302,786
Interest-bearing deposits in other financial institutions	12,489,487	18,908,677
Federal funds sold and other short-term funds	180,000	91,000

Cash and cash equivalents	15,477,649	21,302,463

Interest-bearing deposits in other banks	3,000,000	—
Securities available for sale	10,059,423	10,214,322
Restricted stock	781,900	728,400
Loans	150,945,083	143,625,431
Allowance for loan losses	(1,824,551)	(1,743,470)

Loans, net	149,120,532	141,881,961

Premises and equipment, net	1,016,244	1,006,081
Bank owned life insurance	2,257,646	2,231,665
Other real estate owned	290,000	290,000
Accrued interest receivable and other assets	1,607,617	1,457,347

	$183,611,011	$179,112,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$19,167,645	$16,942,194
Interest-bearing	145,050,969	139,775,662

Total deposits	164,218,614	156,717,856
Other borrowings	500,000	500,000
Federal Home Loan Bank advances	3,400,000	6,500,000
Accrued interest payable and other liabilities	690,139	683,663

Total Liabilities	168,808,753	164,401,519

Shareholders’ Equity
Common stock, no par value, $1 stated value 1,500,000 shares authorized, 583,947 and 583,330 shares issued and outstanding as of March 31, 2009 and December 31, 2008	583,947	583,330
Additional paid-in capital	9,921,531	9,912,293
Retained earnings	4,071,878	4,041,215
Accumulated other comprehensive income	224,902	173,882

Total Shareholders’ Equity	14,802,258	14,710,720

	$183,611,011	$179,112,239

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Interest and dividend income
Loans, including fees	$1,941,754	$2,279,083
Securities:
Taxable	70,737	80,511
Tax exempt	41,545	43,450
Dividends on restricted stock	9,127	7,997
Federal funds sold and other short-term funds	19,311	135,289

	2,082,474	2,546,330
Interest expense
Deposits	718,159	1,106,768
Borrowings	55,167	32,703

	773,326	1,139,471

Net interest income	1,309,148	1,406,859

Provision for loan losses	138,000	97,900

Net interest income after provision for loan losses	1,171,148	1,308,959

Noninterest income
Service charges on deposit accounts	49,081	40,111
Net gains on sales of loans	9,043	—
Other	58,326	39,030

	116,450	79,141
Noninterest expense
Salaries and employee benefits	616,671	610,998
Premises and equipment, net	224,464	232,320
Data processing	93,907	92,573
Professional fees	56,656	55,841
Taxes other than income and payroll	48,494	39,204
Directors’ fees	33,800	37,475
FDIC insurance	58,934	26,886
Marketing and advertising	27,637	23,099
Community relations and contributions	12,538	24,178
Supplies, printing and postage	20,970	18,455
Other	78,506	72,251

	1,272,577	1,233,280

Income before income taxes	15,021	154,820

Income tax (benefit) expense	(15,642)	37,258

Net income	$30,663	$117,562

Earnings per share:
Basic	$0.05	$0.20

Diluted	$0.05	$0.20

Average shares outstanding (basic)	583,337	580,892

Average shares outstanding (diluted)	583,337	597,859

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Net income	$30,663	$117,562
Other comprehensive income, net of tax:
Unrealized gains on securities arising during the period	51,020	92,986

Comprehensive income	$81,683	$210,548

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$30,663	$117,562
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	138,000	97,900
Depreciation	46,312	47,530
Net amortization (accretion) of securities	(3,463)	(4,074)
Stock-based compensation	600	870
Loans originated for sale	(489,800)	—
Proceeds from sales of loan originations	498,843	—
Gains on sales of loans	(9,043)	—
Federal Home Loan Bank stock dividends	—	(4,600)
Increase in cash surrender value of bank owned life insurance	(25,981)	(12,728)
Net change in other assets and other liabilities	(170,076)	(130,611)

Net cash from operating activities	16,055	111,849

Cash flows from investing activities
Available for sale securities:
Purchases	—	(2,020,806)
Maturities, repayments and calls	235,664	1,365,598
Purchase of restricted stock	(53,500)	(31,900)
Net (increase) decrease in interest-bearing deposits in other banks	(3,000,000)	(3,000,000)
Net (increase) decrease in loans	(7,376,571)	(5,612,019)
Purchase of auto loan portfolio	—	(4,693,630)
Purchases of premises and equipment	(56,475)	(31,595)

Net cash from investing activities	(10,250,882)	(14,024,352)

Cash flows from financing activities
Net increase in deposits	7,500,758	(2,196,453)
Net borrowings on line of credit	—	3,000,000
Proceeds from FHLB advances	—	2,000,000
Repayments of FHLB advances	(3,100,000)	—
Proceeds from issuance of common stock under ESPP	9,255	4,792
Proceeds and income tax benefit from exercise of stock options	—	57,418

Net cash from financing activities	4,410,013	2,865,757

Change in cash and cash equivalents	(5,824,814)	(11,046,746)
Cash and cash equivalents at beginning of period	21,302,463	23,818,528

Cash and cash equivalents at end of period	$15,477,649	$12,771,782

Supplemental cash flow information:
Interest paid	$783,509	$1,163,753
Income taxes paid	—	—

Supplemental disclosure of noncash investing activities:
Non cash transfer from loans to other real estate owned	$—	$—
Non cash transfer from other real estate owned to other liabilities	—	—
See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization: Western Reserve Bancorp, Inc. (the Company) was incorporated under the laws of the State of Ohio on February 27, 1997. The Company is a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended.
Western Reserve Bank (the Bank), which commenced operations on November 6, 1998, is chartered by the State of Ohio, and is a member of the Federal Reserve System. The Bank operates full-service locations in Medina and Brecksville, Ohio, a lending office in Wooster, Ohio and two satellite offices in retirement communities in Medina. Customer deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (FDIC).
Nature of Business: The Bank offers a full range of traditional banking services through offices in Medina, Brecksville and a lending office in Wooster, Ohio, to consumers and businesses located primarily in Medina, Cuyahoga, Wayne and surrounding counties. All of the financial services provided by the Bank are considered by management to be aggregated in one reportable operating segment, commercial banking.
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
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. It is the opinion of management that all adjustments necessary for a fair presentation have been made and that all adjustments were of a normal recurring nature. The Annual Report of the Company for the year ended December 31, 2008 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Earnings per Common Share: Basic earnings per common share equal net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Earnings per common share are computed as follows:

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income	$30,663	$117,562

Denominator:
Denominator for basic earnings per share—weighted-average shares	583,337	580,892
Effect of dilutive securities:
Nonqualified stock options	—	16,967

Denominator for diluted earnings per share	583,337	597,859

Basic earnings per share	$0.05	$0.20

Diluted earnings per share	$0.05	$0.20

Stock options for 106,136 and 14,458 shares of common stock were not considered in computing diluted earnings per common share for the three month periods ended March 31, 2009 and 2008, respectively, because they were antidilutive.
Income Taxes: The provision for income tax for the first three months of 2009 was a benefit of $15,642 on pre-tax income of $15,012 as compared to an expense of $37,258 on pre-tax income of $154,820 for the same period a year ago.  The tax benefit despite pre-tax net income is due to the Company’s tax exempt income which remained relatively consistent with prior quarters with a significant decrease in income before taxes.  The Company and its subsidiaries file consolidated income tax returns.
Reclassifications: For comparative purposes, certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.
Adoption of New Accounting Standards: In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.   Adoption of FAS No. 160 did not have a significant impact on the Company’s results of operations or financial position.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.
Recently Issued but not yet effective Accounting Pronouncements: On April 9, 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, the FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP amends Statement 157 to require certain additional disclosures in interim and annual periods to discuss the inputs and valuation technique(s) used to measure fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and shall be applied prospectively. The Company will adopt this new accounting pronouncement in the second quarter of 2009. Management is still evaluating the impact of FSP 157-4.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
On April 9, 2009, the FASB issued FASB FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this new accounting pronouncement in the second quarter of 2009. Management is still evaluating the impact of FSP 107-1 and APB 28-1.
On April 9, 2009, the FASB issued FASB FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this new accounting pronouncement in the second quarter of 2009. Management is still evaluating the impact of FAS 115-2 and FAS 124-2.
NOTE 2 — LOANS
Activity in the Allowance for Loan Losses for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008
Beginning balance	$1,743,470	$1,605,766
Loans charged off	(57,939)	(781)
Recoveries	1,020	2,206
Provision for loan losses	138,000	97,900

	$1,824,551	$1,705,091

At March 31, 2009 and December 31, 2008, loans totaling $2,242,157 and $1,657,328 were in nonaccrual status. There were no loans more than 90 days past due and still accruing at March 31, 2009 or December 31, 2008.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
Loans individually considered impaired were as follows:

	March 31,	December 31,
	2009	2008
Loans with no allocated allowance for loan losses	$1,396,535	$1,108,795
Loans with allocated allowance for loan losses	731,555	393,835

	$2,128,090	$1,502,630

Amount of the allowance for loan losses allocated	$90,000	$69,766
NOTE 3 — DEPOSITS
At March 31, 2009 and December 31, 2008, the Bank had approximately $14,416,000 and $14,562,000, respectively, in national market certificates of deposit, primarily in amounts that qualify for FDIC insurance coverage.
NOTE 4 — FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
Federal Home Loan Bank (FHLB) advances were $3,400,000 and $6,500,000 at March 31, 2009 and December 31, 2008, respectively. The advances are collateralized by approximately $5,100,000 of loans secured by real estate and $454,000 of FHLB stock under a blanket lien agreement. As of March 31, 2009, the Company’s available borrowing capacity with the FHLB was $12,841,000.
The Company has a line of credit agreement with another financial institution to obtain funding to provide capital and liquidity to the Bank as needed. This credit line was $5,000,000 at March 31, 2009, with up to $2,000,000 for the purpose of providing additional capital to the Bank as needed, and up to $3,000,000 for liquidity purposes. The interest rate on the line is variable, at 75 basis points (bp) below the prime rate or LIBOR plus 1.75%, at the Company’s option at the time the line is drawn, however the interest rate shall not be less than 4.20%. The line is secured by 100% of the stock of the Bank. In July 2008, the line was renewed and modified, with a maturity of July 1, 2010. As of March 31, 2009 and December 31, 2008 the balance on the line of credit was $500,000. The Company has the ability to borrow under various other credit facilities that totaled $3,215,000 at March 31, 2009. Of this amount, $1,000,000 is available for short-term borrowing under an unsecured federal funds line through a correspondent bank at overnight borrowing rates and $2,215,000 is available on lines from two correspondent banks secured by the Company’s unpledged securities.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
NOTE 5 — STOCK COMPENSATION PLAN
The following is the stock option activity for the period indicated:

	Three Months Ended
	March 31, 2009
		Weighted Average
	Shares	Exercise Price

Options outstanding, beginning of period	106,136	$18.70
Forfeited	—	—
Exercised	—	—
Granted	—	—

Options outstanding, end of period	106,136	$18.70

Options exercisable, end of period	104,511	$18.57

Intrinsic value is defined as the excess of the price of the Company’s stock over the exercise price of the option. The market price of the Company’s stock was less than the exercise price of the options outstanding at March 31, 2009; therefore there was no intrinsic value of the options outstanding and exercisable at quarter-end.
NOTE 6 — FAIR VALUE
Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
NOTE 6 — FAIR VALUE (continued)
The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.
Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level One)	(Level Two)	(Level Three)
March 31, 2009
Assets and liabilities measured at fair value on a recurring basis:
Available for sale securities	$—	$10,059,423	$—

Assets and liabilities measured at fair value on a nonrecurring basis:
Impaired loans	—	—	641,555

December 31, 2008
Assets and liabilities measured at fair value on a recurring basis:
Available for sale securities	—	10,214,322	—

Assets and liabilities measured at fair value on a nonrecurring basis:
Impaired loans	—	—	324,069
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had principal balances of $731,555 and $393,835 at March 31, 2009 and December 31, 2008, respectively, with valuation allowances of $90,000 and $69,766 at March 31, 2009 and December 31, 2008, respectively. The Company recorded an additional provision for loan losses on impaired loans of approximately $60,000 for the first quarter of 2009.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
NOTE 7 — PARTICIPATION IN THE TREASURY CAPITAL PURCHASE PROGRAM
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S markets. One of the provisions resulting from the EESA is the Treasury Capital Purchase Program (CPP), which will provide participating financial institutions with a direct capital investment through the Treasury Department’s purchase of preferred stock. The Company has received approval to participate in the CPP up to the maximum of 3% of risk-weighted assets or approximately $4.7 million. The Company’s shareholders approved the issuance of preferred stock at the 2009 Annual Meeting of Shareholders on May 7, 2009 and the transaction closed on May 15, 2009.
NOTE 8 — FEDERAL DEPOSIT INSURANCE
During 2008, there were higher levels of bank failures which dramatically increased resolution costs of the Federal Deposit Insurance Corporation (FDIC) and depleted the deposit insurance fund (DIF). In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC voted on December 16, 2008 to increase assessment rates of insured institutions uniformly by seven basis points (seven cents for every $100 of deposits), beginning with the first quarter of 2009. Additional changes, beginning April 1, 2009, require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.
As part of the 2008 changes, the FDIC instituted two temporary programs effective through December 31, 2009 to further insure customer deposits at FDIC-member banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts are fully insured (unlimited coverage).
On February 27, 2009, the FDIC voted to amend the restoration plan and impose a special assessment of 20 additional basis points (20 cents for every $100 of deposits) on insured institutions on June 30, 2009, to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an additional emergency special assessment after June 30, 2009 of up to 10 basis points if needed to maintain public confidence in federal deposit insurance. There is pending legislation that, if passed and signed into law, would result in the FDIC reducing the special assessment by 50% to ten basis points (ten cents for every $100 of deposits). The special assessment at ten basis points would result in additional FDIC insurance expense of approximately $158,000 in the second quarter of 2009.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2009
OVERVIEW
The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at March 31, 2009, to that of December 31, 2008, and the results of operations for the three months ended March 31, 2009 and 2008. You should read this discussion in conjunction with the interim financial statements and footnotes included herein.
The Company’s objective is to build long-term shareholder value and management believes that the Company has and will continue to achieve growth in shareholder value as demonstrated by the increase in the Company’s common equity per share. During a period characterized by losses and declining values in the banking industry, the Company’s common equity per share increased to $25.35 at March 31, 2009 from $25.22 at December 31, 2008. Common equity per share was $24.05 at December 31, 2007. The Company added two highly qualified lending executives in the Wooster and eastern Cuyahoga County markets in 2009 to continue its decade-long history of growth in shareholder value.
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
FINANCIAL CONDITION
Assets
Total assets as of March 31, 2009 increased 2.5% to $183,611,000, compared with $179,112,000 at December 31, 2008.
Loans increased $7,320,000 or 5.1%, to $150,945,000 at March 31, 2009, compared with $143,625,000 at December 31, 2008.
As of March 31, 2009, there were approximately $513,000 of securities of U.S. government-sponsored enterprises, $5,176,000 of mortgage-backed securities and $4,370,000 of tax-exempt municipal bonds in the available-for-sale securities portfolio. These totals include the effect of unrealized gains of $341,000 in the available-for-sale securities portfolio as of March 31, 2009. Maturities of securities of U.S. government-sponsored enterprises generally are of a short-term nature, between three to five years, and municipal bonds generally have maturities of a longer-term, not to exceed fifteen years.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2009
FINANCIAL CONDITION (continued)
Most of the net loan growth in the first three months of 2009 was in the commercial loan sector. This growth was mainly attributable to commercial real estate loans, which increased approximately $5.6 million and to a lesser extent to other commercial loans, which increased $1.6 million during the first quarter of 2009.
As of March 31, 2009, commercial loans totaled $134,860,000, or 89.3% of total loans. Home equity lines and residential real estate loans totaled $9,802,000, or 6.5% of total loans and consumer and other loans totaled $6,283,000, or 4.2% of total loans.
The Company’s loan-to-deposit ratio increased slightly to 91.9% at March 31, 2009, compared to 91.6% at December 31, 2008. The increase in loans was responsible for an increase in the Company’s loan-to-assets ratio to 81.2% at March 31, 2009 from 79.2% at December 31, 2008. Management anticipates that the loan-to-deposit ratio for the remainder of 2008 will remain over 90% and the loan-to-assets ratio will be approximately 80% to 85%.
Of the total loans at March 31, 2009, approximately $104,616,000 or 69.3% are at a variable rate of interest, and $46,329,000 or 30.7% are fixed rate. Including scheduled principal repayments, approximately $83,606,000, or 55.4%, of loans mature or are scheduled to reprice within twelve months. An additional $63,648,000 or 42.2% of loans mature or are scheduled to reprice within five years.
At March 31, 2009, the Company’s other real estate owned totaled $290,000 and consisted of one property acquired in 2007. This amount represents the fair market value of the property reduced by management’s estimate of anticipated costs to market and sell the property. The property is currently leased to a third party with an option to purchase the property throughout the thirty-six month lease term.
Deposits were $164,219,000 at March 31, 2009, an increase of 4.8% from the $156,718,000 at December 31, 2008. Deposits at March 31, 2009 consisted of:

Type of deposit	Balance	% Total
Noninterest-bearing demand	$19,168,000	11.7%
Interest-bearing NOW	8,478,000	5.2%
Variable rate savings/money market (Market Rate Savings Accounts)	71,006,000	43.2%
Time deposits	65,567,000	39.9%

Total	$164,219,000	100.0%

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2009
FINANCIAL CONDITION (continued)
Liabilities
Included in the time deposits total at March 31, 2009 and December 31, 2008 were $14,416,000 and $14,562,000, respectively, of national market CDs, primarily from other banks and credit unions, in amounts that qualify for FDIC insurance, with original terms ranging from twelve months to five years, and rates ranging from 2.23% to 5.10%. As of March 31, 2009, the weighted average interest rate paid on these CDs was 3.79% and the weighted average remaining maturity was 15.3 months. Although management believes these CDs were obtained at market rates at the time they were originated, they may be more vulnerable to price sensitivity than local deposits. At March 31, 2009, time deposits also included $5.2 million in two-year CDs with weighted average interest rates of 0.10% under the State of Ohio GrowNOW interest rate reduction program (GrowNOW). GrowNOW is designed to help small businesses by providing them with critical cash flow in the form of lower rate loans. Under the program, the Ohio Treasury places a two-year CD matching the related loan amount, up to $400,000, in financial institutions making qualifying loans and agrees to take a reduced rate on the State’s deposit in exchange for a 300 basis point reduction in the interest rate charged to the borrower.
The Brecksville office, which opened in October 2004, continues to meet management’s expectations in terms of deposit growth. At March 31, 2009, that location’s total deposits were $41,669,000, representing a year-to-date increase of $548,000. The majority of these deposits (61.5%) were in Market Rate Savings Accounts.
Federal Home Loan Bank (FHLB) advances decreased to $3.4 million at March 31, 2009 from $6.5 million at year-end 2008. FHLB advances totaling $3.1 million matured and were repaid in March 2009. FHLB advances are collateralized by loans secured by real estate under a blanket lien agreement. At March 31, 2009 the Company’s available borrowing capacity with the FHLB was $12.8 million.
Please refer to Note 4 and the discussion in this report, under the caption “Liquidity and Capital Resources,” for more information about the Company’s additional sources of funding.
Shareholders’ Equity
Total shareholders’ equity increased $91,000 to $14,802,000 at March 31, 2009, from $14,711,000 at December 31, 2008. This increase was a result of net income of $31,000 for the first quarter of 2009, the issuance of $9,000 of common stock under the Employee Stock Purchase Plan, and the increase in the fair value of available-for-sale securities, net of tax, of $51,000.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2009
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED MARCH 31, 2009
Overview
Net income for the first three months of 2009 was $31,000, or $0.05 per diluted share, a decrease of $87,000, or 73.9%, from the $118,000, or $0.20 per diluted share earned in the same period in 2008. The primary cause of the reduction in net income was a decrease in net interest income of $98,000 as compared to the first quarter of 2008.
Net Interest Income
Net interest income decreased for the first three months of 2009 from the comparable period of 2008 as a result of declining market interest rates resulted in lower earnings on earning assets that were only partially offset by lower costs of interest-bearing liabilities. Net interest income before the provision for loan losses in the first three months of 2008 was $1,309,000, a decrease of $98,000, or 7.00%, from the $1,407,000 earned in the same period of 2008. Net interest margin was 3.09% for the quarter ended March 31, 2009, representing a decrease of 63 bp from the 3.72% for the like period in 2008.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2009
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED MARCH 31, 2009 (continued)
The following table illustrates the average balances and annualized interest rates for the quarters ended March 31, 2009 and 2008:

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and other short-term funds	$15,519	$19	0.50%	$15,183	$135	3.57%
Securities — taxable	5,800	71	5.12%	6,360	81	5.08%
Securities — tax exempt	4,404	59	5.64%	4,572	59	5.20%
Restricted stock	740	9	5.00%	605	8	5.31%
Loans	147,558	1,942	5.34%	126,796	2,279	7.21%

Total interest-earning assets	174,021	2,100	4.89%	153,516	2,562	6.70%
Noninterest-earning assets	5,722			4,755

Total assets	$179,743			$158,271

Interest-bearing liabilities:
Transaction accounts	$7,498	12	0.65%	$6,344	16	1.00%
Market rate savings accounts	67,658	183	1.10%	81,050	689	3.41%
Time deposits	66,245	523	3.20%	37,482	401	4.30%
Federal Home Loan Bank advances and other borrowings	6,377	55	3.51%	3,640	33	3.60%

Total interest-bearing liabilities	147,778	773	2.12%	128,516	1,139	3.56%
Noninterest-bearing liabilities	17,209			15,681
Shareholders’ equity	14,756			14,074

Total liabilities and shareholders’ equity	$179,743			$158,271

Net interest income		1,327			1,423
Tax equivalent adjustment		(18)			(16)

Net interest income per financial statements		$1,309			$1,407

Net interest margin (Net yield on average interest-earning assets)			3.09%			3.72%
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

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2009
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED MARCH 31, 2009 (continued)

	Three Months Ended
	March 31, 2009 vs. 2008
	Summary of Changes in
	Net Interest Income
	Increase (Decrease) Due to
($ in thousands)	Volume	Rate	Net
Interest income:
Federal funds sold and other short-term funds	$8	$(124)	$(116)
Securities — taxable	(10)	—	(10)
Securities — tax exempt	(4)	4	—
Restricted stock	2	(1)	1
Loans	336	(673)	(337)

Total interest-earning assets	332	(794)	(462)

Interest expense:
Transaction accounts	(2)	6	4
Market rate savings accounts	99	407	506
Time deposits	(245)	123	(122)
Federal Home Loan Bank advances and other borrowings	(24)	2	(22)

Total interest-bearing liabilities	(172)	538	366

Change in net interest income	$160	$(256)	$(96)

Interest Income
Tax equivalent interest income decreased 18.03% when comparing the quarter ended March 31, 2009 with the same period of 2008.
Interest and fee income on loans for the first quarter of 2009 was $1,942,000, down $337,000 or 14.8% from $2,279,000 for the first quarter of 2008 primarily due to the negative effect of declining interest rates partially offset by the positive effect of increasing loan volume. Tax equivalent interest and dividend income from securities and short-term funds decreased 44.0% to $158,000 through the first quarter of 2009, from $283,000 in the same period in 2008 primarily due to lower rates earned on Federal funds sold and other short-term funds.
Interest Expense
Interest expense decreased 32.1% when comparing the quarter ended March 31, 2009 with the same period of 2008. Total interest expense was $773,000 for the first quarter of 2009, compared to $1,139,000 in the same period of 2008. Interest on deposits decreased 35.1%, to $718,000 in the first three months of 2009, from $1,106,000 in the same period of 2008. The decrease in deposit interest expense was primarily due to lower rates paid on interest-bearing deposits, mainly Market Rate Savings accounts, partially offset by increasing volume in CDs. Interest on borrowings was $55,000 for the period ending March 31, 2009 compared to $33,000 for the prior period primarily due to an increase in the average balance in FHLB advances in 2009 as compared to 2008.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2009
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED MARCH 31, 2009 (continued)
Net Interest Margin
Net interest margin decreased 63 bp to 3.09% in the first quarter of 2009 from 3.72% in the like period of 2008 primarily due to the decrease in interest rates earned on loans partially offset by the decrease in interest rates paid on deposits.
The yield on earning assets decreased 181 basis points to 4.89% for the first quarter of 2009 compared to 6.70% in the same period of 2008. This decrease reflects overall market interest rate decreases initiated by the Federal Reserve Board in late 2007 through December 2008. In the first quarter of 2009, the yield on loans was 5.34%, down 187 basis points from 7.21% in the first quarter of 2008.
In the first quarter of 2009, the cost of interest-bearing deposits was 2.06%, down 153 basis points from 3.59% in the like period in 2008. This decrease also reflects overall interest rate decreases. The overall cost of interest-bearing funds (deposits and borrowings) was 2.12% in the first quarter of 2009, compared with 3.56% in the same period of 2008.
Provision for Loan Losses
The allowance for loan losses is maintained at a level considered by management to be adequate to cover probable incurred credit losses in the loan portfolio. Management’s determination of the appropriate provision for loan losses and the adequacy of the allowance for loan losses is based on the Company’s historical losses adjusted for environmental factors which management believes are representative of the probable expected loss experience of the Company. Other factors considered by management include the composition of the loan portfolio, economic conditions, the creditworthiness of the Company’s borrowers and other related factors. The provision for loan losses was $138,000 in the first quarter of 2009 and $98,000 for the period in 2008, representing an increase of $40,000 or 40.8%.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2009
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED MARCH 31, 2009 (continued)
In the first quarter of 2009, loans totaling $58,000 were charged off and $1,000 was recovered on loans previously charged off. In the like period in 2008, loans totaling $1,000 were charged off and $2,000 was recovered on loans previously charged off. At both March 31, 2009 and December 31, 2008, the allowance for loan losses was 1.21% of total loans. Management allocated approximately 96.3% of the allowance at quarter-end to commercial loans, 2.5% to residential mortgage and home equity loans and 1.2% to consumer loans. At March 31, 2009, $90,000 or 4.93% of the allowance for loan losses was allocated to impaired loan balances individually. At December 31, 2008, $70,000 or 4.02% of the allowance for loan losses was allocated to impaired loan balances individually. At March 31, 2009, eleven loans totaling $2,242,000 were in nonaccrual status, compared to ten loans totaling $1,657,000 at year-end 2008. There were no other loans more than 90 days delinquent as of March 31, 2009 or December 31, 2008. Management believes the allowance for loan losses at March 31, 2009 is adequate to absorb probable incurred losses in the loan portfolio.
Noninterest Income
Total noninterest income for the first quarter of 2009 was $116,000, an increase of 46.8% from $79,000 for the same period in 2008 due to increases in the cash surrender value of life insurance contracts of $13,000, gains on sales of loans of $9,000, service charges on deposit accounts of $9,000 and rental income of $3,000 in 2009.
The increase in cash surrender value of life insurance is due to an increase in the average balance of life insurance contracts outstanding in the 2009 quarter as compared to the 2008 quarter. The increase in gains on loan sales is due to the sale of three mortgage loans totaling $490,000 for a total gain of $9,000 in the 2009 quarter compared to no loan sales in the 2008 quarter. Service charges on deposit accounts increased to $49,000 in the first quarter of 2008, from $40,000 for the same period of 2008, an increase of 22.5%. This increase was mainly a result of a revised fee schedule implemented in February 2008. The largest components of service charges on deposit accounts are DDA service charges and non-sufficient fund (NSF) fees which increased to $46,000 as of March 31, 2009, from $39,000 for the comparable period of 2008.
Other noninterest income is primarily comprised of loan service fee income and fees related to the Bank’s ATM program. In 2009, other noninterest income includes $3,000 rental income for the lease of the Bank’s only other real estate owned property.
Noninterest Expenses
Noninterest expenses were $1,273,000 for the first quarter of 2009, an increase of $40,000, or 3.2% over the $1,233,000 for the same period of 2008. This increase is mainly attributable to an increase in FDIC insurance of $32,000. FDIC insurance premiums were raised throughout the banking industry as the FDIC struggles with increasing problem and failed financial institutions and negative economic issues including the subprime mortgage crisis. Other, smaller increases in expenses related to growth and general price increases, included franchise tax of $9,000, salaries and benefits of $6,000, marketing of $5,000 and other expenses of $6,000. These increases were partially offset by decreases in contributions of $12,000, occupancy of $8,000 and directors’ fees of $4,000.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2009
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED MARCH 31, 2009 (continued)
Total other noninterest expense for the first quarter of 2009 and 2008 consisted of the following:

	Three months ended
	March 31,
	2009	2008
Collection and other real estate owned expenses	$33,000	$31,000
Loan expenses	9,000	8,000
Travel and entertainment	7,000	11,000
Insurance	7,000	4,000
Telephone	7,000	7,000
Dues and subscriptions	6,000	6,000
Other	10,000	5,000

	$79,000	$72,000

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
March 31, 2009
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
Assets available to satisfy liquidity needs include cash and due from banks, Federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets were approximately $28.5 million at March 31, 2009, compared to $32.2 million at December 31, 2008.
During periods characterized by loan demand outpacing local deposit growth, the Company may use sources of funds in addition to retail deposits which include national market CDs and FHLB advances. If additional liquidity is needed in the future, there are several available sources, including purchasing Federal funds, obtaining additional FHLB advances, acquiring additional national market CDs or brokered deposits, and selling loans. The Company also can borrow under various lines of credit. At March 31, 2009, these credit facilities aggregated approximately $19.1 million for general liquidity purposes and $1.5 million for providing additional capital to the Bank.
As discussed previously, total shareholders’ equity increased $91,000, to $14,802,000 at March 31, 2009 from $14,711,000 at December 31, 2008. The increase was due to net income of $31,000, the issuance of stock under the Employee Stock Purchase Plan totaling $9,000 and an increase in the fair value of available-for-sale securities, net of tax, of $51,000.
At March 31, 2009 and December 31, 2008, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum to be	Minimum required
	Western Reserve Bank		considered	for capital
	March 31,	December 31,	well-	Adequacy
	2009	2008	capitalized	purposes

Tier 1 “core” capital to risk-weighted assets	9.5%	9.9%	6.0%	4.0%
Total capital to risk-weighted assets	10.6%	11.0%	10.0%	8.0%
Tier 1 leverage ratio	8.3%	8.5%	5.0%	4.0%

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2009
LIQUIDITY AND CAPITAL RESOURCES (continued)
The Company’s continued growth has required management and the Board to consider capital strategies to support that growth. Traditional capital sources include issuing trust preferred securities, stock or other capital instruments, but the market for these has diminished in the current economy.
In October 2008, the United States Treasury introduced its Troubled Asset Relief Program (TARP). A component of the TARP, the Capital Purchase Program (CPP), involves the United States Treasury providing capital to financial institutions by purchasing senior preferred stock in qualifying institutions of up to 3% of risk-weighted assets or $25 billion, whichever is lower. To realize the Company’s growth expectations and to take advantage of the opportunities in the lending market the Company was approved for approximately $4.7 million (3% of risk-weighted assets at March 31, 2009) in Senior Preferred Securities under the CPP. The transaction closed on May 15, 2009 and the Senior Preferred Securities will be considered Tier 1 capital.
The Company has a $2.0 million line of credit for capital purposes through an unaffiliated financial institution. By borrowing against the line of credit and then investing the funds in the Bank as capital, the Company is able to help the Bank manage its capital ratios. The Company had $500,000 outstanding on this line of credit at March 31, 2009 and December 31, 2008.
In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions. There are 6,250 shares of authorized but unissued shares of stock allocated to the Plan. Because the Plan has been registered with the SEC, there are no restrictions on the resale of the stock, other than those applicable to “affiliates” as defined in Rule 144 of the Securities and Exchange Commission. As of March 31, 2009, a total of 4,387 shares of common stock are held by 29 participants through the Plan.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2009
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
The Federal Reserve Target rate was 5.25% throughout most of 2007 until the Federal Reserve Board began a series of ten target rate reductions on September 18, 2008 and continuing through December 16, 2008. At both March 31, 2009 and December 31, 2008, the Federal Reserve target rate was defined as a range between zero and 0.25%. The Company maintained its liability-sensitive position in the first quarter of 2009 with $102,188,000 of assets and $119,369,000 of liabilities maturing or repricing within one year at March 31, 2009, a negative interest rate gap of $18,181,000 (repricing interest earning assets were 85.6% of repricing interest bearing liabilities).
A significant portion of the Company’s liabilities are Market Rate Savings accounts which are generally priced in relation to a national money market index. This index moves in relation to the Federal funds target rate; however, the interest rates offered by the Bank were higher than the rates calculated using the index in late 2008 and early 2009 primarily due to excessive rates offered by local competitors to meet their liquidity requirements.
Management believes that market interest rates are currently at or very near their low and has initiated action to return to a more neutral position, rather than the current liability sensitive position by offering longer term deposits and increasing the emphasis on variable rate loans. The Company expects to benefit from a lower cost of funds by extending the life its deposits during the current low point in the interest rate cycle as evidenced by the decrease in the average balance of immediate-term repricing Market Rate Savings Accounts to $67.7 million in the first quarter of 2009 from $81.1 million in the first quarter of 2008 and the corresponding increase in the average balance of fixed rate term CDs to $66.2 million in the first quarter of 2009 from $37.5 million in the like period in 2008.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2009
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

WESTERN RESERVE BANCORP, INC.
CONTROLS AND PROCEDURES
March 31, 2009
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2009, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
March 31, 2009
PART II—OTHER INFORMATION

Item 1. Legal Proceedings	None

Item 1a. Risk Factors	Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3. Defaults Upon Senior Securities	None

Item 4. Submission of Matters to a Vote of Security Holders	None

Item 5. Other Information	None

Item 6 — Exhibits
WESTERN RESERVE BANCORP, INC.
FORM 10-Q
March 31, 2009

Exhibit
No.	Description of Exhibits

3.1	Amended and Restated Articles of Incorporation of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2008)	*

3.2	Code of Regulations of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)	*

4
Legend Placed on Certificates Representing Shares Issued pursuant to an exemption from registration under Section 3(a)(11) of the Securities Act and Rule 147 thereunder (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2008)
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
March 31, 2009

Exhibit No.	Description of Exhibits

10.10
First amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on May 16, 2005)
*

10.11
Second amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 30, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 15, 2005)
*

10.12
Western Reserve Bancorp, Inc. and Western Reserve Bank Incentive Compensation Plan, Amended and Restated as of May 1, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on May 7, 2008)
*

10.13
Third amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 20, 2006 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2006)
*

10.14
Fourth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated February 6, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)
*

10.15
Fifth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 21, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)
*

10.16
Sixth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 28, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2007)
*

10.17
Seventh Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 1, 2008 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2008)
*

10.18
Form of Amendment to the Western Reserve Bancorp, Inc. Stock Option Grant Agreement as of October 16, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on October 2, 2008)
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
Quarter ended March 31, 2009
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.

Date: May 15, 2009	By:	/s/ Edward J. McKeon Edward J. McKeon
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Cynthia A. Mahl Cynthia A. Mahl
Executive Vice President/Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer