Form 10-Q
period 2009-06-30
WESTERN RESERVE BANCORP INC
filed 2009-08-14
CIK 1051473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares of the registrant outstanding on August 14, 2009 was 584,257.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Quarter ended June 30, 2009

Page
PART I—Financial Information

ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3

Consolidated Statements of Income for the three and six month periods ended June 30, 2009 and 2008	4

Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2009 and 2008	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	6

Notes to Consolidated Financial Statements	7

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	N/A

ITEM 4T CONTROLS AND PROCEDURES	38

PART II—Other Information	39

SIGNATURES	43

Exhibit 10.19
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	Dec. 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from financial institutions	$2,341,091	$2,302,786
Interest-bearing deposits in other financial institutions	16,592,663	18,908,677
Federal funds sold and other short-term funds	100,000	91,000

Cash and cash equivalents	19,033,754	21,302,463

Time deposits in other banks	2,000,000	—
Securities available for sale	11,130,822	10,214,322
Restricted stock	781,900	728,400
Loans	156,584,161	143,625,431
Allowance for loan losses	(2,088,569)	(1,743,470)

Loans, net	154,495,592	141,881,961

Premises and equipment, net	981,956	1,006,081
Bank owned life insurance	2,282,759	2,231,665
Other real estate owned	290,000	290,000
Accrued interest receivable and other assets	1,669,563	1,457,347

	$192,666,346	$179,112,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$18,405,865	$16,942,194
Interest-bearing	150,688,235	139,775,662

Total deposits	169,094,100	156,717,856
Other borrowings	—	500,000
Federal Home Loan Bank advances	3,400,000	6,500,000
Accrued interest payable and other liabilities	872,530	683,663

Total Liabilities	173,366,630	164,401,519

Shareholders’ Equity
Fixed rate cumulative preferred stock, no par value, $1,000 liquidaton value:
Series A, 4,700 and 0 shares issued at June 30, 2009 and December 31, 2008	4,700,000	—
Discount on Series A preferred stock	(257,929)	—
Series B, 235 and 0 shares issued at June 30, 2009 and December 31, 2008	235,000	—
Premium on Series B preferred stock	28,804	—
Common stock, no par value, $1 stated value, 1,500,000 shares authorized, 584,257 and 583,330 shares issued and outstanding as of June 30, 2009 and December 31, 2008	584,257	583,330
Additional paid-in capital	9,888,228	9,912,293
Retained earnings	3,945,901	4,041,215
Accumulated other comprehensive income	175,455	173,882

Total Shareholders’ Equity	19,299,716	14,710,720

	$192,666,346	$179,112,239

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$1,995,809	$2,204,118	$3,937,563	$4,483,201
Securities:
Taxable	69,108	88,029	139,845	168,540
Tax exempt	41,629	43,489	83,174	86,939
Dividends on restricted stock	9,277	8,260	18,404	16,257
Federal funds sold and short-term investments	16,983	59,019	36,294	194,308

	2,132,806	2,402,915	4,215,280	4,949,245

Interest expense
Deposits	682,505	824,673	1,400,664	1,931,441
Borrowings	34,024	51,371	89,191	84,074

	716,529	876,044	1,489,855	2,015,515

Net interest income	1,416,277	1,526,871	2,725,425	2,933,730
Provision for loan losses	344,000	42,400	482,000	140,300

Net interest income after provision for loan losses	1,072,277	1,484,471	2,243,425	2,793,430
Noninterest income
Service charges on deposit accounts	50,370	43,483	99,451	83,594
Net gains on sales of loans	853	1,446	9,896	1,446
Increase in cash surrender value life insurance	25,113	25,382	51,094	38,110
Other	38,638	36,034	70,983	62,336

	114,974	106,345	231,424	185,486

Noninterest expense
Salaries and employee benefits	643,146	589,977	1,259,817	1,200,975
Premises and equipment, net	227,857	230,815	452,321	463,135
FDIC insurance	155,083	25,155	214,017	52,041
Data processing	90,593	91,688	184,500	184,261
Professional fees	49,307	46,648	105,963	102,489
Taxes other than income and payroll	46,760	37,088	95,254	76,292
Directors’ fees	38,250	36,600	72,050	74,075
Collection and other real estate owned	17,585	17,158	50,672	47,886
Marketing and advertising	18,752	23,525	46,389	46,624
Community relations and contributions	28,341	29,497	40,879	53,675
Other	83,751	99,048	150,140	159,026

	1,399,425	1,227,199	2,672,002	2,460,479

Income (loss) before income taxes	(212,174)	363,617	(197,153)	518,437
Income tax expense (benefit)	(92,072)	102,492	(107,714)	139,750

Net income (loss)	$(120,102)	$261,125	$(89,439)	$378,687

Amortization on preferred stock	5,875	—	5,875	—

Net income (loss) available to common shareholders	$(125,977)	$261,125	$(95,314)	$378,687

Earnings (loss) per common share:
Basic	$(0.22)	$0.45	$(0.16)	$0.65

Diluted	$(0.22)	$0.44	$(0.16)	$0.64

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(120,102)	$261,125	$(89,439)	$378,687
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities arising during the period	(49,447)	(213,414)	1,573	(120,428)

Other comprehensive income (loss)	$(169,549)	$47,711	$(87,866)	$258,259

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(89,439)	$378,687
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	482,000	140,300
Depreciation	93,291	94,753
Net amortization (accretion) of securities	(7,664)	(6,900)
Stock-based compensation	1,201	1,649
Loans originated for sale	(574,300)	(97,500)
Proceeds from sales of loan originations	584,196	98,946
Gains on sales of loans	(9,896)	(1,446)
Federal Home Loan Bank stock dividends	—	(9,400)
Increase in cash surrender value of bank owned life insurance	(51,094)	(38,110)
Net change in other assets and other liabilities	(24,158)	(274,691)

Net cash from operating activities	404,137	286,288

Cash flows from investing activities
Available for sale securities:
Purchases	(1,540,746)	(2,020,806)
Maturities, repayments and calls	634,292	1,842,056
Purchase of restricted stock	(53,500)	(31,900)
Net (increase) decrease in interest-bearing deposits in other banks	(2,000,000)	(3,000,000)
Net (increase) decrease in loans	(13,095,631)	(9,082,269)
Purchase of auto loan portfolio	—	(4,693,630)
Purchases of Bank Owned Life Insurance	—	(1,000,000)
Purchases of premises and equipment	(69,166)	(44,147)

Net cash from investing activities	(16,124,751)	(18,030,696)

Cash flows from financing activities
Net increase in deposits	12,376,244	2,918,810
Proceeds (repayments) on line of credit	(500,000)	—
Proceeds from FHLB advances	—	3,000,000
Repayments of FHLB advances	(3,100,000)	—
Net proceeds from issuance of preferred stock	4,661,756	—
Proceeds from issuance of common stock under ESPP	13,905	10,060
Proceeds and income tax benefit from exercise of stock options	—	57,418

Net cash from financing activities	13,451,905	5,986,288

Change in cash and cash equivalents	(2,268,709)	(11,758,120)
Cash and cash equivalents at beginning of period	21,302,463	23,818,528

Cash and cash equivalents at end of period	$19,033,754	$12,060,408

Supplemental cash flow information:
Interest paid	$1,492,521	$2,022,890
Income taxes paid	—	197,461
See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Management has evaluated events occurring subsequent to the balance sheet date through August 14, 2009, determining no events require adjustment to or additional disclosure in the consolidated financial statements. It is the opinion of management that all adjustments necessary for a fair presentation have been made and that all adjustments were of a normal recurring nature. The Annual Report of the Company for the year ended December 31, 2008 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Earnings per Common Share: Basic earnings per common share equal net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Earnings per common share are computed as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$(120,102)	$261,125	$(89,439)	$378,687
Amortization on preferred stock	5,875	—	5,875	—

Net income (loss) available to common shareholders	$(125,977)	$261,125	$(95,314)	$378,687

Demoninator:
Denominator for basic earnings per share available to common shareholders-weighted average shares	583,950	582,400	583,645	581,646

Effect of dilutive shares:
Nonqualified stock options	—	11,776	—	14,516

Denominator for diluted earnings per share available to common shareholders	583,950	594,176	583,645	596,162

Basic earnings (loss) per common share	$(0.22)	$0.45	$(0.16)	$0.65

Diluted earnings (loss) per common share	$(0.22)	$0.44	$(0.16)	$0.64

Stock options for 106,136 and 13,958 shares of common stock were not considered in computing diluted earnings per common share for the three and six month periods ended June 30, 2009 and 2008, respectively, because they were antidilutive.
Income Taxes: The provision for income tax for the first half of 2009 was a benefit of $107,714 on pre-tax loss of $197,153 as compared to an expense of $139,750 on pre-tax income of $518,437 for the same period a year ago. The tax benefit is due to the Company’s pre-tax net loss and to tax exempt income. The Company has net taxable income in prior years to which a net tax operating loss would be eligible to be carried back. The Company and its subsidiaries file consolidated income tax returns.
Reclassifications: For comparative purposes, certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Adoption of New Accounting Standards: In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations”, with the objective to improve the comparability of information that a company provides in its financial statements related to a business combination.
SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination or a gain from a bargain purchase and what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141(R) was effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements,” which amends Accounting Research Bulletin No. 51. A noncontrolling interest, also known as a “minority interest,” is the portion of equity in a subsidiary not attributable to a parent. The objective of this statement is to improve upon the consistency of financial information that a company provides in its consolidated financial statements. SFAS No. 160 was effective for fiscal years beginning on or after December 15, 2008. Adoption of FAS No. 160 did not have a significant impact on the Company’s results of operations or financial position.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment to SFAS No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities and therefore should improve the transparency of financial reporting. SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.
In May 2009, FASB issued SFAS No. 165 “Subsequent Events,” with the objective to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
On April 9, 2009, the FASB issued FASB Staff Position (FSP) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No.157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, the FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP amends SFAS No. 157 to require certain additional disclosures in interim and annual periods to discuss the inputs and valuation technique(s) used to measure fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP 157-4 did not have a material effect on the Company’s results of operations or financial position.
On April 9, 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have a material effect on the Company’s results of operations or financial position.
On April 9, 2009, the FASB issued FSP 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” These FSPs amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSPs 115-2 and 124-2 did not have a material effect on the Company’s results of operations or financial position.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Recently Issued but not yet effective Accounting Pronouncements: In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140”. The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Management is evaluating the impact of this accounting standard.
In June 2009, FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” The objective of SFAS No. 167 is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is evaluating the impact of this accounting standard.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
NOTE 2 — SECURITIES
The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2009
U.S. Government-sponsored entities	$500,000	$9,388	$—	$509,388
Mortgage-backed	5,749,940	172,504	(1,249)	5,921,195
Municipal	4,615,042	94,058	(8,861)	4,700,239

	$10,864,982	$275,950	$(10,110)	$11,130,822

December 31, 2008
U.S. Government-sponsored entities	$500,000	$16,032	$—	$516,032
Mortgage-backed	5,188,992	191,220	(1,884)	5,378,328
Municipal	4,261,872	75,183	(17,093)	4,319,962

	$9,950,864	$282,435	$(18,977)	$10,214,322

The fair values of debt securities at June 30, 2009 by contractual maturity were as follows. Mortgage backed securities which are not due at a single maturity date are shown separately. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Due in one year or less	$—
Due from one to five years	497,648
Due from five to ten years	3,103,762
Due from ten to fifteen years	1,608,217
Mortgage-backed	5,921,195

$11,130,822

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
NOTE 2 — SECURITIES (continued)
Securities with unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2009
Mortgage-backed	$—	$—	$76,898	$(1,249)	$76,898	$(1,249)
Municipal	—	—	846,911	(8,861)	846,911	(8,861)

Total	$—	$—	$923,809	$(10,110)	$923,809	$(10,110)

December 31, 2008
Mortgage-backed	$—	$—	$96,270	$(1,884)	$96,270	$(1,884)
Municipal	208,969	(15,114)	629,768	(1,979)	838,737	(17,093)

Total	$208,969	$(15,114)	$726,038	$(3,863)	$935,007	$(18,977)

Unrealized losses on debt securities issued by municipalities have not been recognized in income because the issuer’s securities are of high credit quality and management has the intent and ability to hold for the foreseeable future or until recovery. The fair value is expected to recover as the bonds approach maturity. Timely repayment of principal and interest on mortgage-backed securities is guaranteed by the U. S. government sponsored enterprise issuer therefore unrealized losses on these securities have not been recognized in income.
NOTE 3 — LOANS
Activity in the Allowance for Loan Losses for the three and six month periods ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Beginning balance	$1,824,551	$1,705,091	$1,743,470	$1,605,766
Loans charged off	(82,391)	(327,852)	(140,330)	(328,633)
Recoveries	2,409	—	3,429	2,206
Provision for loan losses	344,000	42,400	482,000	140,300

	$2,088,569	$1,419,639	$2,088,569	$1,419,639

At June 30, 2009 and December 31, 2008, loans totaling $3,513,884 and $1,657,328 were in nonaccrual status. There were no loans more than 90 days past due and still accruing at June 30, 2009 or December 31, 2008.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
NOTE 3 — LOANS (continued)
Loans individually considered impaired were as follows:

	June 30,	December 31,
	2009	2008
With no allocated allowance for loan losses	$1,274,443	$1,108,795
With an allocated allowance for loan losses	2,101,467	393,835

	$3,376,410	$1,502,630

Allowance for loan losses allocated	$257,000	$69,766

NOTE 4 — DEPOSITS
At June 30, 2009 and December 31, 2008, the Bank had approximately $13,769,000 and $14,562,000, respectively, in national market certificates of deposit, primarily in amounts that qualify for FDIC insurance coverage.
NOTE 5 — FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
Federal Home Loan Bank (FHLB) advances were $3,400,000 and $6,500,000 at June 30, 2009 and December 31, 2008, respectively. The advances are collateralized by approximately $5,100,000 of loans secured by real estate and $454,000 of FHLB stock under a blanket lien agreement. As of June 30, 2009, the Company’s available borrowing capacity with the FHLB was $15,019,000.
The Company has a line of credit agreement with another financial institution to obtain funding to provide capital and liquidity to the Bank as needed. This credit line was $5,000,000 at June 30, 2009, with up to $2,000,000 for the purpose of providing additional capital to the Bank as needed, and up to $3,000,000 for liquidity purposes. The interest rate on the line is variable, at 75 basis points (bp) below the prime rate or LIBOR plus 1.75%, at the Company’s option at the time the line is drawn, however the interest rate shall not be less than 4.20%. The line is secured by 100% of the stock of the Bank. In July 2009, the line was renewed and modified, with a maturity of July 1, 2011. There was no balance drawn on the line at June 30, 2009; at December 31, 2008 the balance on the line of credit was $500,000.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
NOTE 5 — FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS (continued)
The Company has the ability to borrow under various other credit facilities that totaled $4,539,000 at June 30, 2009. Of this amount, $1,000,000 is available for short-term borrowing under an unsecured federal funds line through a correspondent bank at overnight borrowing rates and $3,539,000 is available on a line from a correspondent bank secured by the Company’s unpledged securities.
NOTE 6 — STOCK COMPENSATION PLAN
The following is the stock option activity for the period indicated:

	Six Months Ended
	June 30, 2009
		Weighted Average
	Shares	Exercise Price

Options outstanding, beginning of period	106,136	$18.70
Forfeited	—	—
Exercised	—	—
Granted	—	—

Options outstanding, end of period	106,136	$18.70

Options exercisable, end of period	104,511	$18.57

Intrinsic value is defined as the excess of the price of the Company’s stock over the exercise price of the option. The market price of the Company’s stock was less than the exercise price of the options outstanding at June 30, 2009; therefore there was no intrinsic value of the options outstanding and exercisable at quarter-end.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
NOTE 7 — FAIR VALUE
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the assets or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment Securities: The fair values of securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other similar quoted securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
Impaired loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
NOTE 7 — FAIR VALUE (continued)
Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level One)	(Level Two)	(Level Three)
June 30, 2009
Assets and liabilities measured at fair value on a recurring basis:
Investment securities available for sale
U.S. Government-sponsored entities	$—	$509,388	$—
Mortgage-backed	—	5,921,195	—
Municipal	—	4,700,239	—

Assets and liabilities measured at fair value on a nonrecurring basis:
Impaired loans	—	—	1,844,467

December 31, 2008
Assets and liabilities measured at fair value on a recurring basis:
Investment securities available for sale
U.S. Government-sponsored entities	$—	$516,032	$—
Mortgage-backed	—	5,378,328	—
Municipal	—	4,319,962	—

Assets and liabilities measured at fair value on a nonrecurring basis:
Impaired loans	—	—	324,069
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had principal balances of $2,101,467 and $393,835 and valuation allowances of $257,000 and $69,766 at June 30, 2009 and December 31, 2008, respectively. The Company recorded an additional provision for loan losses on impaired loans of approximately $302,000 for the first half of 2009.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
NOTE 8 — PARTICIPATION IN THE TREASURY CAPITAL PURCHASE PROGRAM
On May 15, 2009, the Company completed the sale to the United States Department of the Treasury (US Treasury) of $4.7 million of newly-issued non-voting preferred shares as a part of the US Treasury’s Capital Purchase Program (CPP) enacted as part of the Troubled Assets Relief Program (TARP) under the Emergency Economic Stabilization Act of 2008 (EESA). To finalize the Company’s participation in the CPP, the Company and the US Treasury entered into a Letter Agreement, dated May 15, 2009, including the related Securities Purchase Agreement — Standard Terms attached thereto (together these agreements shall be referred to as the UST Agreement). Pursuant to the UST Agreement, the Company issued and sold to the US Treasury (1) 4,700 of the Company’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (Series A Preferred Shares), and (2) a warrant to purchase 235 of the Company’s Fixed Rate Cumulative Perpetual Preferred Shares, Series B, each without par value and having a liquidation preference of $1,000 per share (Series B Preferred Shares) for $0.01 per share which the US Treasury exercised immediately, for an aggregate purchase price of $4.7 million. The proceeds from the sale of the Series A and Series B Preferred Stock to the US Treasury under the CPP are eligible to qualify as Tier 1 capital for regulatory purposes if it is downstreamed to the Bank as additional paid in capital, or as Tier 2 capital for regulatory purposes if it can be downstreamed to the Bank as Subordinated Debt. The issuance and sale to the US Treasury of the Series A and Series B Preferred Shares was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.
Under standardized CPP terms, cumulative dividends on the Series A Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum from May 15, 2009 to May 14, 2014 and at a rate of 9% per annum from May 15, 2014, but will be paid only if, as and when declared by the Company’s Board of Directors. Under standardized CPP terms, cumulative dividends on the Series B Preferred Shares will accrue on the liquidation preference at a rate of 9% per annum from May 15, 2009, but will be paid only if, as and when declared by the Company’s Board of Directors. Both the Series A and Series B Preferred Shares have no maturity and rank senior to the Company’s common shares with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution or winding up of the Company.
The terms of the UST Agreement provide that, subject to the approval of the Board of Governors of the Federal Reserve System (Federal Reserve Board), the Series A and Series B Preferred Shares are redeemable at the option of the Company at 100% of their liquidation preference plus any accrued and unpaid dividends.
The Company may not pay dividends on the Company’s common shares under the terms of the UST Agreement. Further, Common Shares may not be repurchased by the Company if it is in arrears on the payment of Series A and Series B Preferred Share dividends.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
NOTE 9 — FEDERAL DEPOSIT INSURANCE
During 2008, there were higher levels of bank failures which dramatically increased resolution costs of the Federal Deposit Insurance Corporation (FDIC) and depleted the deposit insurance fund (DIF). In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC voted to increase assessment rates of insured institutions uniformly to a minimum of 14 bp with riskier institutions required to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels. The Bank’s FDIC premiums increased to 14 bp of quarterly average domestic deposits in 2009, up from approximately 6 bp in the first half of 2008.
In 2008 the FDIC increased federal deposit insurance to $250,000 per insured account (up from $100,000) effective through December 31, 2009 and, in 2009, further extended the increase to December 31, 2013. The Company participates in the Transaction Account Guarantee Program (TAGP) in which non-interest bearing transactional accounts are fully insured (unlimited coverage) through December 31, 2009. The Company pays additional FDIC premiums to provide this TAGP to its customers.
On February 27, 2009, the FDIC embarked on a restoration plan and imposed a special assessment of 20 additional bp on insured institution domestic deposits on June 30, 2009, to be collected on September 30, 2009. On May 22, 2009, the FDIC reduced the special assessment to 5 bp of adjusted total assets at June 30, 2009, to be collected on September 30, 2009. The Company accrued $90,000 in the second quarter for the special assessment. The FDIC retained the right to impose an additional emergency special assessment after June 30, 2009 of up to 10 bp if needed to maintain public confidence in Federal deposit insurance.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
NOTE 10 — FAIR VALUES OF FINANCIAL INSTRUMENTS
Carrying amounts and estimated fair values of financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$19,033,754	$19,034,000	$21,302,463	$21,302,000
Interest-bearing deposits in other banks	2,000,000	2,000,000	—	—
Securities available for sale	11,130,822	11,131,000	10,214,322	10,214,000
Loans, net of allowance	154,495,592	153,947,000	141,881,961	141,702,000
Accrued interest receivable	477,824	478,000	490,783	491,000

Demand and savings deposits	95,133,116	95,133,000	90,783,194	90,783,000
Time deposits	73,960,984	73,944,000	65,934,662	66,530,000
Federal Home Loan Bank advances	3,400,000	3,398,000	6,500,000	6,632,000
Other borrowings	—	—	500,000	500,000
Accrued interest payable	154,017	154,000	156,683	157,000
For purposes of these disclosures of estimated fair values, the following assumptions were used. Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short term borrowings, and variable loans and deposits that reprice frequently and fully. Securities available for sale are carried at their fair value. It is not practical to estimate the fair value of restricted stock due to restrictions on its transferability. These securities have been omitted from this disclosure.
For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. Fair values of unrecorded commitments were not material.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2009
OVERVIEW
The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at June 30, 2009, to that of December 31, 2008, and the results of operations for the six and three month periods ended June 30, 2009 and 2008. You should read this discussion in conjunction with the interim financial statements and footnotes included herein.
The Company’s objective is to build long-term shareholder value and management believes that the Company has and will continue to achieve growth in shareholder value as demonstrated by the general trend of increases in the Company’s common equity per share throughout the Company’s history. During a period characterized by losses and declining values in the banking industry, the Company’s common equity per share also decreased in the first half of 2009 to $24.98 at June 30, 2009 from $25.22 at December 31, 2008. However, the decrease was less than 1% and is partially due to the FDIC special assessment. Common equity per share was $24.05 at December 31, 2007.
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
FINANCIAL CONDITION
Assets
Total assets as of June 30, 2009 increased 7.6% to $192,666,000, compared with $179,112,000 at December 31, 2008.
Loans increased $12,959,000 or 9.0%, to $156,584,000 at June 30, 2009, compared with $143,625,000 at December 31, 2008.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2009
FINANCIAL CONDITION (continued)
As of June 30, 2009, there were approximately $509,000 of securities of U.S. government-sponsored enterprises, $5,921,000 of mortgage-backed securities and $4,700,000 of tax-exempt municipal bonds in the available-for-sale securities portfolio. These totals include the effect of unrealized gains of $266,000 in the available-for-sale securities portfolio as of June 30, 2009. Maturities of securities of U.S. government-sponsored enterprises generally are of a short-term nature, between three to five years, and municipal bonds generally have maturities of a longer-term, not to exceed fifteen years.
The loan portfolio at June 30, 2009 and December 31, 2008 was as follows:

	June 30,	December 31,
	2009	2008
Commercial real estate	$92,535,608	$83,252,004
Commercial business	43,240,117	40,538,308
Commercial construction	3,535,938	3,917,279
Home equity lines of credit (HELOC)	10,202,596	7,734,516
Residential mortgage and construction	999,334	1,277,501
Consumer installment	2,947,542	3,298,283
Purchased auto loans	3,097,111	3,577,953
Other	25,915	29,587

	$156,584,161	$143,625,431

Most of the net loan growth in the first half of 2009 was in the commercial loan sector. This growth was mainly attributable to commercial real estate loans, which increased approximately $9.3 million and to a lesser extent to other commercial business and commercial construction loans, which increased in total $2.3 million during the first half of 2009. The Company added two highly qualified lending executives in the Wooster and eastern Cuyahoga County markets in 2009.
As of June 30, 2009, commercial loans totaled $139,312,000, or 89.0% of total loans. Home equity lines and residential real estate loans totaled $11,202,000, or 7.1% of total loans and consumer and other loans totaled $6,071,000, or 3.9% of total loans.
The Company’s loan-to-deposit ratio increased slightly to 92.6% at June 30, 2009, compared to 91.6% at December 31, 2008. The increase in loans was responsible for the slight increase in the Company’s loan-to-assets ratio to 80.2% at June 30, 2009 from 79.2% at December 31, 2008. Management anticipates that the loan-to-deposit ratio for the remainder of 2008 will remain over 90% and the loan-to-assets ratio will be approximately 80% to 85%.
Of the total loans at June 30, 2009, approximately $108,384,000 or 69.2% are at a variable rate of interest, and $48,200,000 or 30.8% are fixed rate. Including scheduled principal repayments, approximately $86,011,000, or 55.0%, of loans mature or are scheduled to reprice within twelve months and $65,046,000 or 41.5% mature or are scheduled to reprice within one to five years.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2009
FINANCIAL CONDITION (continued)
At June 30, 2009, the Company had one property in other real estate owned that was acquired in 2007 and is carried at $290,000. This amount represents the fair market value of the property reduced by management’s estimate of anticipated costs to market and sell the property. The property is currently leased to a third party with an option to purchase the property throughout the thirty-six month lease term.
Liabilities
Deposits were $169,094,000 at June 30, 2009, an increase of 7.9% from $156,718,000 at December 31, 2008. Deposits at June 30, 2009 and December 31, 2008 consisted of:

	June 30,	December 31,
	2009	2008
Noninterest-bearing demand	$18,405,865	$16,942,194
Interest-bearing demand	8,239,522	6,958,911
Savings	40,106,149	41,734,003
Money market	28,381,580	25,148,086
Time under $100,000	38,140,818	35,433,397
Time $100,000 or more	35,820,166	30,501,265

	$169,094,100	$156,717,856

Included in the time deposits total at June 30, 2009 and December 31, 2008 were $13,769,000 and $14,562,000, respectively, of national market CDs, primarily from other banks and credit unions, in amounts that qualify for FDIC insurance, with original terms ranging from nine months to five years, and rates ranging from 1.00% to 5.05%. As of June 30, 2009, the weighted average interest rate paid on these CDs was 3.79% and the weighted average remaining maturity was 13.3 months. Although management believes these CDs were obtained at market rates at the time they were originated, they may be more vulnerable to price sensitivity than local deposits.
The Bank participates in the Certificate of Deposit Account Registry Service® (CDARS) program which enables customers to retain their account relationship with the Bank and still enjoy the security of FDIC insurance on deposits exceeding the applicable insurance limit. At June 30, 2009 and December 31, 2008, the Bank’s time deposits included CDARS deposits of $20,458,000 and $10,420,978, respectively, with original terms ranging from four weeks to five years, and rates ranging from 0.20% to 4.50%. As of June 30, 2009, the weighted average interest rate paid on these CDs was 1.86% and the weighted average remaining maturity was 8.4 months.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2009
FINANCIAL CONDITION (continued)
The Brecksville office, which opened in October 2004, continues to meet management’s expectations in terms of deposit growth. At June 30, 2009, that location’s total deposits were $43,258,000, representing a year-to-date increase of $2.2 million. The majority of these deposits (59.4%) were in Market Rate Savings Accounts.
Federal Home Loan Bank (FHLB) advances decreased to $3.4 million at June 30, 2009 from $6.5 million at year-end 2008. FHLB advances totaling $3.1 million matured and were repaid in March 2009. FHLB advances are collateralized by loans secured by real estate under a blanket lien agreement. At June 30, 2009 the Company’s available borrowing capacity with the FHLB was $15.0 million.
Please refer to Note 5 and the discussion in this report, under the caption “Liquidity and Capital Resources,” for more information about the Company’s additional sources of funding.
Shareholders’ Equity
Total shareholders’ equity increased $4,589,000 to $19,300,000 at June 30, 2009, from $14,711,000 at December 31, 2008. This increase was primarily a result of net proceeds from preferred stock issued to the US Treasury under the CPP of $4,662,000 and the issuance of $14,000 of common stock under the Employee Stock Purchase Plan partially offset by the net loss of $89,000 for the first half of 2009.
On May 15, 2009, the Company issued and sold to the US Treasury 4,700 of the Company’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A and a warrant to purchase the Company’s Fixed Rate Cumulative Perpetual Preferred Shares, Series B for an aggregate purchase price of $4.7 million. The Company capitalized costs of $38,000 related to the issuance of the Series A and Series B Preferred Shares. Please refer to Note 7 for more information related to the terms of the Series A and Series B Preferred Shares.
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2009
Overview
Net loss for the first six months of 2009 was $89,000 down $468,000 from the $379,000 net income in the same period in 2008 primarily due to a $208,000 reduction in net interest income, a $342,000 increase in the provision for loan losses and a $162,000 increase in FDIC premiums. Net loss available to common shareholders for the first half of 2009 was $95,000, or $0.16 loss per basic and diluted share after the amortization of premiums on preferred stock of $6,000 in the second quarter of 2009. Net income available to common shareholders was $379,000, or $0.65 per basic share and $0.64 per diluted share for the first half of 2008.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2009
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2009 (continued)
Net Interest Income
Net interest income decreased for the first half of 2009 from the comparable period of 2008 as declining market interest rates resulted in lower income on earning assets that was only partially offset by lower costs of interest-bearing liabilities. Net interest income before the provision for loan losses in the first six months of 2009 was $2,726,000, a decrease of $208,000, or 7.0%, from the $2,934,000 earned in the same period of 2008. Net interest margin was 3.10% for the six months ended June 30, 2009, representing a decrease of 75 bp from the 3.85% for the like period in 2008.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2009
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2009 (continued)
The following table illustrates the average balances and annualized interest rates for the quarters ended June 30, 2009 and 2008:

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans (1)	$149,605	$3,938	5.31%	$130,426	$4,483	6.91%
Securities:
Taxable	5,754	140	5.09%	6,713	169	5.12%
Tax exempt	4,417	119	5.64%	4,590	120	5.36%
Restricted stock	761	18	4.88%	617	16	5.30%
Federal funds sold and other short-term funds	19,026	36	0.38%	12,251	194	3.18%

Total interest-earning assets	179,563	4,251	4.77%	154,597	4,982	6.49%
Noninterest-earning assets	5,778			5,315

Total assets	$185,341			$159,912

Interest-bearing liabilities:
Transaction accounts	$7,889	25	0.63%	$6,900	34	1.00%
Market rate savings accounts	69,151	342	1.00%	79,880	1,139	2.87%
Time deposits	69,195	1,034	3.01%	37,599	758	4.04%
Borrowings	5,004	89	3.59%	4,868	84	3.46%

Total interest-bearing liabilities	151,239	1,490	1.99%	129,247	2,015	3.14%
Noninterest-bearing liabilities	18,154			16,447
Shareholders’ equity	15,948			14,218

Total liabilities and shareholders’ equity	$185,341			$159,912

Net interest income		2,761			2,967
Tax equivalent adjustment		(36)			(33)

Net interest income per financial statements		$2,725			$2,934

Net interest margin (Net yield on average interest-earning assets)			3.10%			3.85%

(1)	Average balance includes loans on nonaccrual status.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2009
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2009 (continued)
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

	Summary of Changes in
	Net Interest Income for the
	Six Months Ended
	June 30, 2009 vs. 2008
	Increase (Decrease) Due to
($ in thousands)	Volume	Rate	Net
Interest income:
Loans	$573	$(1,118)	$(545)
Securities:
Taxable	(28)	(1)	(29)
Tax exempt	(7)	6	(1)
Restricted stock	3	(1)	2
Federal funds sold and other short-term funds	42	(200)	(158)

Total interest-earning assets	583	(1,314)	(731)

Interest expense:
Transaction accounts	(5)	14	9
Market rate savings accounts	136	661	797
Time deposits	(502)	226	(276)
Federal Home Loan Bank advances and other borrowings	(3)	(2)	(5)

Total interest-bearing liabilities	(374)	899	525

Change in net interest income	$209	$(415)	$(206)

Interest Income
Tax equivalent interest income decreased $731,000, or 14.7% when comparing the six months ended June 30, 2009 with the same period of 2008.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2009
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2009 (continued)
Interest and fee income on loans for the first half of 2009 was $3,938,000, down $545,000 or 12.2% from $4,483,000 for the first half of 2008 primarily due to the negative effect of declining interest rates partially offset by the positive effect of increasing loan volume. Tax equivalent interest and dividend income from securities and short-term funds decreased 37.2% to $313,000 through the first half of 2009, from $499,000 in the same period in 2008 primarily due to lower rates earned on Federal funds sold and other short-term funds.
Interest Expense
Interest expense decreased 26.1% when comparing the six months ended June 30, 2009 with the same period of 2008. Total interest expense was $1,490,000 for the first half of 2009, compared to $2,015,000 in the same period of 2008. Interest on deposits decreased 27.5%, to $1,401,000 in the first six months of 2009, from $1,931,000 in the same period of 2008. The decrease in deposit interest expense was primarily due to lower rates paid on interest-bearing deposits, mainly Market Rate Savings accounts, partially offset by increasing volume in CDs.
Net Interest Margin
Net interest margin decreased 75 bp to 3.10% in the first half of 2009 from 3.85% in the like period of 2008 primarily due to the decrease in interest rates earned on loans partially offset by the decrease in interest rates paid on deposits.
The yield on earning assets decreased 172 bp to 4.77% for the first half of 2009 compared to 6.49% in the same period of 2008. This decrease reflects overall market interest rate decreases initiated by the Federal Reserve Board in late 2007 through December 2008. In the first half of 2009, the yield on loans was 5.31%, down 160 bp from 6.91% in the first half of 2008.
In the first half of 2009, the cost of interest-bearing deposits was 1.93%, down 120 bp from 3.13% in the like period in 2008. This decrease also reflects overall market interest rate decreases. The overall cost of interest-bearing funds (deposits and borrowings) was 1.99% in the first half of 2009, compared with 3.14% in the same period of 2008.
Provision for Loan Losses
The allowance for loan losses is maintained at a level considered by management to be adequate to cover probable incurred credit losses in the loan portfolio. Management’s determination of the appropriate provision for loan losses and the adequacy of the allowance for loan losses is based on the Company’s historical losses adjusted for environmental factors which management believes are representative of the probable expected loss experience of the Company. Other factors considered by management include the composition of the loan portfolio, economic conditions, the creditworthiness of the Company’s borrowers and other related factors. The provision for loan losses was $482,000 in the first half of 2009 and $140,000 for the like period in 2008, representing an increase of $342,000 or 243.5%.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2009
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2009 (continued)
In the first half of 2009, six loans totaling $140,000 were charged off and $3,000 was recovered on loans previously charged off. In the like period in 2008, five loans totaling $328,000 were charged off and $2,000 was recovered on loans previously charged off. At June 30, 2009 and December 31, 2008, the ratio of the allowance for loan losses to total loans was 1.33% and 1.21%, respectively. Management allocated approximately 95.3% of the allowance at June 30, 2009 to commercial loans, 3.5% to residential mortgage and home equity loans and 1.2% to consumer loans. At June 30, 2009, $257,000 or 12.3% of the allowance for loan losses was allocated to impaired loan balances individually. At December 31, 2008, $70,000 or 4.00% of the allowance for loan losses was allocated to impaired loan balances individually. At June 30, 2009, twenty-two loans totaling $3,514,000 were in nonaccrual status, compared to ten loans totaling $1,657,000 at year-end 2008. There were no other loans more than 90 days delinquent as of June 30, 2009 or December 31, 2008. Management believes the allowance for loan losses at June 30, 2009 is adequate to absorb probable incurred losses in the loan portfolio.
Noninterest Income
Total noninterest income for the first half of 2009 was $231,000, an increase of 24.8% from $185,000 for the same period in 2008 primarily due to increases in service charges on deposit accounts of $16,000, cash surrender value of life insurance contracts of $13,000, rental income of $12,000 and gains on sales of loans of $9,000 in 2009.
The increase in cash surrender value of life insurance is due to an increase in the average balance of life insurance contracts outstanding in 2009 as compared to 2008. The increase in gains on loan sales is due to the sale of four mortgage loans totaling $574,000 for a total gain of $10,000 in the first half of 2009 while in the like period in 2008 one loan for $97,000 was sold with a gain of $1,000. Service charges on deposit accounts increased to $100,000 in the first half of 2009, from $84,000 for the same period of 2008, an increase of 19.0%. The largest components of service charges on deposit accounts are checking account service charges and non-sufficient fund fees which increased to $86,000 as of June 30, 2009, from $72,000 for the comparable period of 2008.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2009
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2009 (continued)
Noninterest Expenses
Noninterest expenses were $2,672,000 for the first half of 2009, an increase of $212,000, or 8.6% over the $2,460,000 for the same period of 2008. This increase is mainly attributable to an increase in FDIC insurance of $162,000. Regular FDIC insurance premiums were raised throughout the banking industry as the FDIC struggled with increasing problem and failed financial institutions and other negative economic issues. In addition, the FDIC charged all banks a special assessment of 5 bp of adjusted total assets as of June 30, 2009. The Company accrued $90,000 for the special assessment in May 2009. Other, smaller increases in expenses related to growth included salaries and benefits of $59,000 and franchise tax of $18,000. These increases were partially offset by decreases in community relations and contributions of $13,000, occupancy of $11,000 and other expenses of $8,000.
Total other noninterest expense for the first half of 2009 and 2008 consisted of the following:

	Six months ended
	June 30,
	2009	2008
Supplies	$39,000	$37,000
Loan expenses	21,000	17,000
Travel and entertainment	20,000	22,000
Insurance	16,000	14,000
CDARS fees	15,000	2,000
Telephone	13,000	13,000
Dues and subscriptions	12,000	13,000
Other	14,000	8,000
Reversal of prior year interest income on a nonaccrual loan	—	33,000

	$150,000	$159,000

Total income tax expense (benefit) differs from amounts computed by applying the federal income tax rate of 34% of pre-tax income in all periods presented mainly as a result of the favorable tax treatment for municipal bond securities which are generally tax-exempt. Also contributing to this difference is the favorable tax treatment of the Company’s investment in the single-premium cash surrender value life insurance policies.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2009
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED JUNE 30, 2009
The Company’s net loss for the second quarter of 2009 was $120,000 down $381,000, or 146.0%, from net income of $261,000 in the same period in 2008 primarily due to a $111,000 reduction in net interest income, a $302,000 increase in the provision for loan losses and a $130,000 increase in FDIC premiums. Net loss per common share was $126,000, or $0.22 loss per basic and diluted share after the amortization of premiums on preferred stock of $6,000 in the second quarter of 2009. Net income per common share was $0.45 per basic share and $0.44 per diluted share for the second quarter of 2008.
Net Interest Income
Net interest income before the provision for loan losses in the second quarter of 2009 was $1,416,000, a decrease of $111,000, or 7.2%, from the $1,527,000 for the same quarter of 2008. The decrease in net interest income is primarily attributable to the interest rates earned on interest-earning assets declining at a faster pace than the interest rates paid on interest-bearing liabilities. Interest income decreased $270,000 while interest expense decreased $160,000 in the second quarter 2009 as compared to second quarter of 2008. In the second quarter of 2009, the net interest margin decreased to 3.11%, down 88 bp from 3.99% for the second quarter of 2008.
The yield on loans was 5.28% in the second quarter of 2009, down 132 bp from 6.60% for the same quarter of 2008. The overall cost of interest-bearing funds (deposits and borrowings) was 1.86% for the second quarter of 2009, compared with 2.70% for the second quarter of 2008. The cost of interest-bearing deposits was 1.81%, down 86 bp from 2.67% for the like quarter of 2008.
Provision for Loan Losses
The provision for loan losses was $344,000 in the 2009 quarter, an increase of $302,000 from the $42,000 provision in the 2008 quarter. In the second quarter of 2009 the Bank recognized charge offs on two loans totaling $82,000, recorded impairment allowances totaling $167,000 on five loans, and added approximately $35,000 for loan portfolio growth and approximately $60,000 for an increase related to overall economic and loan portfolio factors.
Noninterest Income
Total noninterest income for the second quarter of 2009 was $115,000, an increase of $9,000, or 8.1%, from $106,000 for the same period in 2008. The increase was primarily due to increases in service charges on deposit accounts of $7,000 and to rental income of $9,000 on the OREO property, partially offset by decreases in other noninterest income in the 2009 quarter as compared to the 2008 quarter.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2009
RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED JUNE 30, 2009 (continued)
Noninterest Expense
In the second quarter of 2009, total noninterest expense increased $172,000, or 14.0%, compared with the same quarter of 2008. The increase in noninterest expense was primarily due to increases in FDIC insurance of $130,000. The Company accrued $90,000 for the special assessment in the second quarter of 2009. Other, smaller increases in expenses related to growth and general price increases included salaries and benefits of $53,000 and franchise tax of $10,000. These increases were partially offset by decreases in premises and equipment of $3,000, marketing and advertising of $5,000 and other noninterest expenses of $15,000.
Total other noninterest expense for the three months ended June 30, 2009 and June 30, 2008 consisted of the following:

	Three months ended
	June 30,
	2009	2008
Supplies	$18,000	$17,000
Loan expenses	12,000	8,000
Travel and entertainment	13,000	10,000
Insurance	9,000	9,000
CDARS fees	9,000	2,000
Telephone	6,000	6,000
Dues and subscriptions	6,000	7,000
Other	10,000	7,000
Reversal of prior year interest income on a nonaccrual loan	—	33,000

	$83,000	$99,000

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

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2009
LIQUIDITY AND CAPITAL RESOURCES (continued)
Assets available to satisfy liquidity needs include cash and due from banks, Federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets were approximately $32.2 million at June 30, 2009, compared to $31.5 million at December 31, 2008.
During periods characterized by loan demand outpacing local deposit growth, the Company may use sources of funds in addition to retail deposits which include national market CDs and FHLB advances. If additional liquidity is needed in the future, there are several available sources, including purchasing Federal funds, obtaining additional FHLB advances, acquiring additional national market CDs or brokered deposits, and selling loans. The Company also can borrow under various lines of credit. At June 30, 2009, these credit facilities aggregated approximately $22.6 million for general liquidity purposes and $2.0 million for providing additional capital to the Bank.
As discussed previously, total shareholders’ equity increased $4,589,000, to $19,300,000 at June 30, 2009 from $14,711,000 at December 31, 2008. The increase was primarily a result of net proceeds from preferred stock issued to the US Treasury under the CPP of $4,662,000 and the issuance of 927 shares of common stock under the Employee Stock Purchase Plan totaling $14,000 partially offset by the net loss of $89,000 for the first half of 2009.
At June 30, 2009 and December 31, 2008, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum to be	Minimum required
	Western Reserve Bank		considered	for capital
	June 30,	December 31,	well-	Adequacy
	2009	2008	capitalized	purposes
Tier 1 “core” capital to risk-weighted assets	9.1%	9.9%	6.0%	4.0%
Total capital to risk-weighted assets	10.3%	11.0%	10.0%	8.0%
Tier 1 leverage ratio	7.8%	8.5%	5.0%	4.0%
The Company has $4.2 million in cash available to be downstreamed to the Bank as paid in capital to continue to exceed the well-capitalized benchmark.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2009
LIQUIDITY AND CAPITAL RESOURCES (continued)
The Company’s continued growth has required management and the Board to consider capital strategies to support that growth. Traditional capital sources include issuing common or preferred stock, trust preferred securities, or other capital instruments, but the market for these remains diminished in the current economy.
The Company has a $2.0 million line of credit for capital purposes through TCF National Bank NA, an unaffiliated financial institution. By borrowing against the line of credit and then investing the funds in the Bank as capital, the Company is able to help the Bank manage its capital ratios. The Company had no balance outstanding on this line of credit at June 30, 2009 and $500,000 was outstanding at December 31, 2008.
In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions. There are 6,250 shares of authorized but unissued shares of stock allocated to the Plan. Because the Plan has been registered with the SEC, there are no restrictions on the resale of the stock, other than those applicable to “affiliates” as defined in Rule 144 of the Securities and Exchange Commission. As of June 30, 2009, a total of 4,697 shares of common stock are held by 29 participants through the Plan.
In October 2008, the United States Treasury (US Treasury) introduced the Capital Purchase Program (CPP), which involves the US Treasury providing capital to financial institutions by purchasing senior preferred stock in qualifying institutions of up to 3% of risk-weighted assets or $25 billion, whichever is lower. The purpose of the program is to provide capital to help financial institutions fund loan growth and stimulate the economy. The CPP is available to well-capitalized financial institutions with the approval of their primary regulator and the US Treasury. To realize the Company’s growth expectations and to take advantage of the opportunities in the lending market, the Company issued 4,700 shares of Senior Preferred Securities to the US Treasury on May 15, 2009 under the CPP with net proceeds of $4,662,000.
The American Recovery and Reinvestment Act of 2009 (ARRA) was passed by United States Congress and signed by the President on February 17, 2009. The ARRA includes a wide array of programs intended to stimulate the economy and provides for extensive infrastructure, energy, health and education needs. The ARRA imposes certain new executive compensation and corporate expenditure limits on all recipients of funds under the CPP, including the Company, as recipients to repay any assistance previously provided under TARP, including the CPP, at any time provided the appropriate federal banking agency approves the repayment.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2009
LIQUIDITY AND CAPITAL RESOURCES (continued)
As part of participation in the CPP, the Company agreed to various requirements and restrictions imposed on all participants in the CPP. Among the terms of participation was a provision that the US Treasury could change the terms of participation at any time.
As a recipient of government funding under the CPP, the Company must comply with the executive compensation and corporate governance standards imposed by the ARRA for so long as the US Treasury holds the Series A and Series B Preferred Shares. The standards imposed by the ARRA include the following:
•	incentive compensation for Senior Executive Officers must not encourage unnecessary and excessive risks that threaten the value of the financial institution;
•
any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to the Company’s Senior Executive Officers and certain other employees based on statements of earnings, revenues, gains, or other criteria that are later proven to be materially inaccurate must be subject to recovery or “clawback” by the Company;

•
the Company is prohibited from paying or accruing any bonus, retention award or incentive compensation with respect to its most highly-compensated employee except for grants of restricted stock that do not fully vest during the covered period and do not have a value which exceeds one-third of an employee’s total annual compensation;

•
severance payments to the Company’s Senior Executive Officers and the five next most highly compensated employees, generally referred to as “golden parachute” payments, are prohibited, except for payments for services performed or benefits accrued;

•	compensation plans that encourage manipulation of reported earnings are prohibited;
•
the US Treasury may retroactively review bonuses, retention awards and other compensation previously paid to Senior Executive Officers that the US Treasury finds to be inconsistent with the purposes of TARP or otherwise contrary to the public interest;

•	the Company’s Board of Directors must establish a company-wide policy regarding excessive or luxury expenditures;
•	the Company’s proxy statements for annual shareholder meetings must permit a nonbinding “say on pay” shareholder vote on the compensation of executives;
•	compensation in excess of $500,000 for each Senior Executive Officer must not be deducted for federal income tax purposes; and
•	compliance with the executive compensation reporting and recordkeeping requirements established by the US Treasury.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2009
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
The Federal Reserve Target rate was 5.25% throughout most of 2007 until the Federal Reserve Board began a series of ten target rate reductions on September 18, 2008 and continuing through December 16, 2008. At both June 30, 2009 and December 31, 2008, the Federal Reserve target rate was defined as a range between zero and 0.25%. The Company maintained its liability-sensitive position in the first half of 2009 with $109,875,000 of assets and $130,368,000 of liabilities maturing or repricing within one year at June 30, 2009, a negative interest rate gap of $20,493,000 (repricing interest earning assets were 84.3% of repricing interest bearing liabilities). Although the Company maintains a liability-sensitive position, interest-earning assets have repriced downward faster than interest-bearing liabilities during the first half of 2009 primarily due to the competitive environment for deposits.
A significant portion of the Company’s liabilities are Market Rate Savings accounts which are generally priced in relation to a national money market index. This index moves in relation to the Federal funds target rate; however, the interest rates offered by the Bank were higher than the rates calculated using the index in late 2008 and, to a lesser extent, in the first half of 2009 primarily due to excessive rates offered by local competitors to meet their liquidity requirements.
Management believes that market interest rates are currently at or very near their low and has initiated action to return to a more neutral position, rather than the current liability sensitive position by offering longer term deposits and increasing the emphasis on variable rate loans. The Company expects to benefit from a lower cost of funds by extending the life its deposits during the current low point in the interest rate cycle as evidenced by the decrease in the average balance of immediate-term repricing Market Rate Savings Accounts to $69.2 million in the first half of 2009 from $79.9 million in the first half of 2008 and the corresponding increase in the average balance of fixed rate term CDs to $69.2 million in the first half of 2009 from $37.6 million in the like period in 2008.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2009
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

WESTERN RESERVE BANCORP, INC.
CONTROLS AND PROCEDURES
June 30, 2009
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2009, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
June 30, 2009
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1a.	Risk Factors
Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
The Annual Meeting of the shareholders of Western Reserve Bancorp, Inc. was held on May 7, 2009 in accordance with the notice of meeting and proxy statement mailed to shareholders. Each of the following Class III directors was elected to a three-year term ending in 2012:

	For	Against	Abstain
Michael R. Rose	428,245	9,967	0
Glenn M. Smith	429,832	8,380	0
Thomas A. Tubbs	429,395	8,817	0
Continuing directors whose terms end in 2010 are Roland H. Bauer, Bijay K. Jayaswal, M.D., P.M. Jones and Ray E. Laribee. Continuing directors whose terms end 2011 are C. Richard Lynham, Edward J. McKeon, R. Hal Nichols and Rory H. O’Neil.
Issue 2, to amend the Company’s Articles of Incorporation to permit the issuance of up to 100,000 shares of preferred stock:

For	Against	Abstain
364,535	28,349	1,396
Issue 3, to grant management the authority to adjourn, postpone or continue the meeting:

For	Against	Abstain
415,968	14,013	6,018

Item 5.	Other Information
None

Item 6	— Exhibits
WESTERN RESERVE BANCORP, INC.
FORM 10-Q
June 30, 2009

Exhibit No.	Description of Exhibits

3.1
Amended and Restated Articles of Incorporation of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2008 and Form 8-K filed with the Commission on May 21, 2009)
*

3.2	Code of Regulations of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)	*

4
Legend Placed on Certificates Representing Shares Issued pursuant to an exemption from registration under Section 3(a)(11) of the Securities Act and Rule 147 thereunder (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on June 28, 2008)
*

10.1	Employment Agreement of Edward J. McKeon Dated December 15, 2005. (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 19, 2005)	*

10.2
Lease Agreement by and between Michael Rose DBA Washington Properties and Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on June 30, 1999)
*

10.3
Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of August 21, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on August 26, 2008)
*

10.4
Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on June 28, 2003)
*

10.5
Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on June 28, 2003)
*

10.6
Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May 5, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)
*

10.7	Western Reserve Bank Supplemental Executive Retirement Plan, dated May 15, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)	*

10.8	Western Reserve Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2003)	*

*	Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
June 30, 2009

Exhibit No.	Description of Exhibits

10.9
Lease Agreement by and between Western Reserve of Brecksville, LLC and Western Reserve Bank (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on June 30, 2005)
*

10.10
First amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 30, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on May 16, 2005)
*

10.11
Second amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 30, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 15, 2005)
*

10.12
Western Reserve Bancorp, Inc. and Western Reserve Bank Incentive Compensation Plan, Amended and Restated as of May 1, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on May 7, 2008)
*

10.13
Third amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 20, 2006 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2006)
*

10.14
Fourth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated February 6, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)
*

10.15
Fifth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 21, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)
*

10.16
Sixth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 28, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2007)
*

10.17
Seventh Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 1, 2008 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2008)
*

10.18
Form of Amendment to the Western Reserve Bancorp, Inc. Stock Option Grant Agreement as of October 16, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on October 2, 2008)
*

10.19	Eighth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 1, 2009

11	Statement re: Computation of Per Share Earnings (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on May 14, 2008)	*

*	Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
June 30, 2009

Exhibit No.	Description of Exhibits

14	Western Reserve Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on June 30, 2004)	*

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

*	Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Quarter ended June 30, 2009
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.
Date: August 14, 2009	By:	/s/ Edward J. McKeon
Edward J. McKeon
President and Chief Executive Officer (Principal Executive Officer)

/s/ Cynthia A. Mahl
Cynthia A. Mahl
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
WESTERN RESERVE BANCORP, INC.
FORM 10-Q
June 30, 2009

Exhibit No.	Description of Exhibits

10.19	Eighth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 1, 2009

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Senior Vice President and Chief Financial Officer