Form 10-Q
period 2009-09-30
WESTERN RESERVE BANCORP INC
filed 2009-11-16
CIK 1051473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such items).Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

The number of common shares of the registrant outstanding on November 16, 2009 was 584,502.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Quarter ended September 30, 2009

		Page

PART I—Financial Information

ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	3

	Consolidated Statements of Income for the three and nine month periods ended September 30, 2009 and 2008	4

	Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2009 and 2008	5

	Consolidated Statements of Cash Flows for the Nine months ended September 30, 2009 and 2008	6

	Notes to Consolidated Financial Statements	7

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	N/A

ITEM 4T	CONTROLS AND PROCEDURES	36

PART II—Other Information		37

SIGNATURES		41

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from financial institutions	$2,553,051	$2,302,786
Interest-bearing deposits in other financial institutions	7,794,801	18,908,677
Federal funds sold and other short-term funds	104,000	91,000
Cash and cash equivalents	10,451,852	21,302,463

Time deposits in other banks	2,000,000	-
Securities available for sale	11,000,968	10,214,322
Restricted stock	781,900	728,400
Loans	161,080,458	143,625,431
Allowance for loan losses	(2,250,259)	(1,743,470)
Loans, net	158,830,199	141,881,961

Premises and equipment, net	960,846	1,006,081
Bank owned life insurance	2,308,001	2,231,665
Other real estate owned	701,334	290,000
Accrued interest receivable and other assets	1,798,419	1,457,347
	$188,833,519	$179,112,239

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$18,685,671	$16,942,194
Interest-bearing	146,175,962	139,775,662
Total deposits	164,861,633	156,717,856
Other borrowings	-	500,000
Federal Home Loan Bank advances	3,400,000	6,500,000
Accrued interest payable and other liabilities	1,069,994	683,663
Total Liabilities	169,331,627	164,401,519

Shareholders' Equity
Fixed rate cumulative preferred stock, no par value, $1,000 liquidaton value:
Series A, 4,700 and 0 shares authorized and issued at September 30, 2009 and December 31, 2009	4,700,000	-
Discount on Series A preferred stock	(280,078)	-
Series B, 235 and 0 shares authorized and issued at September 30, 2009 and December 31, 2009	235,000	-
Premium on Series B preferred stock	27,327	-
Common stock, no par value, $1 stated value, 1,500,000 shares authorized, 584,502 and 583,330 shares issued and outstanding as of September 30, 2009 and December 31, 2008	584,502	583,330
Additional paid-in capital	9,930,340	9,912,293
Retained earnings	3,981,663	4,041,215
Accumulated other comprehensive income	323,138	173,882
Total Shareholders' Equity	19,501,892	14,710,720
	$188,833,519	$179,112,239

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Three months Ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$2,100,245	$2,176,366	$6,037,808	$6,659,567
Securities:
Taxable	72,327	82,308	212,172	250,848
Tax exempt	44,367	43,451	127,541	130,390
Dividends on restricted stock	10,504	8,875	28,908	25,132
Federal funds sold and short-term investments	11,061	46,847	47,355	241,155
	2,238,504	2,357,847	6,453,784	7,307,092
Interest expense
Deposits	638,454	805,943	2,039,118	2,737,384
Borrowings	31,744	60,964	120,935	145,038
	670,198	866,907	2,160,053	2,882,422
Net interest income	1,568,306	1,490,940	4,293,731	4,424,670
Provision for loan losses	186,700	258,500	668,700	398,800
Net interest income after provision for loan losses	1,381,606	1,232,440	3,625,031	4,025,870
Noninterest income
Service charges on deposit accounts	50,547	49,300	149,998	132,894
Net gains on sales of loans	9,646	-	19,542	1,446
Increase in cash surrender value life insurance	25,242	25,071	76,336	63,181
Other	44,168	27,175	115,151	89,511
	129,603	101,546	361,027	287,032
Noninterest expense
Salaries and employee benefits	640,860	533,551	1,900,677	1,734,526
Premises and equipment, net	228,076	232,359	680,397	695,494
FDIC insurance	73,078	29,261	287,095	81,302
Data processing	94,987	93,746	279,487	278,007
Professional fees	41,936	58,692	147,899	161,181
Taxes other than income and payroll	46,893	36,414	142,147	112,706
Directors' fees	35,800	35,725	107,850	109,800
Collection and other real estate owned	39,702	37,445	90,374	85,331
Marketing and advertising	12,162	18,152	58,551	64,776
Community relations and contributions	13,563	16,417	54,442	70,092
Other	95,430	112,117	245,570	271,143
	1,322,487	1,203,879	3,994,489	3,664,358
Income (loss) before income taxes	188,722	130,107	(8,431)	648,544
Income tax expense (benefit)	42,286	22,568	(65,428)	162,318
Net income	$146,436	$107,539	$56,997	$486,226
Dividends and amortization on preferred stock	77,700	-	116,549	-
Net income (loss) available to common shareholders	$68,736	$107,539	$(59,552)	$486,226

Earnings (loss) per common share:
Basic	$0.12	$0.18	$(0.10)	$0.84
Diluted	$0.12	$0.18	$(0.10)	$0.82

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income	$146,436	$107,539	$56,997	$486,226
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities arising during the period	147,683	34,578	149,256	(85,850)

Other comprehensive income	$294,119	$142,117	$206,253	$400,376

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$56,997	$486,226
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	668,700	398,800
Depreciation	139,982	141,240
Net accretion of securities	(9,109)	(9,879)
Stock-based compensation	1,643	2,337
Loans originated for sale	(1,110,100)	(97,500)
Proceeds from sales of loan originations	1,129,642	98,946
Gains on sales of loans	(19,542)	(1,446)
Federal Home Loan Bank stock dividends	-	(14,500)
Increase in cash surrender value of bank owned life insurance	(76,336)	(63,181)
Net change in other assets and other liabilities	(53,349)	(216,597)
Net cash from operating activities	728,528	724,446

Cash flows from investing activities
Available for sale securities:
Purchases	(1,540,746)	(2,020,806)
Maturities, repayments and calls	989,354	2,041,509
Purchase of restricted stock	(53,500)	(69,500)
Net increase in interest-bearing deposits in other banks	(2,000,000)	-
Net increase in loans	(18,038,572)	(14,885,923)
Purchase of auto loan portfolio	-	(4,693,630)
Purchases of Bank Owned Life Insurance	-	(1,000,000)
Purchases of premises and equipment	(94,747)	(52,372)
Net cash from investing activities	(20,738,211)	(20,680,722)

Cash flows from financing activities
Net increase in deposits	8,143,777	1,173,428
Repayments on line of credit	(500,000)	-
Proceeds from FHLB advances	-	5,500,000
Repayments of FHLB advances	(3,100,000)	-
Net proceeds from issuance of preferred stock	4,661,756	-
Dividends on preferred stock	(64,037)
Proceeds from issuance of common stock under ESPP	17,576	15,881
Proceeds and income tax benefit from exercise of stock options	-	57,418
Net cash from financing activities	9,159,072	6,746,727

Change in cash and cash equivalents	(10,850,611)	(13,209,549)
Cash and cash equivalents at beginning of period	21,302,463	23,818,528
Cash and cash equivalents at end of period	$10,451,852	$10,608,979

Supplemental cash flow information:
Interest paid	$2,121,629	$2,879,607
Income taxes paid	10,000	197,461

Supplemental disclosure of noncash investing activities:
Non cash transfer from loans to other real estate owned	$411,334	$-
Non cash transfer from loans to other assets owned	10,300	-
Non cash transfer from other real estate owned to other liabilities	-	-

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  Management has evaluated events occurring subsequent to the balance sheet date through November 16, 2009, determining no events require adjustment to or additional disclosure in the consolidated financial statements.  It is the opinion of management that all adjustments necessary for a fair presentation have been made and that all adjustments were of a normal recurring nature.  The Annual Report of the Company for the year ended December 31, 2008 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Common Share: Basic earnings per common share equal net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options.  Earnings per common share are computed as follows:
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income	$146,436	$107,539	$56,997	$486,226
Amortization and dividends on preferred stock	77,700	-	116,549	-
Net income (loss) available to common shareholders	$68,736	$107,539	$(59,552)	$486,226

Demoninator:
Denominator for basic earnings per share available to common shareholders-weighted average shares	584,260	582,657	583,852	581,986

Effect of dilutive shares:
Nonqualified stock options	-	4,096	-	11,683

Denominator for diluted earnings per share available to common shareholders	584,260	586,753	583,852	593,669

Basic earnings (loss) per common share	$0.12	$0.18	$(0.10)	$0.84

Diluted earnings (loss) per common share	$0.12	$0.18	$(0.10)	$0.82

Stock options not considered in computing diluted earnings per common share because they were anitdilutive	104,387	26,770	104,387	13,958

After filing the Company’s June 30, 2009 Form 10-Q, the Company realized that it had not considered dividends on its preferred stock for the period from May 15, 2009 through June 30, 2009 as a reduction in income available to common shareholders for the three months and six months ended June 30, 2009.  Even though under current accounting guidance, the dividend is not recorded on the Company’s balance sheet until it is actually declared by its Board of Directors, the portion of the dividend that relates to the income statement periods presented should be deducted from earnings available to common shareholders.  Income available to common shareholders for the three and nine months ended September 30, 2009 has been presented accordingly.  Had the dividend on the preferred stock for the period from May 15, 2009 through June 30, 2009 been deducted from income available to common shareholders, income available to common shareholders would have been reduced by $32,019 and totaled $(157,996) and $(127,333) for the three and six months ended June 30, 2009 rather than the amounts reported in our report on Form 10-Q of $(125,977) and $(95,314).  Basic and diluted earnings per share would have been $(0.27) and $(0.22) for the three and six months ended June 30, 2009 rather than the reported amounts of $(0.22) and $(0.16).

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes:  The provision for income tax for the first nine months of 2009 was a benefit of $65,428 on pre-tax loss of $8,431 as compared to an expense of $162,318 on pre-tax income of $648,544 for the same period a year ago.  The tax benefit is due to the Company’s pre-tax net loss and to tax exempt income.  The Company has net taxable income in prior years to which a net tax operating loss would be eligible to be carried back.  The Company and its subsidiaries file consolidated income tax returns.

Reclassifications: For comparative purposes, certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.

Adoption of New Accounting Standards:  On June 30, 2009 the FASB released FASB Statement No. 168, “The FASB Accounting Standards Codification™ (ASC) and the Hierarchy of Generally Accepted Accounting Principles”, that created Codification Topic 105, Generally Accepted Accounting Principles, and established that the Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standard documents are superseded. All other accounting literature not included in the Codification will be considered nonauthoritative.

In December 2007, the Financial Accounting Standards Board (FASB) issued ASC Topic 805, formerly known as Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations”, with the objective to improve the comparability of information that a company provides in its financial statements related to a business combination.  ASC Topic 805 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination or a gain from a bargain purchase and what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  ASC Topic 805 was effective for fiscal years beginning on or after December 15, 2008.  The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued ASC Topic 810, formerly known as SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements,” which amends Accounting Research Bulletin No. 51.  A noncontrolling interest, also known as a “minority interest,” is the portion of equity in a subsidiary not attributable to a parent.  The objective of this statement is to improve upon the consistency of financial information that a company provides in its consolidated financial statements.  ASC Topic 810 was effective for fiscal years beginning on or after December 15, 2008.  Adoption of ASC Topic 810 did not have a significant impact on the Company’s results of operations or financial position.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2008, the FASB issued ASC Topic 815, formerly known as SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment to SFAS No. 133. ASC Topic 815 requires enhanced disclosures about an entity’s derivative instruments and hedging activities and therefore should improve the transparency of financial reporting. ASC Topic 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In May 2009, FASB issued ASC Topic 855, formerly known as SFAS No. 165 “Subsequent Events,” with the objective to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date.  ASC Topic 855 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009.  The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

On April 9, 2009, the FASB issued ASC Topic 820, formerly known as FASB Staff Position (FSP) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  ASC Topic 820 provides additional guidance for estimating fair value in accordance with SFAS No.157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. ASC Topic 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, the FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  ASC Topic 820 amends SFAS No. 157 to require certain additional disclosures in interim and annual periods to discuss the inputs and valuation technique(s) used to measure fair value.  ASC Topic 820 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of ASC Topic 820 did not have a material effect on the Company’s results of operations or financial position other than additional disclosures in the Company’s quarterly financial statements.

On April 9, 2009, the FASB issued ASC Topic 825, formerly known as FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” ASC Topic 825 amends SFAS No.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC Topic 825 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  ASC Topic 825 is effective for interim reporting periods ending after June 15, 2009.  The adoption ASC Topic 825 did not have a material effect on the Company’s results of operations or financial position.

On April 9, 2009, the FASB issued ASC Topic 320, formerly known as FSP 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” ASC Topic 825 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC Topic 825 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. ASC Topic 825 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC Topic 825 did not have a material effect on the Company’s results of operations or financial position.

Recently Issued but not yet effective Accounting Pronouncements:  In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of SFAS No. 140”.  The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  SFAS No. 166 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Management is evaluating the impact of this accounting standard.

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
September 30, 2009

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2009
U.S. Government-sponsored entities	$500,000	$4,810	$-	$504,810
Mortgage-backed	5,395,356	265,565	(1,431)	5,659,490
Municipal	4,616,009	220,659	-	4,836,668
	$10,511,365	$491,034	$(1,431)	$11,000,968

December 31, 2008
U.S. Government-sponsored entities	$500,000	$16,032	$-	$516,032
Mortgage-backed	5,188,992	191,220	(1,884)	5,378,328
Municipal	4,261,872	75,183	(17,093)	4,319,962
	$9,950,864	$282,435	$(18,977)	$10,214,322

The fair values of debt securities at September 30, 2009 by contractual maturity were as follows.  Mortgage backed securities which are not due at a single maturity date are shown separately.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Due in less than one year	$-
Due from one to five years	507,526
Due from five to ten years	3,177,314
Beyond ten years	1,656,638
Mortgage-backed	5,659,490
$11,000,968

At September 30, 2009, four mortgage-backed securities with a combined fair value of $123,924 and gross unrealized losses totaling $1,431 had been in a continuous unrealized loss position for over twelve months.  At December 31, 2008, one municipal security with a value of $208,969 and an unrealized loss of $15,114 had been in a continuous unrealized loss position for less than twelve months and two municipal securities with a combined fair value of $629,768 and four mortgage-backed securities with a combined fair value of $96,270 with gross unrealized losses totaling $1,979 and $1,884, respectively, had been in a continuous unrealized loss position for over twelve months.  Unrealized losses on these securities have not been recognized in income because the issuers’ securities are of high credit quality and management has the intent and ability to hold for the foreseeable future or until recovery.  The fair value is expected to recover as the securities approach maturity.  In addition, timely repayment of principal and interest on mortgage-backed securities is guaranteed by the U. S. government sponsored enterprise issuer.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 3 – LOANS

The loan portfolio at September 30, 2009 and December 31, 2008 was as follows:

	September 30,	December 31,
	2009	2008
Commercial real estate	$94,761,927	$83,252,004
Commercial business	43,679,283	40,538,308
Commercial construction	5,350,188	3,917,279
Home equity lines of credit (HELOC)	10,610,557	7,734,516
Residential mortgage and construction	1,018,372	1,277,501
Consumer installment	2,816,840	3,298,283
Purchased auto loans	2,824,213	3,577,953
Other	19,078	29,587
	$161,080,458	$143,625,431

Activity in the Allowance for Loan Losses for the three and nine month periods ended September 30, 2009 and 2008 was as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Beginning balance	$2,088,569	$1,419,639	$1,743,470	$1,605,766
Loans charged off	(27,602)	(38,947)	(167,932)	(367,580)
Recoveries	2,592	265	6,021	2,471
Provision for loan losses	186,700	258,500	668,700	398,800
	$2,250,259	$1,639,457	$2,250,259	$1,639,457

At September 30, 2009 and December 31, 2008, loans totaling $3,019,927 and $1,657,328 were in nonaccrual status.  There were no loans more than 90 days past due and still accruing at September 30, 2009 or December 31, 2008.

Loans individually considered impaired were as follows:

	September 30,	December 31,
	2009	2008
With no allocated allowance for loan losses	$522,752	$1,108,795
With an allocated allowance for loan losses	2,383,108	393,835
	$2,905,860	$1,502,630

Allowance for loan losses allocated	$349,000	$69,766

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 4 - DEPOSITS

At September 30, 2009 and December 31, 2008, the Bank had approximately $13,618,000 and $14,562,000, respectively, in national market certificates of deposit, primarily in amounts that qualify for FDIC insurance coverage.

NOTE 5—FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Federal Home Loan Bank (FHLB) advances were $3,400,000 and $6,500,000 at September 30, 2009 and December 31, 2008, respectively.  The advances are collateralized by approximately $5,100,000 of loans secured by real estate and $454,000 of FHLB stock under a blanket lien agreement.  As of September 30, 2009, the Company’s available borrowing capacity with the FHLB was $12,778,000.

The Company has a line of credit agreement with another financial institution to obtain funding to provide capital and liquidity to the Bank as needed.  This credit line was $5,000,000 at September 30, 2009, with up to $2,000,000 for the purpose of providing additional capital to the Bank as needed, and up to $3,000,000 for liquidity purposes.  The interest rate on the line is variable, at 75 basis points (bp) below the prime rate or LIBOR plus 1.75%, at the Company’s option at the time the line is drawn, however the interest rate shall not be less than 4.20%.  The line is secured by 100% of the stock of the Bank.  In July 2009, the line was renewed and modified, with a maturity of July 1, 2011.  There was no balance drawn on the line at September 30, 2009; at December 31, 2008 the balance on the line of credit was $500,000.

The Company has the ability to borrow under various other credit facilities that totaled $3,955,000 at September 30, 2009.  Of this amount, $1,000,000 is available for short-term borrowing under an unsecured federal funds line through a correspondent bank at overnight borrowing rates and $2,955,000 is available on a line from a correspondent bank secured by the Company’s unpledged securities.

NOTE 6 – STOCK COMPENSATION PLAN

The following is the stock option activity for the period indicated:

	Nine Months Ended September 30, 2009
	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	106,136	$18.70
Forfeited	(1,749)	23.61
Exercised	-	-
Granted	-	-
Options outstanding, end of period	104,387	$18.62
Options exercisable, end of period	103,262	$18.54

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 6 – STOCK COMPENSATION PLAN (continued)

Intrinsic value is defined as the excess of the price of the Company’s stock over the exercise price of the option.  The market price of the Company’s stock was less than the exercise price of the options outstanding at September 30, 2009; therefore there was no intrinsic value of the options outstanding and exercisable at quarter-end.

NOTE 7 – FAIR VALUE

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

The Company used the following methods and significant assumptions to estimate fair value:

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

Other real estate owned:  Other real estate owned is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer.  The carrying value of other real estate owned  is  not measured  to  fair value on  a  recurring basis,  but is  subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 7 – FAIR VALUE (continued)

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level One)	(Level Two)	(Level Three)
September 30, 2009
Assets measured at fair value on a recurring basis:
Investment securities available for sale
U.S. Government-sponsored entities	$-	$504,810	$-
Mortgage-backed	-	5,659,490	-
Municipal	-	4,836,668	-

Assets measured at fair value on a nonrecurring basis:
Impaired loans	-	-	2,034,108

December 31, 2008
Assets measured at fair value on a recurring basis:
Investment securities available for sale
U.S. Government-sponsored entities	$-	$516,032	$-
Mortgage-backed	-	5,378,328	-
Municipal	-	4,319,962	-

Assets measured at fair value on a nonrecurring basis:
Impaired loans	-	-	324,069

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had principal balances of $2,383,108 and $393,835 and valuation allowances of $349,000 and $69,766 at September 30, 2009 and December 31, 2008, respectively.  The Company recorded an additional provision for loan losses on impaired loans of approximately $319,000 for the first nine months of 2009.  There were no liabilities measured at fair value at September 30, 2009 or December 31, 2008.

NOTE 8 – PARTICIPATION IN THE TREASURY CAPITAL PURCHASE PROGRAM

On May 15, 2009, the Company completed the sale to the United States Department of the Treasury (U.S. Treasury) of $4.7 million of newly-issued non-voting preferred shares as a part of the U.S. Treasury’s Capital Purchase Program (CPP) enacted as part of the Troubled Assets Relief Program (TARP) under the Emergency Economic Stabilization Act of 2008 (EESA).  To finalize the Company’s participation in the CPP, the Company and the U.S. Treasury entered into a Letter

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 8 – PARTICIPATION IN THE TREASURY CAPITAL PURCHASE PROGRAM
(continued)

Agreement, dated May 15, 2009, including the related Securities Purchase Agreement – Standard Terms attached thereto (together these agreements shall be referred to as the UST Agreement).  Pursuant to the UST Agreement, the Company issued and sold to the U.S. Treasury (1) 4,700 of the Company’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (Series A Preferred Shares), and (2) a warrant to purchase 235 of the Company’s Fixed Rate Cumulative Perpetual Preferred Shares, Series B, each without par value and having a liquidation preference of $1,000 per share (Series B Preferred Shares) for $0.01 per share which the U.S. Treasury exercised immediately, for an aggregate purchase price of $4.7 million.  Of the proceeds from the sale of the Preferred Stock to the U.S. Treasury under the CPP, $2.0 million was downstreamed to the Bank as Subordinated Debt on September 30, 2009 and qualifies as Tier 2 capital for regulatory purposes.

The Company has an additional $2.2 million that is eligible to qualify as Tier 1 capital for regulatory purposes if it is downstreamed to the Bank as additional paid in capital or as Tier 2 capital for regulatory purposes if it is downstreamed as subordinated debt in the future.  The issuance and sale to the U.S. Treasury of the Series A and Series B Preferred Shares was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Under standardized CPP terms, cumulative dividends on the Series A Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum from May 15, 2009 to May 14, 2014 and at a rate of 9% per annum after May 14, 2014, but will be paid only if, as and when declared by the Company’s Board of Directors.  Under standardized CPP terms, cumulative dividends on the Series B Preferred Shares will accrue on the liquidation preference at a rate of 9% per annum from May 15, 2009, but will be paid only if, as and when declared by the Company’s Board of Directors.  Both the Series A and Series B Preferred Shares have no maturity and rank senior to the Company’s common shares with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution or winding up of the Company.

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
September 30, 2009

NOTE 9 – FEDERAL DEPOSIT INSURANCE

During 2008, there were higher levels of bank failures which dramatically increased resolution costs of the Federal Deposit Insurance Corporation (FDIC) and depleted the deposit insurance fund (DIF).
In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC voted to increase assessment rates of insured institutions uniformly with riskier institutions required to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.  The Bank’s FDIC premiums increased to nearly 16 bp of quarterly average domestic deposits in 2009, up from approximately 6 bp in the first nine months of 2008.

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

On February 27, 2009, the FDIC embarked on a restoration plan and imposed a special assessment of 20 additional bp on insured institution domestic deposits on September 30, 2009, to be collected on September 30, 2009.  On May 22, 2009, the FDIC reduced the special assessment to 5 bp of adjusted total assets at June 30, 2009, to be collected on September 30, 2009. The Company paid $89,000 related to the special assessment.

The FDIC’s losses have continued to grow resulting in the FDIC requiring additional immediate funding. On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution's risk-based deposit insurance assessment for the third quarter of 2009.  The Bank estimates its payment to be approximately $1 million which will be amortized against earnings over three years ending December 31, 2012.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values of financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$10,451,852	$10,452,000	$21,302,463	$21,302,000
Interest-bearing deposits in other banks	2,000,000	2,000,000	-	-
Securities available for sale	11,000,968	11,001,000	10,214,322	10,214,000
Loans, net of allowance	158,830,199	158,515,000	141,881,961	141,702,000
Accrued interest receivable	511,694	512,000	490,783	491,000

Demand and savings deposits	(93,509,828)	(93,511,000)	(90,783,194)	(90,783,000)
Time deposits	(71,351,805)	(71,371,000)	(65,934,662)	(66,530,000)
Federal Home Loan Bank advances	(3,400,000)	(3,403,000)	(6,500,000)	(6,632,000)
Other borrowings	-	-	(500,000)	(500,000)
Accrued interest payable	(195,107)	(195,000)	(156,683)	(157,000)

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

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2009

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at September 30, 2009, to that of December 31, 2008, and the results of operations for the nine and three month periods ended September 30, 2009 and 2008.  You should read this discussion in conjunction with the interim financial statements and footnotes included herein.

The Company’s objective is to build long-term shareholder value and management believes that the Company has and will continue to achieve growth in shareholder value as demonstrated by the general trend of increases in the Company’s common equity per share throughout the Company’s history.  During a period characterized by losses and declining values in the banking industry, the Company’s common equity per share increased in the first nine months of 2009 to $25.35 at September 30, 2009 from $25.22 at December 31, 2008.  Common equity per share was $24.05 at December 31, 2007.

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

FINANCIAL CONDITION

Assets

Total assets as of September 30, 2009 increased 5.4% to $188,834,000, compared with $179,112,000 at December 31, 2008.

Loans increased $17,455,000 or 12.2%, to $161,080,000 at September 30, 2009, compared with $143,625,000 at December 31, 2008.

As of September 30, 2009, there were approximately $505,000 of securities of U.S. government-sponsored enterprises, $5,659,000 of mortgage-backed securities and $4,837,000 of tax-exempt municipal bonds in the available-for-sale securities portfolio.  These totals include the effect of unrealized gains of $490,000 in the available-for-sale securities portfolio as of September 30, 2009.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2009

FINANCIAL CONDITION (continued)

Maturities of securities of U.S. government-sponsored enterprises generally are of a short-term nature, between three to five years, and municipal bonds generally have maturities of a longer-term, not to exceed fifteen years.

Most of the net loan growth in the first nine months of 2009 was in the commercial loan sector.  This growth was mainly attributable to commercial real estate loans, which increased approximately $11.5 million and to a lesser extent to other commercial business and commercial construction loans, which increased in total $4.6 million during the first nine months of 2009.

As of September 30, 2009, commercial loans totaled $143,791,000, or 89.3% of total loans.  Home equity lines and residential real estate loans totaled $11,629,000, or 7.2% of total loans and consumer and other loans totaled $5,660,000, or 3.5% of total loans.

The Company’s loan-to-deposit ratio increased to 97.7% at September 30, 2009, compared to 91.6% at December 31, 2008.  The increase in loans was responsible for the increase in the Company’s loan-to-assets ratio to 84.1% at September 30, 2009 from 79.2% at December 31, 2008.  Management anticipates that the loan-to-deposit ratio for the remainder of 2009 will remain over 90% and the loan-to-assets ratio will be approximately 80% to 85%.

Of the total loans at September 30, 2009, approximately $115,050,000 or 71.4% are at a variable rate of interest, and $46,030,000 or 28.6% are fixed rate.    Including scheduled principal repayments, approximately $91,543,000, or 56.8%, of loans mature or are scheduled to reprice within twelve months and $65,960,000 or 41.0% mature or are scheduled to reprice within one to five years.

At September 30, 2009, the Company had two properties in other real estate owned consisting of one property carried at $411,334 acquired in September 2009 and one property carried at $290,000 acquired in 2007.  The carrying amounts represent the fair market value of the properties reduced by management’s estimate of anticipated costs to market and sell the properties.  The property acquired in 2007 is currently leased to a third party with an option to purchase the property throughout the thirty-six month lease term expiring in February, 2012.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2009

FINANCIAL CONDITION (continued)

Liabilities

Deposits were $164,862,000 at September 30, 2009, an increase of 5.2% from $156,718,000 at December 31, 2008.  Deposits at September 30, 2009 and December 31, 2008 consisted of:

	September 30,	December 31,
	2009	2008
Noninterest-bearing demand	$18,685,671	$16,942,194
Interest-bearing demand	8,669,138	6,958,911
Savings	38,755,168	41,734,003
Money market	27,399,851	25,148,086
Time under $100,000	37,292,328	35,433,397
Time $100,000 or more	34,059,477	30,501,265
	$164,861,633	$156,717,856

Included in the time deposits total at September 30, 2009 and December 31, 2008 were $13,618,000 and $14,562,000, respectively, of national market CDs, primarily from other banks and credit unions, in amounts that qualify for FDIC insurance, with original terms ranging from six months to five years, and rates ranging from 0.65% to 5.00%.  As of September 30, 2009, the weighted average interest rate paid on these CDs was 3.57% and the weighted average remaining maturity was 11.7 months.  Although management believes these CDs were obtained at market rates at the time they were originated, they may be more vulnerable to price sensitivity than local deposits.

The Bank participates in the Certificate of Deposit Account Registry Service® (CDARS) program which enables customers to retain their account relationship with the Bank and still enjoy the security of FDIC insurance on deposits exceeding the applicable insurance limit.  At September 30, 2009 and December 31, 2008, the Bank’s time deposits included CDARS deposits of $18,200,000 and $10,420,978, respectively, with original terms ranging from six months to five years, and rates ranging from 0.20% to 4.50%. As of September 30, 2009, the weighted average interest rate paid on these CDs was 2.05% and the weighted average remaining maturity was 8.3 months.

The Brecksville office, which opened in October 2004, continues to meet management’s expectations in terms of deposit growth.  At September 30, 2009, that location’s total deposits were $42,881,000, representing a year-to-date increase of $1.8 million.  The majority of these deposits (57.4%) were in Market Rate Savings Accounts.

Federal Home Loan Bank (FHLB) advances decreased to $3.4 million at September 30, 2009 from $6.5 million at year-end 2008.  FHLB advances totaling $3.1 million matured and were repaid in March 2009.  FHLB advances are collateralized by loans secured by real estate under a blanket lien agreement.  At September 30, 2009 the Company’s available borrowing capacity with the FHLB was $13.0 million.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2009

FINANCIAL CONDITION (continued)

Please refer to Note 5 and the discussion in this report, under the caption “Liquidity and Capital Resources,” for more information about the Company’s additional sources of funding.

Shareholders’ Equity

Total shareholders’ equity increased $4,791,000 to $19,502,000 at September 30, 2009, from $14,711,000 at December 31, 2008.  This increase was primarily a result of net proceeds from preferred stock issued to the U.S. Treasury under the CPP of $4,662,000, an increase in the unrealized gain on available-for-sale securities of $149,000, net income of $57,000 and the issuance of $18,000 of common stock under the Employee Stock Purchase Plan partially offset by dividends on preferred stock of $96,000.

On May 15, 2009, the Company issued and sold to the U.S. Treasury 4,700 of the Company’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A and a warrant to purchase the Company’s Fixed Rate Cumulative Perpetual Preferred Shares, Series B for an aggregate purchase price of $4.7 million.  The Company capitalized costs of $38,000 related to the issuance of the Series A and Series B Preferred Shares. Please refer to Note 8 for more information related to the terms of the Series A and Series B Preferred Shares.

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Overview

Net income for the first nine months of 2009 was $57,000 down $429,000 from the $486,000 net income in the same period in 2008 primarily due to a $131,000 reduction in net interest income, a $270,000 increase in the provision for loan losses and a $206,000 increase in FDIC premiums.  Net loss available to common shareholders for the first nine months of 2009 was $60,000, or $0.10 loss per basic and diluted share after dividends of $96,000 and the amortization of premiums on preferred stock of $21,000 in the first three quarters of 2009.  Net income available to common shareholders was $486,000 or $0.84 per basic share and $0.82 per diluted share for the first nine months of 2008.

Net Interest Income

Net interest income decreased for the first nine months of 2009 from the comparable period of 2008 as declining market interest rates resulted in lower income on earning assets that was only partially offset by lower costs of interest-bearing liabilities.  Net interest income before the provision for loan losses in the first nine months of 2009 was $4,294,000, a decrease of $131,000, or 3.0%, from the $4,425,000 earned in the same period of 2008.  Net interest margin was 3.20% for the nine months ended September 30, 2009, representing a decrease of 64 bp from the 3.84% for the like period in 2008.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2009

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (continued)

The following table illustrates the average balances and annualized interest rates for the nine month periods ended September 30, 2009 and 2008:

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans (1)	$152,649	$6,038	5.29%	$133,252	$6,660	6.68%
Securities:
Taxable	5,933	212	4.96%	6,609	251	5.10%
Tax exempt	4,529	183	5.59%	4,558	186	5.52%
Restricted stock	768	29	5.03%	628	25	5.35%
Federal funds sold and other short-term funds	17,722	47	0.36%	10,971	241	2.94%
Total interest-earning assets	181,601	6,509	4.77%	156,018	7,363	6.31%
Noninterest-earning assets	7,654			5,628
Total assets	$189,255			$161,646

Interest-bearing liabilities:
Transaction accounts	$8,045	36	0.59%	$6,963	52	1.00%
Market rate savings accounts	68,660	477	0.93%	78,302	1,555	2.65%
Time deposits	70,092	1,526	2.91%	39,671	1,130	3.81%
Borrowings	4,464	121	3.62%	5,717	145	3.39%
Total interest-bearing liabilities	151,261	2,160	1.91%	130,653	2,882	2.95%
Noninterest-bearing liabilities	20,888			16,101
Shareholders' equity	17,106			14,892
Total liabilities and shareholders' equity	$189,255			$161,646

Net interest income		4,349			4,481
Tax equivalent adjustment		(55)			(56)
Net interest income per financial statements		$4,294			$4,425

Net interest margin (Net yield on average interest-earning assets)			3.20%			3.84%

(1) Average balance includes loans on nonaccrual status.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2009

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (continued)

The following table sets forth on a fully taxable-equivalent basis the effect of volume and rate changes on interest income and expense for the periods indicated.  For purposes of these tables, changes in interest due to volume and rate were determined as follows:

Volume Variance is a change in volume multiplied by the previous year's rate.  Rate Variance is a change in rate multiplied by the previous year's volume.  Rate/Volume Variance is a change in volume multiplied by the change in rate.  This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

	Summary of Changes in
	Net Interest Income for the
	Nine Months Ended
	September 30, 2009 vs. 2008
	Increase (Decrease) Due to
($ in thousands)	Volume	Rate	Net
Interest income:
Loans	$866	$(1,488)	$(622)
Securities:
Taxable	(32)	(7)	(39)
Tax exempt	(5)	2	(3)
Restricted stock	5	(1)	4
Federal funds sold and other short-term funds	53	(247)	(194)
Total interest-earning assets	887	(1,741)	(854)

Interest expense:
Transaction accounts	(7)	23	16
Market rate savings accounts	172	906	1,078
Time deposits	(702)	306	(396)
Federal Home Loan Bank advances and other borrowings	32	(8)	24
Total interest-bearing liabilities	(505)	1,227	722

Change in net interest income	$382	$(514)	$(132)

Interest Income

Tax equivalent interest income decreased $854,000 or 11.6% when comparing the nine months ended September 30, 2009 with the same period of 2008.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2009

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (continued)

Interest and fee income on loans for the first nine months of 2009 was $6,038,000, down $622,000 or 9.3% from $6,660,000 for the first nine months of 2008 primarily due to the negative effect of declining interest rates partially offset by the positive effect of increasing loan volume.  Tax equivalent interest and dividend income from securities and short-term funds decreased 33.0% to $471,000 through the first nine months of 2009, from $703,000 in the same period in 2008 primarily due to lower rates earned on Federal funds sold and other short-term funds.

Interest Expense

Interest expense decreased 25.1% when comparing the nine months ended September 30, 2009 with the same period of 2008. Total interest expense was $2,160,000 for the first nine months of 2009, compared to $2,882,000 in the same period of 2008. Interest on deposits decreased 25.5%, to $2,039,000 in the first nine months of 2009, from $2,737,000 in the same period of 2008. The decrease in deposit interest expense was primarily due to lower rates paid on interest-bearing deposits, mainly Market Rate Savings accounts, partially offset by increasing volume in CDs.

Net Interest Margin

Net interest margin decreased 64 bp to 3.20% in the first nine months of 2009 from 3.84% in the like period of 2008 primarily due to the decrease in interest rates earned on loans partially offset by the decrease in interest rates paid on deposits.

The yield on earning assets decreased 154 bp to 4.77% for the first nine months of 2009 compared to 6.31% in the same period of 2008. This decrease reflects overall market interest rate decreases initiated by the Federal Reserve Board through December 2008.  In the first nine months of 2009, the yield on loans was 5.29%, down 139 bp from 6.68% in the first nine months of 2008.

In the first nine months of 2009, the cost of interest-bearing deposits was 1.86%, down 107 bp from 2.93% in the like period in 2008.  This decrease also reflects overall market interest rate decreases.  The overall cost of interest-bearing funds (deposits and borrowings) was 1.91% in the first nine months of 2009, compared with 2.95% in the same period of 2008.

Provision for Loan Losses

The allowance for loan losses is maintained at a level considered by management to be adequate to cover probable incurred credit losses in the loan portfolio.  Management’s determination of the appropriate provision for loan losses and the adequacy of the allowance for loan losses is based on the Company’s historical losses adjusted for environmental factors which management believes are representative of the probable expected loss experience of the Company.  Other factors considered by management include the composition of the loan portfolio, economic conditions, the credit-

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2009

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (continued)

worthiness of the Company’s borrowers and other related factors.  The provision for loan losses was $669,000 in the first nine months of 2009 and $399,000 for the like period in 2008, representing an increase of $270,000 or 67.7%.

In the first nine months of 2009, eight loans totaling $168,000 were charged off and $6,000 was recovered on loans previously charged off.  In the like period in 2008, six loans totaling $368,000 were charged off and $2,000 was recovered on loans previously charged off.   At September 30, 2009 and December 31, 2008, the ratio of the allowance for loan losses to total loans was 1.40% and 1.21%, respectively.  Management allocated approximately 95.6% of the allowance at September 30, 2009 to commercial loans, 3.4% to residential mortgage and home equity loans and 1.0% to consumer loans.  At September 30, 2009, $349,000 or 15.5% of the allowance for loan losses was allocated to impaired loan balances individually.  At December 31, 2008, $70,000 or 4.00% of the allowance for loan losses was allocated to impaired loan balances individually.  At September 30, 2009, nineteen loans to ten borrowers totaling $3,019,000 were in nonaccrual status, compared to ten loans totaling $1,657,000 at year-end 2008.  There were no other loans more than 90 days delinquent as of September 30, 2009 or December 31, 2008.  Management believes the allowance for loan losses at September 30, 2009 is adequate to absorb probable incurred losses in the loan portfolio.

Noninterest Income

Total noninterest income for the first nine months of 2009 was $361,000, an increase of 25.8% from $287,000 for the same period in 2008 primarily due to an increase in gains on sales of loans of $18,000 in 2009 and increases in service charges on deposit accounts of $17,000, cash surrender value of life insurance contracts of $13,000 and rental income of $21,000.

The increase in cash surrender value of life insurance is due to an increase in the average balance of life insurance contracts outstanding in 2009 as compared to 2008.  The increase in gains on loan sales is due to the sale of six mortgage loans totaling $1.1 million for a total gain of $19,000 in the first nine months of 2009 while in the like period in 2008 one loan for $97,000 was sold with a gain of $1,000.  Service charges on deposit accounts increased to $150,000 in the first nine months of 2009, from $133,000 for the same period of 2008, an increase of 12.9%. The largest components of service charges on deposit accounts are checking account service charges and non-sufficient fund fees which increased to $130,000 as of September 30, 2009, from $115,000 for the comparable period of 2008.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2009

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (continued)

Noninterest Expenses

Noninterest expenses were $3,994,000 for the first nine months of 2009, an increase of $330,000, or 9.0% over the $3,664,000 for the same period of 2008.  This increase is mainly attributable to an increase in FDIC insurance of $206,000. Regular FDIC insurance premiums were raised throughout the banking industry as the FDIC struggled with increasing problem and failed financial institutions and other negative economic issues.  In addition, the FDIC charged all banks a special assessment of 5 bp of adjusted total assets as of June 30, 2009.  The special assessment resulted in an $89,000 charge to the company’s earnings in 2009.   Other, smaller increases in expenses related to growth included salaries and benefits of $166,000 and franchise tax of $29,000.  These increases were partially offset by decreases in community relations and contributions of $16,000, occupancy of $15,000 and other expenses of $26,000.

Total other noninterest expense for the first nine months of 2009 and 2008 consisted of the following:

	Nine months ended
	September 30,
	2009	2008
Supplies	$60,000	$54,000
Loan expenses	37,000	24,000
Travel and entertainment	32,000	32,000
Insurance	26,000	25,000
CDARS fees	18,000	3,000
Telephone	19,000	19,000
Dues and subscriptions	20,000	22,000
Other	34,000	14,000
Reversal of prior year interest income on a nonaccrual loan	-	78,000

	$246,000	$271,000

Total income tax expense (benefit) differs from amounts computed by applying the federal income tax rate of 34% of pre-tax income (loss) in all periods presented mainly as a result of the favorable tax treatment for municipal bond securities which are generally tax-exempt.  Also contributing to this difference is the favorable tax treatment of the Company’s investment in the single-premium cash surrender value life insurance policies.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2009

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

The Company’s net income for the third quarter of 2009 was $146,000 up $39,000, or 36.2%, from net income of $107,000 in the same period in 2008 primarily due to a $77,000 increase in net interest income, a $72,000 decrease in the provision for loan losses and a $28,000 increase in noninterest income partially offset by increases in compensation expense of $107,000 and in FDIC premiums of $44,000.  Net income available to common shareholders was $69,000 or $0.12 per basic and diluted share after dividends and the amortization of premiums on preferred stock of $78,000 in the third quarter of 2009.  Net income per common share was $0.18 per basic and diluted share for the third quarter of 2008.

Net Interest Income

Net interest income before the provision for loan losses in the third quarter of 2009 was $1,568,000, an increase of $77,000, or 5.2%, from the $1,491,000 for the same quarter of 2008.  The increase in net interest income is due to both the increase in loan volume and the impact of decreasing market interest rates which resulted in rates on deposits decreasing at a faster pace than rates on loans during the third quarter of 2009.  The average loan portfolio balance in the third quarter of 2009 was $151.6 million, an increase of $12.8 million over the $138.8 million in the third quarter of 2008.  Interest expense decreased $196,000 while interest income decreased only $119,000 in the third quarter of 2009 as compared to third quarter of 2008.

The yield on loans was 5.25% in the third quarter of 2009, down 97 bp from 6.22% for the same quarter of 2008.  The overall cost of interest-bearing funds (deposits and borrowings) was 1.76% for the third quarter of 2009, compared with 2.58% for the third quarter of 2008.  The cost of interest-bearing deposits was 1.71%, down 83 bp from 2.54% for the like quarter of 2008.  These combined to decrease net interest margin 39 bp to 3.39% in the 2009 quarter from 3.78% in the 2008 quarter.

Provision for Loan Losses

The provision for loan losses was $187,000 in the 2009 quarter, a decrease of $72,000 from the $259,000 provision in the 2008 quarter.  In the third quarter of 2009 the Bank recognized net charge offs totaling $25,000, recorded impairment allowances totaling $92,000 on two loans, and added approximately $70,000 for loan portfolio growth.

Noninterest Income

Total noninterest income for the third quarter of 2009 was $130,000, an increase of $28,000, or 27.6%, from $102,000 for the same period in 2008.  The increase was primarily due to increases in gains on loans sales of $10,000 and to rental income of $9,000 on the OREO property in the 2009 quarter as compared to the 2008 quarter.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2009

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 (continued)

Noninterest Expense

In the third quarter of 2009, total noninterest expense increased $118,000, or 9.9%, compared with the same quarter of 2008.  The increase in noninterest expense was primarily due to increases in salaries and benefits of $107,000, in FDIC insurance of $44,000 and in franchise tax of $10,000   partially offset by decreases in professional fees of $17,000 and other noninterest expenses of $17,000.  The increase in salaries is primarily due to lending growth and general increases.

Total other noninterest expense for the three months ended September 30, 2009 and September 30, 2008 consisted of the following:
	Three months ended
	September 30,
	2009	2008
Supplies	$21,000	$17,000
Loan expenses	16,000	8,000
Travel and entertainment	13,000	10,000
Insurance	10,000	12,000
CDARS fees	2,000	1,000
Telephone	6,000	6,000
Dues and subscriptions	8,000	8,000
Other	19,000	5,000
Reversal of prior year interest income on a nonaccrual loan	-	45,000
	$95,000	$112,000

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

Assets available to satisfy liquidity needs include cash and due from banks, Federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities.  These assets are commonly referred to as liquid assets.  Liquid assets were approximately $23.5 million at September 30, 2009, compared to $31.5 million at December 31, 2008.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2009

LIQUIDITY AND CAPITAL RESOURCES (continued)

During periods characterized by loan demand outpacing local deposit growth, the Company may use sources of funds in addition to retail deposits which include national market CDs and FHLB advances.  If additional liquidity is needed in the future, there are several available sources, including purchasing Federal funds, obtaining additional FHLB advances, acquiring additional national market CDs, CDARS one-way buys or brokered deposits, and selling loans.  The Company also can borrow under various lines of credit.  At September 30, 2009, these credit facilities aggregated approximately $19.7 million for general liquidity purposes and $2.0 million for providing additional capital to the Bank.

As discussed previously, total shareholders’ equity increased $4,791,000, to $19,502,000 at September 30, 2009 from $14,711,000 at December 31, 2008.  The increase was primarily a result of the following:

Net proceeds for preferred stock issued to the U.S. Treasury	$4,662,000
Increase in unrealized gains on available-for-sale securities, net of tax	149,000
Net income	57,000
Issuance of 1,127 shares of common stock under the Employee Stock Purchase Plan	18,000
Stock based compensation for stock options recognized over their vesting period	1,000
Dividends on preferred stock	(96,000)
$4,791,000

At September 30, 2009 and December 31, 2008, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

	Western Reserve Bank		Minimum to be considered	Minimum required for capital
	September 30, 2009	December 31, 2008	well- capitalized	Adequacy purposes
Tier 1 “core” capital to risk-weighted assets	9.0%	9.9%	6.0%	4.0%
Total capital to risk-weighted assets	11.4%	11.0%	10.0%	8.0%
Tier 1 leverage ratio	7.8%	8.5%	5.0%	4.0%

The Company has $2.2 million in cash available to be downstreamed to the Bank as paid in capital to continue to exceed the well-capitalized benchmark.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2009

LIQUIDITY AND CAPITAL RESOURCES (continued)

The Company’s continued growth has required management and the Board to consider capital strategies to support that growth.  Traditional capital sources include issuing common or preferred stock, trust preferred securities, or other capital instruments, but the market for these remains diminished in the current economy.

The Company has a $2.0 million line of credit for capital purposes through TCF National Bank NA, an unaffiliated financial institution.  By borrowing against the line of credit and then investing the funds in the Bank as capital, the Company is able to help the Bank manage its capital ratios.  The Company had no balance outstanding on this line of credit at September 30, 2009 and $500,000 was outstanding at December 31, 2008.

In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan.  A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date.  Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions.  There are 6,250 shares of authorized but unissued shares of stock allocated to the Plan.  Because the Plan has been registered with the SEC, there are no restrictions on the resale of the stock, other than those applicable to “affiliates” as defined in Rule 144 of the Securities and Exchange Commission.  As of September 30, 2009, a total of 4,788 shares of common stock are held by 28 participants through the Plan.

In October 2008, the United States Treasury (U.S. Treasury) introduced the Capital Purchase Program (CPP), which involves the U.S. Treasury providing capital to financial institutions by purchasing senior preferred stock in qualifying institutions of up to 3% of risk-weighted assets or $25 billion, whichever is lower.  The purpose of the program is to provide capital to help financial institutions fund loan growth and stimulate the economy.  The CPP is available to well-capitalized financial institutions with the approval of their primary regulator and the U.S. Treasury.  To realize the Company’s growth expectations and to take advantage of the opportunities in the lending market, the Company issued 4,700 shares of Senior Preferred Securities to the U.S. Treasury on May 15, 2009 under the CPP with net proceeds of $4,662,000.

The American Recovery and Reinvestment Act of 2009 (ARRA) was passed by United States Congress and signed by the President on February 17, 2009.  The ARRA includes a wide array of programs intended to stimulate the economy and provides for extensive infrastructure, energy, health and education needs.  The ARRA imposes certain new executive compensation and corporate expenditure limits on all recipients of funds under the CPP, including the Company.  The Company is permitted to repay any assistance previously provided under TARP, including the CPP, at any time provided the appropriate federal banking agency approves the repayment.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2009

LIQUIDITY AND CAPITAL RESOURCES (continued)

As part of its participation in the CPP, the Company agreed to various requirements and restrictions imposed on all participants in the CPP.  Among the terms of participation was a provision that the U.S. Treasury could change the terms of participation at any time.

As a recipient of government funding under the CPP, the Company must comply with the executive compensation and corporate governance standards imposed by the ARRA for so long as the U.S. Treasury holds the Series A and Series B Preferred Shares.  The standards imposed by the ARRA include the following:

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
•
the U.S. Treasury may retroactively review bonuses, retention awards and other compensation previously paid to Senior Executive Officers that the U.S. Treasury finds to be inconsistent with the purposes of TARP or otherwise contrary to the public interest;

•	the Company’s Board of Directors must establish a company-wide policy regarding excessive or luxury expenditures;
•	the Company’s proxy statements for annual shareholder meetings must permit a nonbinding “say on pay” shareholder vote on the compensation of executives;
•	compensation in excess of $500,000 for each Senior Executive Officer must not be deducted for federal income tax purposes; and
•	compliance with the executive compensation reporting and recordkeeping requirements established by the U.S. Treasury.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2009

INTEREST RATE RISK

Strategies to manage interest rate risk are utilized to mitigate the possible adverse impact to the Company’s results arising from changes in interest rates.

Management believes that market interest rates are currently at or very near their low and has initiated action to return to a more neutral position, rather than the current liability sensitive position by offering longer term deposits and increasing the emphasis on variable rate loans.  The Company expects to benefit from a lower cost of funds by extending the life its deposits during the current low point in the interest rate cycle as evidenced by the decrease in the average balance of immediate-term repricing Market Rate Savings Accounts to $68.7 million in the first nine months of 2009 from $78.3 million in the first nine months of 2008 and the corresponding increase in the average balance of fixed rate term CDs to $70.1 million in the first nine months of 2009 from $39.7 million in the like period in 2008.

At both September 30, 2009 and December 31, 2008, the Federal Reserve target rate was defined as a range between zero and 0.25%.  The Company had $104,052,000 of assets and $125,740,000 of liabilities maturing or repricing within one year at September 30, 2009, representing a negative interest rate gap of $21,688,000 (repricing interest earning assets were 82.8% of repricing interest bearing liabilities).  Although the Company maintains a liability-sensitive position, interest-earning assets have repriced downward faster than interest-bearing liabilities during the first nine months of 2009 because many loans reprice based on changes in the prime rate at the time that rate changes while deposit rates have been slower to adjust downward due to the competitive environment for deposits.

A significant portion of the Company’s liabilities are Market Rate Savings accounts which are generally priced in relation to a national money market index.  This index moves in relation to the Federal funds target rate; however, the interest rates offered by the Bank were higher than the rates calculated using the index primarily due to excessive rates offered by local competitors that were struggling to meet their liquidity requirements.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2009

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

WESTERN RESERVE BANCORP, INC.
CONTROLS AND PROCEDURES
September 30, 2009

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2009, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
September 30, 2009

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1a.	Risk Factors	Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information	None

Item 6 – Exhibits

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
September 30, 2009

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

4
Legend Placed on Certificates Representing Shares Issued pursuant to an exemption from registration under Section 3(a)(11) of the Securities Act and Rule 147 thereunder (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on September 28, 2008)
*

10.1	Employment Agreement of Edward J. McKeon Dated December 15, 2005. (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 19, 2005)	*

10.2
Lease Agreement by and between Michael Rose DBA Washington Properties and Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on September 30, 1999)
*

10.3
Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of August 21, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on August 26, 2008)
*

10.4
Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated September 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on September 28, 2003)
*

10.5
Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated September 18, 2001, as amended February 20, 2002 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on September 28, 2003)
*

10.6
Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May 5, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)
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
September 30, 2009

Exhibit No.	Description of Exhibits

10.9
Lease Agreement by and between Western Reserve of Brecksville, LLC and Western Reserve Bank (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on September 30, 2005)
*

10.10
First amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 30, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on May 16, 2005)
*

10.11
Second amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 30, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 15, 2005)
*

10.12
Western Reserve Bancorp, Inc. and Western Reserve Bank Incentive Compensation Plan, Amended and Restated as of May 1, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on May 7, 2008)
*

10.13
Third amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 20, 2006 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2006)
*

10.14
Fourth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated February 6, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)
*

10.15
Fifth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 21, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)
*

10.16
Sixth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 28, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2007)
*

10.17
Seventh Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 1, 2008 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2008)
*

10.18
Form of Amendment to the Western Reserve Bancorp, Inc. Stock Option Grant Agreement as of October 16, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on October 2, 2008)
*

10.19
Eighth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 1, 2009  (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on August 14, 2009)
*

11	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 1 of this Form 10-Q)	*

*   Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
September 30, 2009

Exhibit No.	Description of Exhibits

14	Western Reserve Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on September 30, 2004)	*

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

*   Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Quarter ended September 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.

Date: November 16, 2009	By:
/s/ Edward J. McKeon
Edward J. McKeon
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Cynthia A. Mahl
Cynthia A. Mahl
Executive Vice President/Chief Financial
Officer
(Principal Financial Officer)