Form 10-K
period 2009-12-31
WESTERN RESERVE BANCORP INC
filed 2010-03-23
CIK 1051473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-51264

Western Reserve Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-1566623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4015 Medina Road, Suite 100, Medina, Ohio	44256
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (330) 764-3131

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common stock, no par value, $1.00 stated value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as identified in Rule 405 of the Securities Act.
☐Yes ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐Yes ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  ☒Yes   ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “small reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No

As of June 30, 2009, the aggregate market value of the common stock held by non-affiliates of the Bancorp was $7,027,635 (which excludes 115,748 shares held by directors and executive officers).  As of that date, there were 584,257 shares of common stock issued and outstanding.

As of March 23, 2010, there were 584,727 shares of the Company’s common stock, without par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II:	Portions of Registrant’s 2009 Annual Report to Shareholders and Portions of Registrants Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2010.
Part III:	Portions of Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2010

PART I

Item 1.  Description of Business

General

Western Reserve Bancorp, Inc. (“the Company”), an Ohio corporation incorporated on February 25, 1997, is a bank holding company that owns all of the capital stock of the Western Reserve Bank, an Ohio state-chartered bank headquartered in Medina, Ohio (the "Bank").  From the date of the Company’s inception through October 1998, the Company and the Bank conducted no business other than matters incidental to their organization and opening for business.  On February 24, 1998, the Company commenced an initial public offering (the “Offering”) of up to 625,000 shares of its Common Stock pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission ("SEC") on February 12, 1998, as amended. The Offering was concluded on July 1, 1998.  A total of 400,334 shares of the Company’s common stock were sold, with proceeds, net of offering costs, of $6,368,499.  Approximately $5,800,000 of the proceeds was used to provide initial capitalization for the Bank.  The Bank commenced business on November 6, 1998.

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

On May 15, 2009 the Company became a participant in the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program (the “CPP”) and issued $4,700,000 in preferred stock to the U.S. Treasury.   Refer to the Company’s 2009 Annual Report to Shareholders Note 17 (which is incorporated herein by reference) for additional discussion about the CPP.

The Company and the Bank currently maintain their offices at 4015 Medina Road, Suite 100, Medina, Ohio 44256.  The Bank opened a second full-service office in October 2004 located at 8751 Brecksville Road, Brecksville, Ohio 44141 and a lending office in December 2009 located at 148 E. Liberty Street, Suite 210, Wooster, Ohio 44691.

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

Under applicable law, the Bank is permitted to make loans to individual borrowers in aggregate amounts of up to 15 percent of the sum of the Bank’s total capital and allowance for loan losses.  At December 31, 2009, the Bank’s legal lending limit was approximately $3,190,000.  The Board of Directors has established an "in-house” lending limit of $2,000,000, although, under certain circumstances, the Board Loan Committee can authorize, on a case-by-case basis, lending relationships in excess of this “in-house” limit.  The Board may from time to time raise or lower the “in-house” limit as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions.    The Company believes that the Bank’s legal lending limit is adequate to satisfy the credit needs of most of its clients.  For credit needs that exceed the Bank’s legal lending limit, the Bank has the ability to participate with other banks to meet the credit need.  In such instances, the Bank intends to be the lead bank in the loan arrangement.

The Bank’s market area is competitive.  There are at least thirteen commercial banks and savings institutions with nearly twenty-seven offices in the Bank’s primary service areas of Medina and Brecksville.  In recent years, several banks and savings institutions headquartered outside of Medina County acquired or opened new branches in the Medina area.  The rapid growth of the Bank in the eleven years since it opened has confirmed the founding shareholders’ belief that a local community bank that offered excellent customer service would be well-received in the Bank’s primary market areas.  The Bank’s competition, in addition to large regional banks, includes finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

Employees

At December 31, 2009, the Bank has 37 full-time-equivalent employees (34 full-time and 6 part-time).  None of its employees is covered by a collective bargaining agreement.  The Company considers its employee relations to be excellent.

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

SUPERVISION AND REGULATION

General

Financial institutions and their holding companies are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC"), the Ohio Division of Financial Institutions (the “Division”), the Internal Revenue Service (the “IRS”), the state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

Affiliate Transactions.  Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by holding companies and other non-bank subsidiaries from affiliated insured depository institutions, and also limit other transactions between holding companies and their non-bank subsidiaries and their affiliated insured depository institutions.  Section 23A of the Federal Reserve Act generally requires that an insured depository institution's loan to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution's transactions with its non-bank affiliates be on arms-length terms.

Control Acquisitions.  The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been notified and has not objected to the transaction.  Under the rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

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

The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s Chief Executive Officer and Chief Financial Officer are required which attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. Additionally, the Chief Executive Officer and Chief Financial Officer are required to certify that the Company has effective disclosure controls and procedures.  In accordance with Section 404 of the Sarbanes-Oxley Act, the Company implemented a program to monitor the Company’s internal control over financial reporting.  This includes the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls and testing of the operating effectiveness of key controls over financial reporting.  The Company’s independent registered public auditing firm will be required to issue an opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2010.  See Item 9A(T) of the Company’s annual report on Form 10-K for more information regarding management’s evaluation of the Company’s disclosure controls and procedures, and the Company’s internal control over financial reporting.

Also in response to the Sarbanes-Oxley Act, the Company adopted a series of policies and procedures to improve its corporate governance practices, including the adoption of charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee.  The charters for these three committees are designed to help the committees function more efficiently and with greater independence from the Board of Directors, which was one of the primary goals in the adoption of Sarbanes-Oxley.  The members of each of these three committees are currently and, under the terms of the respective charters, will continue to be "independent" pursuant to standards adopted by NASDAQ.  Further, the Board of Directors has determined that under the NASDAQ "independence" standards, a majority of the members of the Board of Directors is currently independent.  The Board of Directors also has adopted a Code of Business Conduct and Ethics (the "Code") which applies to all officers, directors and employees of the Company and the Bank.  The Code addresses topics such as compliance with laws and regulations, honest and ethical conduct, conflicts of interest, confidentiality and protection of Company assets, fair dealing and accurate and timely periodic reports, and also provides for enforcement mechanisms.  The administration of the Code has been delegated to the Nominating and Governance Committee of the Board of Directors.  Copies of the Company’s Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter and Code of Business Conduct and Ethics are available on the Company’s website at www.westernreservebank.com.

Troubled Asset Relief Program Capital Purchase Program (the “CPP”).  As a participant in the U.S. Treasury’s CPP, the Bank is subject to dividend and other provisions imposed by the Emergency Economic Stabilization Act of 2008 (the “EESA”) as amended by The American Recovery and Reinvestment Act of 2009 (the “ARRA”).  These restrictions include limitations on dividends to common shareholders, effectively eliminating the Company’s ability to declare such dividends during the time the Company is a participant in the CPP.  In addition, certain forms of compensation for executive officers, generally including the chief executive officer, chief financial officer and the next three highest compensated executive officers are limited or prohibited.  Refer to the Company’s 2009 Annual Report to Shareholders Note 17 and to the Company’s Proxy Statement under the caption “Recent Amendments to Compensation Plans and Arrangements Necessary to Comply with EESA” (both of which are incorporated herein by reference) for additional discussion about the CPP.

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

Deposit Insurance. Deposit accounts of the Bank are insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  The FDIC expanded the deposit account insurance to include all accounts up to $250,000 through December 31, 2013.  In addition, the Bank elected to participate in the FDIC’s Temporary Liquidity Guarantee Program which provides unlimited deposit insurance for non-interest bearing transaction accounts through June 30, 2010.  The Company is required to pay deposit insurance premium assessments to the FDIC.  The FDIC deposit reserve ratio declined significantly during 2008 and 2009 to levels below the 1.15% minimum ratio.  As a result of this decline and the potential for additional losses in 2009, the FDIC imposed a special assessment in 2009 and required banks to prepay three years of estimated deposit insurance premiums on December 31, 2009.
Effective March 31, 2006, the FDIC merged the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) to form the Deposit Insurance Fund (DIF).  The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (FICO) to impose and collect assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.  The annual FICO assessment rate as of the first quarter of 2010 is 1.06 basis points.

FDIC regulations assess deposit insurance premiums based on risk such that the FDIC closely ties each financial institution’s deposit insurance premiums to the risk it poses to the DIF.  Under the risk-based assessment system, the FDIC evaluates the risk of each financial institution based on its supervisory rating, its financial ratios and its long-term debt issuer rating.  For institutions deemed by the FDIC to pose the least amount of risk to the DIF, rates ranged between seven and twenty-four cents for every $100 of domestic deposits in 2009.  The assessment paid by the Company during the year ended December 31, 2009 was just over fifteen cents for every $100 of domestic deposits.  FDIC premiums for institutions in Risk Category I (such as Western Reserve Bank) are not expected to increase in 2010; however, in 2011 those premiums are expected to increase 20% to approximately eighteen cents for every $100 of domestic deposits.  In addition, the FDIC assessed a special one-time assessment of five basis points (bp) on the second quarter 2009 average net assets resulting in an expense of $89,000 in 2009.

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

As of December 31, 2009, the Bank was considered “well-capitalized” and exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 12.3%, a Tier 1 risk-based capital ratio of 8.7% and a leverage ratio of 7.7%.   The Bank issued $4,000,000 in subordinated debt to the holding company in 2009 that qualified as Tier 2 capital.

The Bank has grown rapidly in its eleven-year history, and continued rapid growth will require it to consider capital strategies to support that growth.  The Company has a $5,000,000 line of credit through an unaffiliated financial institution, with up to $2,000,000 for the purpose of providing additional capital to the Bank as needed, and up to $3,000,000 for liquidity purposes.  At December 31, 2009, $5,000,000 remained on the line of credit.  The Company is able to borrow against the line of credit and then invest the funds in the Bank as paid-in capital, thus enabling the Bank to manage its capital ratios.  The interest rate on the line is variable, at 0.75% below the prime rate or LIBOR plus 1.75%, which is at the Company’s option at the time the line is drawn.  The line has a floor rate of 4.20% regardless of the option the Company chooses at the time a draw is made.  The line is secured by 100% of the stock of the Bank.  There are certain covenants on the line relating to the Company’s and the Bank’s operating performance and capital status.  As of December 31, 2009 the Bank and the Company were in compliance with all but one of the covenants.  The Bank’s ratio of nonperforming loans to total assets was 1.86% at December 31, 2009, above the covenant of 1.50% or less.  The Company expects the covenant to be waived.  At December 31, 2008, the Company and the Bank were in compliance with all covenants.  The Company borrowed $3,000,000 against the liquidity line of credit for seven days during 2008.  At year-end 2008, the Company borrowed $500,000 on the capital line of credit, which was repaid in May 2009.  Other capital-raising strategies that the Company could consider in the future include issuing preferred stock, common stock or issuing subordinated debt at the Bank level.  However, there is currently very little market for these instruments.

Dividends.  Ohio law and FRB provisions prohibit the Bank, without the prior approval of both the Division and the FRB, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years.  As a practical matter, banks are discouraged from paying dividends in excess of current year net income.  The Bank will have approximately $823,000, plus its net income in 2010, available to be paid as dividends to the Company.  The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2009.

Branching Authority. Ohio chartered banks have the authority under Ohio law to establish branches anywhere in the State of Ohio, subject to receipt of all required regulatory approvals.  Additionally, in May 1997 Ohio adopted legislation “opting in” to the provisions of Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") which allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates.  The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is also allowed by the Riegle-Neal Act and authorized by Ohio law.

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

Anti-Money Laundering Provisions of the USA Patriot Act of 2001.  On October 26, 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was signed into law. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence community's ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (a) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; and (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

The information on contained in the Company’s 2009 Annual Report to Shareholders under the caption “Net Interest Income” of “Management’s Discussion and Analysis” is incorporated by reference.

II.	INVESTMENT PORTFOLIO

The estimated fair values of securities available for sale at December 31, 2009 and 2008 are as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Average Yield
2009
Mortgage-backed	5,264,140	215,372	—	4.83%
Municipal	4,755,085	141,682	(3,632)	5.52	%(1)
	$10,019,225	$357,054	$(3,632)	5.16%
2008
U.S. Government sponsored agencies	$516,032	$16,032	$—	5.25%
Mortgage-backed	5,378,328	191,220	(1,884)	5.07%
Municipal	4,319,962	75,183	(17,093)	5.60	%(1)
	$10,214,322	$282,435	$(18,977)	5.31%

Maturities of Investment Securities
	Due in one to five years			Due in five to ten years			Greater than ten years
	Amount	Weighted Average Yields		Amount	Weighted Average Yields		Amount	Weighted Average Yields
Mortgage-backed	—	—		1,227,988	4.96		4,036,152	4.80%
Municipal	507,633	5.40	(1)	3,580,390	5.51	(1)	667,062	5.69 (1)
	$507,633	5.40%		$4,808,378	5.37%		$4,703,214	4.92%

(1)	Fully tax-equivalent based on federal income tax structure applicable at December 31, 2009 and 2008.

There are no securities maturing in less than one year.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

III.	LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31, 2009 and 2008.

	2009	2008
Commercial	$149,323,296	$127,707,591
Home equity lines of credit	10,211,566	7,734,516
Residential mortgage and construction	933,687	1,277,501
Consumer and other loans	4,096,687	3,298,283
Purchased auto loans	2,589,488	3,577,953
Other	22,121	29,587
	167,176,845	143,625,431
Less allowance for loan losses	2,316,715	1,743,470
	$164,860,130	$141,881,961

Concentrations of Credit Risk:  Western Reserve Bank grants commercial, residential real estate mortgage and installment loans to businesses and individuals mainly in Medina, Cuyahoga, Wayne and contiguous counties in Ohio.  Commercial loans include loans collateralized by business assets.  At December 31, 2009, commercial loans secured by real estate make up approximately 62.3% of the loan portfolio.  Other commercial loans to businesses comprise 27.1% of total loans, and are expected to be repaid from cash flows from operations of the businesses.

Variable rate home equity lines of credit make up approximately 6.1% of the loan portfolio and are collateralized by residential real estate.  Residential mortgage and construction loans are 0.6% of the loan portfolio and are secured primarily by first mortgages on residential property.  Installment loans to individuals and other loans make up approximately 2.5% of the loan portfolio and are primarily collateralized by consumer assets or are unsecured.  Purchased auto loans make up approximately 1.5% of the loan portfolio and are collateralized by automobiles and serviced by another financial institution.  At December 31, 2009, approximately 1.5% of the Bank’s total loan portfolio was unsecured.

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the maturity distribution and sensitivity to changes in interest rates of loans outstanding as of December 31, 2009.  Fixed rate loans are presented based on their maturity date, and variable rate loans with floating or adjustable interest rates are included based on their earliest repricing opportunity.

	Within	One to	After
	one year	five years	five years	Total

Commercial	$83,420,456	$64,346,142	$1,531,361	$149,297,959
Home equity lines of credit	10,211,566	—	—	10,211,566
Residential mortgageand construction	160,900	611,590	161,198	933,688
Consumer and other	3,865,283	196,399	54,947	4,116,629
Purchased auto loans	4,853	2,314,979	269,658	2,589,490
Other	27,513	—	—	27,513
	$97,690,571	$67,469,110	$2,017,164	$167,176,845

Of the loans maturing or repricing after one year, approximately $32,556,000 have variable interest rates, and $36,930,000 have fixed interest rates.

C.	Risk Elements

1.	Nonaccrual, Past Due, Restructured and Impaired Loans - The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31.

		2009	2008
(a)	Nonhomogeneous loans accounted for on a nonaccrual basis	$3,591,816	$1,657,328
(b)	Accruing loans which are contractually past due 90
	days or more as to interest or principal payments	—	—
(c)	Loans not included in (a) or (b) which are
	"Troubled Debt Restructurings" as defined in
	The FASB’s Accounting Standards Codification
	(ASC) Topic 310, subtopic 40, sections 15, 30 and 50	1,834,245	—
(d)	Other loans defined as “impaired”	—	—

		$5,426,061	$1,657,328

	Percentage of allowance to non-performing loans	43%	105%

III.	LOAN PORTFOLIO (Continued)

Information related to the Company’s credit risk profile by internally assigned grade at December 31, 2009, is included in the following table.

	Commercial Real Estate	Commercial & Industrial	Residential	Consumer	Total
Grade:
Pass	$93,277,462	$32,952,310	$11,079,186	$6,667,558	$143,976,516
Watch	5,663,583	1,175,681			6,839,264
Special mention	3,671,595	1,309,728			4,981,323
Substandard	4,839,386	1,007,490			5,846,876
Nonaccruing and troubled
debt restructurings	4,791,192	634,869	66,067	40,738	5,532,866
Total	$112,243,218	$37,080,078	$11,145,253	$6,708,296	$167,176,845

Loans graded other than “Pass” are typically in industries displaying distress in the current economy.  As the grades become more adverse, the related industry is likely displaying greater sensitivity to the current economic conditions and the borrower’s financial strength may have deteriorated.  Industries such as commercial real estate management and real estate development are particularly affected by current economic conditions.

Management believes the allowance for loan losses at December 31, 2009 is adequate to absorb probable losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on the Company’s loss experience, the loss experience of comparable companies, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

2009
Gross interest income that would have been recorded in 2009 on nonaccrual loans outstanding at December 31, 2009 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period	$384,494

Interest income actually recorded on nonaccrual loans and included in net income for the period	146,258

Interest income not recognized during the period	$238,236

Discussion of the Nonaccrual Policy

The accrual of interest income is discontinued when the collection of a loan’s principal or interest, in whole or in part, is doubtful.  When interest accruals are discontinued, interest income accrued but not yet paid is reversed.  In general, while loans which are past due 90 days or more as to interest or principal payments are considered for nonaccrual status, management may elect to continue the accrual of interest when the estimated net realizable value of collateral, in management’s judgment, is sufficient to cover the principal balance and accrued interest and the loan is in process of collection.  Management may also elect to place loans that are less than 90 days past due on nonaccrual status when circumstances warrant.  These circumstances may include deteriorating financial condition of the borrower, project or industry, bankruptcy and any other issue that management determines is likely to result in the borrower’s inability to repay the loan.

2.	Potential Problem Loans

As of December 31, 2009, in addition to the $5,426,061 of loans reported under Item III, C.1., there are no other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C.1 at some future date.  There were no loans classified for regulatory purposes as loss, doubtful or substandard that have not been disclosed in Section 1 above.

3.	Foreign Loans Outstanding

None

4.	Loan Concentrations

As of December 31, 2009, commercial loans to entities classified as real estate holding companies comprise approximately $54,581,000, or 32.6% of the total loan portfolio.  However, this category includes a significant proportion of loans for buildings that are owner-occupied, and that are classified as real estate holding companies solely because the owner of the operating company has formed a real estate holding company for the single purpose of owning the building that they then lease to their operating company.

D.	Other Interest-Bearing Assets

There are no other interest-bearing assets as of December 31, 2009 that would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2009	2008
Loans
Loans outstanding at end of period	$167,176,845	$143,625,431

Average loans outstanding during period	$155,567,937	$135,848,093

Allowance for loan losses
Balance at beginning of period	$1,743,470	$1,605,766

Loans charged-off
Commercial	207,986	351,899
Home equity lines of credit	39,766	—
Residential mortgage and construction	48,000	—
Consumer installment	10,018	24,309
Purchased auto loans	29,367	18,502
	335,137	394,710
Recoveries of loans previously charged-off
Commercial	7,980	2,422
Home equity lines of credit	12,796	—
Consumer installment	579	818
Purchased auto loans	1,627	—
	22,982	3,240
Net loans charged-off	312,155	391,470
Provision for loan losses	885,400	529,174
Balance at end of period	$2,316,715	$1,743,470

Ratio of net charge-offs during the period to average loans outstanding during the period	0.20%	0.29%

The allowance for loan losses is maintained at a level considered by management to be adequate to cover probable incurred credit losses in the loan portfolio.  Management’s determination of the appropriate provision for loan losses and the adequacy of the allowance for loan losses is based on the Company’s historical losses adjusted for environmental factors which management believes are representative of the probable expected loss experience of the Company.  Other factors considered by management include the composition of the loan portfolio, economic conditions, the creditworthiness of the Company’s borrowers and other related factors.  The Company revised its methodology for determining the provision for loan losses in 2009 to provide larger allowances for loans with risk grades indicating increased risk characteristics.

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

			Percentage of Loans in
			Each Category to
	Allowance Amount		Total Loans
	2009	2008	2009	2008
Commercial	$2,202,299	$1,597,420	95.0%	88.9%
Home equity lines of credit	51,058	78,240	2.2	5.4
Residential mortgage & construction	2,603	23,491	0.1	0.9
Installment and other
loans to individuals	31,850	17,522	1.4	2.3
Purchased auto loans	28,905	26,797	1.3	2.5

Total	$2,316,715	$1,743,470	100.0%	100.0%

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.	DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the year ended December 31:

	2009		2008
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$19,046,406	0.00%	$17,228,875	0.00%
Interest bearing demand deposits	8,344,012	0.57	7,010,024	0.99
Savings and money market accounts	67,941,295	0.90	76,519,854	2.47
Certificates of deposit and IRAs	71,292,805	2.77	43,999,451	3.65
	$166,624,518	1.78	$144,758,204	2.80

At December 31, 2009, the Bank had $44,942,345 of time certificates of deposit of $100,000 or more outstanding.  Remaining maturities of these time deposits are as follows:

Three months or less	$5,105,049
Over three through six months	10,478,149
Over six through twelve months	16,495,187
Over twelve months	12,863,960
$44,942,345

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows:

	2009	2008
Average total assets	$189,388,000	$165,171,000
Average shareholders’ equity	$17,922,000	$14,294,000
Net income	$189,220	$453,308
Net income (loss) available to common shareholders	$(5,029)	$453,308
Return on average total assets	0.10%	0.27%
Return on average shareholders' equity	1.06%	3.17%
Cash dividends declared on common stock	$0.00	$0.00
Dividend payout percentage	n/a	n/a
Average shareholders’ equity to average total assets	9.46%	8.65%

VII.	SHORT-TERM BORROWINGS

The Company did not have any reportable categories of short-term borrowings during or at the end of the reported periods.

Item 1A.  Risk Factors

This item is not applicable to smaller reporting companies.

Item 1B.  Unresolved Staff Comments

This item is not applicable to smaller reporting companies.

Item 2.  Description of Property

The Company leases premises for the Bank's main office at 4015 Medina Road, Suite 100, Medina, Ohio, from a person who was a related party until December 17, 2009.  The facility serves as the Company’s corporate headquarters.  The leased premises consist of approximately 11,784 square feet of a three-story multi-tenant brick building constructed in 1998 with ample parking.  The building is located on State Route 18, a major thoroughfare in Medina, approximately 1.5 miles west of Interstate 71 and 1 mile east of downtown Medina.  The Bank has five interior teller stations (two of which are sit-down teller desks and three of which are traditional stand-up teller counters), a two-lane drive-through, a drive-up ATM, a night depository facility, and lending, accounting and operations offices.

The facility is leased under an operating lease with a primary term of ten years which expired in October 2008 and options for two five-year extensions.  The Company exercised the first option for a five-year extension expiring in October 2013.  The annual lease payment was $246,302 for 2009 and $257,248 for 2008, and is subject to annual increases.  Refer to Note 6 in the Company’s 2009 Annual Report to Shareholders (incorporated herein by reference) for additional discussion about the lease.

On October 4, 2004, the Company opened a second full-service facility located at 8751 Brecksville Road, Brecksville, Ohio.  The Bank entered into an operating lease agreement for approximately 5,600 square feet of space for this location from an unrelated party.  The lease is for a term of ten years beginning October 1, 2004, with two five-year renewal options.  The annual lease payment was $163,909 for 2009 and $160,962 for 2008, and is subject to annual increases.

The Bank occupies a small, full-service, limited-hours office inside Western Reserve Masonic Community, a retirement community at 4931 Nettleton Road, Medina. The Bank also occupies a small, full-service, limited-hours office inside Summerville at Camelot (formerly Camelot Place), an assisted living facility located at 49 Leisure Lane, Medina; however, this office is expected to be discontinued and its operations merged into the main office in March 2010.  Rent for both offices is de minimis.

On December 18, 2009, the Company opened a lending office located at 148 E. Liberty Street, Wooster, Ohio.  The Bank entered into an operating lease agreement for approximately 820 square feet of space for this location from a person who was a related party until December 17, 2009.  The lease is for a term of one year beginning December 1, 2009, with annual renewal options.  Rent for 2009 and 2008 was $8,168 and $675, respectively.

Item 3.  Legal Proceedings

The Company is not aware of any legal proceedings against it or the Bank.

Item 4.  Removed and Reserved

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Common Stock was held by approximately 495 holders of record as of December 31, 2009.  Howe Barnes Hoefer & Arnett, Inc. (Howe Barnes) makes a market in the Company’s shares of stock.  Howe Barnes is a Chicago based investment firm that specializes in the research and trading of small and medium sized community bank stocks.  The Company’s shares are quoted on the OTC “Pink Sheets” under the symbol WRBO.  To date there has been no regular and liquid market for the common stock, and there can be no assurance that a regular and liquid trading market will develop in the foreseeable future although management believes the arrangement with Howe Barnes will provide shareholders with improved liquidity of their shares.  The high and low bid information in the table below has been compiled from NASDAQ.com.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

2009	High	Low
Fourth quarter	$15.00	$10.02
Third quarter	$17.00	$15.00
Second quarter	$15.00	$15.00
First quarter	$15.00	$15.00

2008	High	Low
Fourth quarter	$15.00	$15.00
Third quarter	$19.50	$19.50
Second quarter	$19.25	$19.25
First quarter	$22.50	$22.50

No cash or other dividends were declared or paid since the Company’s inception on February 25, 1997.  The Company expects that all Company and Bank earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future.  If and when dividends are declared, the Company will probably be largely dependent upon dividends paid by the Bank for funds to pay dividends on the Common Stock.  It is also possible, however, that the Company could pay dividends in the future generated from investment income and other activities of the Company.  As part of the conditions for renewal of a line of credit with another financial institution described in Note 8 of the Company’s 2009 Annual Report to Shareholders, the Company may, over the life of the loan agreement, declare or pay dividends subject to an aggregate limit of $100,000.

Under Ohio law, the Bank will be restricted as to the maximum amount of dividends it may pay on its Common Stock.  For additional discussion regarding dividend restrictions, please refer to the discussion regarding Supervision and Regulation in Part I of this Form 10-K.

Because the Company sold senior preferred stock to the U.S. Treasury under the CPP, the Company may not pay dividends to common shareholders until all dividends on the senior preferred stock have been paid in full.  In addition, the U. S. Treasury must consent to any increase in dividends paid in the first three years and for any increase in dividend payments exceeding 3% per year thereafter.  The senior preferred stock is expected to be redeemed after no more than ten years, therefore, no dividends may be paid to common shareholders after ten years if the senior preferred stock has not been redeemed.  Refer to Note 17 in the Company’s 2009 Annual Report to Shareholders (incorporated herein by reference) for additional discussion about the Company’s participation in the CPP and related requirements and restrictions.

Item 6.  Selected Financial Data.

N/A

Item 7.  Management’s Discussion and Analysis and Results of Operations

The information contained in the Company’s 2009 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis” is incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to smaller reporting companies.

Item 8.  Financial Statements

The following financial statements and related notes are incorporated by reference to the Company’s 2009 Annual Report to Shareholders under the following captions:

Item 9.  Changes in, and Disagreements With, Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Western Reserve Bancorp, Inc.’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)/15d-15(e) under the Securities Exchange Act of 1934).  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Western Reserve Bancorp, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the President and Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as well as COSO’s Guidance for Smaller Public Companies.  Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2009.

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

March 23, 2010

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

The Company has a nonqualified stock option plan that provides for up to 125,000 shares of the Company’s common stock to be available for grant to officers, employees, directors and others.  The exercise price is at least the market price at date of grant.  The maximum option term is ten years, and options generally vest over three years as follows: 25% one year from the grant date, 50% after two years, and 100% after three years.  Options granted after 2004 generally vest 100% after five years.  As of December 31, 2009, the following equity securities are authorized for issuance under the plan:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	n/a	0
Equity compensation plans not approved by security holders	104,387	$18.62	0
Total	104,387	$18.62	0

The Plan’s ten-year term ended in 2008 and, accordingly, there were no options available to be awarded under the plan at December 31, 2009.

The Plan provides for adjustment of the number of shares in the event the outstanding shares of stock of the Company are changed into or exchanged for a different number or kind of shares by reason of any merger, consolidation, reorganization, recapitalization, combination, stock split or stock dividend.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information contained in the Company’s Proxy Statement under the caption "Transactions with Related Persons, Promoters and Certain Control Persons" is incorporated by reference.  The Company has determined that the following members of its Board of Directors qualify as “independent” under Rule 4200(a)(15) of the NASDAQ Marketplace Rules:  Roland H. Bauer, Bijay K. Jayaswal, Ray E. Laribee, C. Richard Lynham, R. Hal Nichols, Rory H. O’Neil, Glenn M. Smith and Thomas A. Tubbs.

Item 14.  Principal Accountant Fees and Services

The information contained in the Company’s Proxy Statement under the caption "Audit Fees" is incorporated by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The Exhibit Index that immediately follows the signature page to this Form 10-K is incorporated by reference.  The exhibits required to be filed with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2010.

WESTERN RESERVE BANCORP, INC.

By:	/s/ Edward J. McKeon
Edward J. McKeon, President, Chief
Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 23, 2010.

/s/ P.M. Jones	/s/ Edward J. McKeon
P.M. Jones, Chairman of the Board	Edward J. McKeon, President, Chief Executive Officer and Director

/s/ Roland H. Bauer	/s/ Bijay K. Jayaswal
Roland H. Bauer, Director	Bijay K. Jayaswal, Director

/s/ Ray E. Laribee	/s/ C. Richard Lynham
Ray E. Laribee, Director	C. Richard Lynham, Director

/s/ R. Hal Nichols	/s/ Rory H. O’Neil
R. Hal Nichols, Director	Rory H. O’Neil, Director

/s/ Thomas A. Tubbs	/s/ Glenn M. Smith
Thomas A. Tubbs, Director	Glenn M. Smith, Director

/s/ Cynthia A. Mahl
Cynthia A. Mahl, Executive Vice President and Principal Financial and Accounting Officer

WESTERN RESERVE BANCORP, INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibits

3.1
Amended and Restated Articles of Incorporation of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on August 14, 2008 and Form 8-K filed with the Commission on May 21, 2009)

3.2	Code of Regulations of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)

10.1
Employment Agreement of Edward J. McKeon, Dated December 15, 2005, as amended November 19, 2009 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 19, 2005 and the  Company’s Report on Form 8-K filed with the Commission on November 25, 2009)

10.2
Lease Agreement by and between Michael Rose DBA Washington Properties and Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 31, 1999)

10.3
Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of August 21, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on August 26, 2008)

10.4
Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June 18, 2001, as amended February 20, 2002 and November 19, 2009 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003 and the  Company’s Report on Form 8-K filed with the Commission on November 25, 2009 )

10.5
Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June 18, 2001, as amended February 20, 2002 and November 19, 2009 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003 and the  Company’s Report on Form 8-K filed with the Commission on November 25, 2009 )

10.6
Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May 5, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)

10.7
Western Reserve Bank Supplemental Executive Retirement Plan, Amended and Restated as of December 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 27, 2006)

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

11	Statement re: Computation of Per Share Earnings (incorporated by reference to the Company’s 2009 Annual Report to Shareholders)

13	2009 Annual Report to Shareholders (Except for sections incorporated by reference into this Form 10-K, the Annual Report to Shareholders shall not be deemed to be “filed” with the Commission.)

21	Subsidiary of Western Reserve Bancorp, Inc.

23	Consent of Crowe Horwath LLP

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer