Form 10-K/A
period 2009-12-31
WESTERN RESERVE BANCORP INC
filed 2010-04-01
CIK 1051473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-51264

Western Reserve Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-1566623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4015 Medina Road, Suite 100, Medina, Ohio	44256
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (330) 764-3131

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

10.13
Third amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 20, 2006 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2006)

10.14
Fourth amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated February 6, 2008 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)

10.15
Fifth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 21, 2008 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)

10.16
Sixth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 28, 2008 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2007)

10.17
Seventh Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 18, 2008 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2008)

10.18
Form of Amendment to the Western Reserve Bancorp, Inc. Stock Option Grant Agreement as of October 16, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on October 22, 2008)

10.19
Eighth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 1, 2009 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on August 14, 2009)

11	Statement re: Computation of Per Share Earnings (incorporated by reference to the Company’s 2009 Annual Report to Shareholders)

13	2009 Annual Report to Shareholders (Except for sections incorporated by reference into this Form 10-K, the Annual Report to Shareholders shall not be deemed to be “filed” with the Commission.)

21	Subsidiary of Western Reserve Bancorp, Inc.

23	Consent of Crowe Horwath LLP

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

99.1	Certifications Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (EESA) by Edward J. McKeon, President and Chief Executive Officer

99.2	Certifications Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (EESA) by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer