Form 10-Q
period 2010-03-31
WESTERN RESERVE BANCORP INC
filed 2010-05-17
CIK 1051473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2010

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such items).
Yes ☒   No ☐

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
Yes ☐   No ☒

585,071 shares of common stock, no par value, $1.00 stated value as of May 17, 2010.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Quarter ended March 31, 2010

		Page

PART I—Financial Information

ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	3

	Consolidated Statements of Income for the three months ended March 31, 2010 and 2009	4

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2010 and 2009	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009	6

	Notes to Consolidated Financial Statements	7

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	N/A

ITEM 4T	CONTROLS AND PROCEDURES	30

PART II—Other Information		31

SIGNATURES		35

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from financial institutions	$2,875,304	$2,657,830
Interest-bearing deposits in other financial institutions	18,102,101	15,005,771
Federal funds sold	257,000	515,000
Cash and cash equivalents	21,234,405	18,178,601

Securities available for sale	9,721,504	10,019,225
Loans held for sale	-	690,000
Loans, net of allowance of $2,322,328 and $2,316,715	164,714,199	164,860,130
Restricted stock	861,100	826,900
Other real estate owned	1,067,814	1,067,814
Premises and equipment, net	1,004,341	950,848
Bank owned life insurance	2,359,204	2,334,187
Prepaid Federal Deposit Insurance Corporation premiums	905,989	971,938
Accrued interest receivable and other assets	2,048,538	2,033,310
	$203,917,094	$201,932,953

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$19,892,283	$22,789,030
Interest-bearing	161,008,670	155,453,259
Total deposits	180,900,953	178,242,289

Federal Home Loan Bank advances	2,900,000	3,400,000
Accrued interest payable and other liabilities	823,296	807,324
Total Liabilities	184,624,249	182,449,613

Shareholders' Equity
Cumulative preferred stock, no par value, $1,000 liquidation value:
Series A, fixed rate, 4,700 shares authorized and issued
at March 31, 2010 and December 31, 2009	4,700,000	4,700,000
Discount on Series A preferred stock	(249,800)	(264,939)
Series B, fixed rate, 235 shares authorized and issued
at March 31, 2010 and December 31, 2009	235,000	235,000
Premium on Series B preferred stock	24,373	25,850
Common stock, no par value, $1 stated value, 1,500,000 shares authorized, 585,071 and 584,727 shares issued and
outstanding as of March 31, 2010 and December 31, 2009	585,071	584,727
Additional paid-in capital	9,972,003	9,933,257
Retained earnings	3,742,051	4,036,186
Accumulated other comprehensive income	284,147	233,259
Total Shareholders' Equity	19,292,845	19,483,340
	$203,917,094	$201,932,953

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter ended March 31,
	2010	2009
Interest and dividend income
Loans, including fees	$2,131,924	$1,941,754
Taxable securities	58,028	70,737
Tax exempt securities	44,383	41,545
Dividends on restricted stock	10,354	9,127
Federal funds sold and other short term funds	9,359	19,311
	2,254,048	2,082,474
Interest expense
Deposits	555,610	718,159
Borrowings	30,869	55,167
	586,479	773,326
Net interest income	1,667,569	1,309,148

Provision for loan losses	785,830	138,000

Net interest income after provision for loan losses	881,739	1,171,148

Noninterest income
Service charges on deposit accounts	51,064	49,081
Net gains on sales of loans	14,305	9,043
Other	80,169	58,326
	145,538	116,450
Noninterest expense
Salaries and employee benefits	634,946	616,671
Occupancy and equipment	215,472	224,464
Federal deposit insurance	71,845	58,934
Data processing	93,654	93,907
Professional fees	67,249	56,656
Taxes other than income and payroll	50,165	48,494
Directors' fees	69,135	33,800
Collection and other real estate owned	81,315	33,088
Marketing and advertising	24,248	27,637
Community relations and contributions	14,940	12,538
Other	65,240	66,388
	1,388,209	1,272,577
Income (loss) before income taxes	(360,932)	15,021

Income tax (benefit)	(144,497)	(15,642)
Net income (loss)	$(216,435)	$30,663

Preferred stock dividends and amortization, net	77,700	-
Net income (loss) available to common shareholders	$(294,135)	$30,663

Earnings (loss) per common share:
Basic	$(0.50)	$0.05
Diluted	$(0.50)	$0.05

Average shares outstanding (basic)	584,731	583,337
Average shares outstanding (diluted)	584,731	583,337

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter ended March 31,
	2010	2009
Net income (loss)	$(216,435)	$30,663
Other comprehensive income, net of tax:
Unrealized gains on securities
arising during the period	50,888	51,020

Comprehensive income (loss)	$(165,547)	$81,683

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$(216,435)	$30,663
Adjustments to reconcile net income to net cash
from operating activities:
Provision for loan losses	785,830	138,000
Depreciation	38,855	46,312
Net accretion of securities	(2,153)	(3,463)
Stock-based compensation	35,391	600
Loans originated for sale	(383,000)	(489,800)
Proceeds from sales of loan originations	1,087,305	498,843
Gains on sales of loans	(14,305)	(9,043)
Increase in cash surrender value of bank owned life insurance	(25,017)	(25,981)
Net change in other assets and other liabilities	122,976	(170,076)
Net cash from operating activities	1,429,447	16,055

Cash flows from investing activities
Available for sale securities:
Purchases	-	-
Maturities, repayments and calls	376,978	235,664
Purchase of restricted stock	(34,200)	(53,500)
Net increase in interest-bearing deposits in other banks	-	(3,000,000)
Net increase in loans	(722,399)	(7,376,571)
Purchases of premises and equipment	(92,348)	(56,475)
Net cash from investing activities	(471,969)	(10,250,882)

Cash flows from financing activities
Net increase in deposits	2,658,664	7,500,758
Net repayment of FHLB advances	(500,000)	(3,100,000)
Dividends on preferred stock	(64,037)	-
Proceeds from issuance of common stock under ESPP	3,699	9,255
Net cash from financing activities	2,098,326	4,410,013

Change in cash and cash equivalents	3,055,804	(5,824,814)
Cash and cash equivalents at beginning of period	18,178,601	21,302,463
Cash and cash equivalents at end of period	$21,234,405	$15,477,649

Supplemental cash flow information:
Interest paid	$556,709	$783,509
Income taxes paid	-	-

Supplemental disclosure of noncash investing activities:
Transfer from loans to other real estate owned	$-	$-
Transfer from loans to other repossessed assets	82,500	-

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:  Western Reserve Bancorp, Inc. (the Company) was incorporated under the laws of the State of Ohio on February 27, 1997. The Company is a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended.

Western Reserve Bank (the Bank), which commenced operations on November 6, 1998, is chartered by the State of Ohio, and is a member of the Federal Reserve System.  The Bank operates full-service locations in Medina and Brecksville, Ohio, a lending office in Wooster, Ohio and a satellite office in a retirement community in Medina.  Customer deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (FDIC).

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

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and related disclosures, and future results could differ.  The allowance for loan losses, deferred tax assets, benefit plan accruals and the fair value of other financial instruments are particularly subject to change.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  It is the opinion of management that all adjustments necessary for a fair presentation have been made and that all adjustments were of a normal recurring nature.  The Annual Report of the Company for the year ended December 31, 2009 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Common Share: Basic earnings per common share equal net income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options.  Earnings per common share are computed as follows:
	Three Months Ended March 31,
	2010	2009
Numerator:
Net income (loss)	$(216,435)	$30,663
Preferred stock dividends and amortization, net	(77,700)	-
Net income (loss) available to common shareholders	(294,135)	30,663

Denominator:
Denominator for basic earnings (loss) per share available
to common shareholders-weighted average shares	584,731	583,337

Effect of dilutive shares:
Nonqualified stock options	-	-

Denominator for diluted earnings (loss) per share available
to common shareholders	584,731	583,337

Basic earnings per common share	$(0.50)	$0.05

Diluted earnings per common share	$(0.50)	$0.05

Stock options not considered in computing
diluted earnings per common share because
they were antidilutive	98,137	106,136

Income Taxes:  The provision for income tax for the first quarter of 2010 was a benefit of $144,497 on pre-tax loss of $360,932 as compared to a benefit of $15,642 on pre-tax income of $15,012 for the same period a year ago.  The provision for federal income tax differs from pretax net income (loss) multiplied by the Company’s effective tax rate due to the Company’s tax exempt income which remained relatively consistent with prior quarters.  The tax benefit in the year-ago quarter, despite pre-tax net income, was also due to the Company’s tax exempt income.  The Company and its subsidiary file consolidated income tax returns.

Reclassifications: For comparative purposes, certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of New Accounting Standards:  In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminated the concept of a qualifying special purpose entity.  This guidance was adopted, effective January 1, 2010 and for interim periods within annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance.  The effect of adopting this new guidance was not material.

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2010
Mortgage-backed	$4,672,961	$256,425	$-	$4,929,386
Municipal	4,618,017	174,101	-	4,792,118
	$9,290,978	$430,526	$-	$9,721,504

December 31, 2009
Mortgage-backed	$5,048,768	$215,372	$-	$5,264,140
Municipal	4,617,035	141,682	(3,632)	4,755,085
	$9,665,803	$357,054	$(3,632)	$10,019,225

All mortgage-backed securities are residential mortgage-backed securities issued by U.S. government-sponsored entities.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE 2 – SECURITIES (continued)

The fair values of debt securities at March 31, 2010 by contractual maturity were as follows.  Mortgage backed securities which are not due at a single maturity date are shown separately.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in less than one year	$-	$-
Due from one to five years	584,988	619,380
Due from five to ten years	3,371,530	3,501,742
Due from ten to fifteen years	661,499	670,996
Mortgage-backed	4,672,961	4,929,386
	$9,290,978	$9,721,504

At March 31, 2010, there were no securities that had been in a continuous unrealized loss position for over twelve months.  At December 31, 2009, one municipal security with a value of $220,527 and an unrealized loss of $3,632 had been in a continuous unrealized loss position for less than twelve months and no other securities were in an unrealized loss position.  Management has the intent and ability to hold the security that was in an unrealized loss position at year-end for the foreseeable future and does not believe it is likely the Company will be required to sell the security before recovery.  Timely repayment of principal and interest on mortgage-backed securities held by the Company is guaranteed by the U. S. government sponsored enterprise issuers.

NOTE 3 - LOANS

Loans at March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
Commercial real estate	$106,625,452	$105,923,291
Commercial construction	6,537,509	6,319,927
Commercial business	36,048,782	37,080,078
Home equity	10,305,068	10,211,566
Residential mortgage and construction	919,261	933,687
Consumer and other loans	4,303,957	4,096,687
Purchased auto loans	2,275,767	2,589,488
Other	20,731	22,121
	167,036,527	167,176,845
Less allowance for loan losses	2,322,328	2,316,715
	$164,714,199	$164,860,130

Activity in the Allowance for Loan Losses for the three months ended March 31, 2010 and 2009 was as follows:

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE 3 – LOANS (continued)
	Three Months Ended March 31,
	2010	2009
Beginning balance	$2,316,715	$1,743,470
Provision for loan losses	785,830	138,000
Loans charged off	(781,573)	(57,939)
Recoveries	1,356	1,020
Ending balance	$2,322,328	$1,824,551

At March 31, 2010 and December 31, 2009, loans totaling $4,490,229 and $3,698,621, respectively, were in nonaccrual status.  There were no loans more than 90 days past due and still accruing at March 31, 2010 or December 31, 2009.  At March 31, 2010 there were $2,809,576 in restructured loans not included in nonaccrual loans, and $2,661,007 in restructured loans included in nonaccrual loans, all of which are considered impaired. At December 31, 2009 there were $1,834,245 in restructured loans not included in nonaccrual loans, and $1,723,982 in restructured loans included in nonaccrual loans, all of which were considered impaired.  The restructured loans were performing in accordance with their modified terms.

Loans individually considered impaired were as follows:

	March 31,	December 31,
	2010	2009
Loans considered impaired
With no allocated allowance for loan losses	$4,943,890	$3,322,718
With an allocated allowance for loan losses	2,262,357	2,103,343
	$7,206,247	$5,426,061

Amount of the allowance for loan losses allocated	$368,064	$361,000

NOTE 4 - DEPOSITS

Interest-bearing deposits at March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
Interest-bearing checking	$9,914,025	$9,772,226
Savings	37,824,218	37,132,223
Money market	29,676,236	29,107,414
Time under $100,000	35,356,011	34,499,050
Time $100,000 and over	48,238,180	44,942,346
	$161,008,670	$155,453,259

At March 31, 2010 and December 31, 2009, the Bank had $20,205,725 and $19,356,801, respectively, in national market certificates of deposit, primarily in amounts that qualify for FDIC insurance coverage.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE 5—FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Federal Home Loan Bank (FHLB) advances were $2,900,000 and $3,400,000 at March 31, 2010 and December 31, 2009, respectively.  The advances at March 31, 2010 are collateralized by approximately $53,808,000 of loans secured by real estate and $488,000 of FHLB stock under a blanket lien agreement.  As of March 31, 2010 the Company’s available borrowing capacity with the FHLB was $14,764,000, subject to the acquisition of additional shares of FHLB stock.

The Company has a line of credit agreement with another financial institution to obtain funding to provide capital and liquidity to the Bank as needed.  This credit line was $5,000,000 at March 31, 2010, with up to $2,000,000 for the purpose of providing additional capital to the Bank as needed, and up to $3,000,000 for liquidity purposes.  The interest rate on the line is variable, at 75 basis points (bp) below the prime rate or LIBOR plus 1.75%, at the Company’s option at the time the line is drawn, however the interest rate shall not be less than 4.20%.  The line is secured by 100% of the stock of the Bank.  In July 2009, the line was renewed and modified, with a maturity of July 1, 2011.  There were no funds drawn on the line of credit at March 31, 2010 or December 31, 2009.

There are certain covenants on the line relating to the Company’s and the Bank’s operating performance and capital status.  As of March 31, 2010, the Company and the Bank were in compliance with all but one of these covenants. The Bank’s ratio of nonperforming loans, defined as nonaccruing loans and loans delinquent 90 days or more, to total assets was 2.20% at March 31, 2010, above the covenant of 1.50% or less.  The Company expects the loan agreement to be renegotiated including revised covenants and the waiver of any prior covenant exceptions.

The Company has the ability to borrow under various other credit facilities that totaled $3,534,000 at March 31, 2010.  Of this amount, $1,000,000 is available for short-term borrowing under an unsecured federal funds line through a correspondent bank at overnight borrowing rates and $2,534,000 is available on lines from two correspondent banks secured by the Company’s unpledged securities.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE 6 – STOCK COMPENSATION PLAN

The following is the stock option activity for the period indicated:

	Three Months Ended March 31, 2010
	Shares	Weighted Average Exercise Price

Options outstanding, beginning of period	104,387	$18.62
Forfeited	(6,250)	18.00
Exercised	-	-
Granted	-	-

Options outstanding, end of period	98,137	$18.65

Options exercisable, end of period	97,012	$18.56

Intrinsic value is defined as the excess of the price of the Company’s stock over the exercise price of the option.  The market price of the Company’s stock was less than the exercise price of the options outstanding at March 31, 2010; therefore there was no intrinsic value of the options outstanding and exercisable at quarter-end.

In the first quarter of 2010, the Company extended the expiration date of 31,500 stock options expiring on April 11, 2010 and 10,000 stock options expiring March 15, 2011 issued to directors for an additional five years.  The Company accounted for the extensions under the guidance for stock-based compensation and recognized a charge to income of $35,035. The related income tax benefit was $11,912.  The impact of the extension of the expiration date of director options also increased paid-in capital by $35,000.

NOTE 7- FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE 7 – FAIR VALUE (continued)

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities:  The fair values for securities available for sale are determined by quoted market prices, if available (Level 1).  For securities where quoted market prices are not available, fair values are calculated based on matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level One)	(Level Two)	(Level Three)
March 31, 2010
Assets and liabilities measured at fair value:
• on a recurring basis:
Investment securities available for sale
Mortgage-backed	$-	$4,929,386	$-
Municipal	-	4,792,118	-

• on a nonrecurring basis:
Impaired loans	-	-	1,894,293

December 31, 2009
Assets and liabilities measured at fair value
• on a recurring basis:
Investment securities available for sale
Mortgage-backed	-	5,264,140	-
Municipal	-	4,755,085	-

• on a nonrecurring basis:
Impaired loans	-	-	1,742,343

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE 7 – FAIR VALUE (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had an unpaid principal balance of $2,262,357 with valuation allowances of $368,064 at March 31, 2010, resulting in an additional provision for loan losses of approximately $170,000 for the quarter ending March 31, 2010.  At December 31, 2009, impaired loans had a principal balance of $2,103,343, with a valuation allowance of $361,000.  Impairment charges of $60,000 were recorded through the provision for loan losses in the quarter ended March 31, 2009.

The carrying amounts and estimated fair values of financial instruments, at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$21,234,405	$21,234,000	$18,178,601	$18,179,000
Securities available for sale	9,721,504	9,722,000	10,019,225	10,019,000
Loans, net of allowance	164,714,199	162,788,000	164,860,130	164,395,000
Loans held for sale	—	—	690,000	697,000
Accrued interest receivable	510,298	510,000	491,845	492,000

Demand and savings deposits	(97,306,762)	(97,307,000)	(98,800,893)	(98,801,000)
Time deposits	(83,594,191)	(82,872,000)	(79,441,396)	(79,453,000)
Federal Home Loan Bank advances	(2,900,000)	(2,967,000)	(3,400,000)	(3,401,000)
Accrued interest payable	(145,843)	(146,000)	(116,073)	(116,000)

For purposes of these disclosures of estimated fair values, the following assumptions were used.  Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans and deposits that reprice frequently and fully. The fair values of securities are determined as discussed above. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair value of loans held for sale is valued as determined by outstanding commitments from third party investors.  Fair value of debt is based on current rates for similar financing.  Fair values of unrecorded commitments were not material.  It is not practical to estimate the fair value of restricted stock due to restrictions placed on its transferability.  These securities have been omitted from this disclosure.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE 8 – REGULATORY CAPITAL MATTERS

During the quarter ended March 31, 2010 the Bank repaid to the Holding Company the entire $4.0 million in subordinated debt which qualified as Tier-two regulatory capital at December 31, 2009.  Of the amount repaid, the Holding Company downstreamed $3.5 million to the Bank as paid-in capital which qualified as Tier-one regulatory capital on March 31, 2010.

At March 31, 2010 and December 31, 2009, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:
	Western Reserve Bank		Minimum to be considered	Minimum required for capital
	March 31, 2010	December 31, 2009	well- capitalized	adequacy purposes

Tier 1 “core” capital to risk-weighted assets	10.9%	8.7%	6.0%	4.0%
Total capital to risk-weighted assets	12.1%	12.3%	10.0%	8.0%
Tier 1 leverage ratio	9.1%	7.7%	5.0%	4.0%

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2010

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at March 31, 2010, to that of December 31, 2009, and the results of operations for the three months ended March 31, 2010 and 2009.  You should read this discussion in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Assets

Total assets as of March 31, 2010 increased 1.0% to $203,917,000 compared with $201,933,000 at December 31, 2009.

As of March 31, 2010, there were approximately $4,929,000 in mortgage-backed securities and $4,793,000 in tax-exempt municipal bonds in the available-for-sale securities portfolio.  These totals include the effect of unrealized gains of $431,000 in the available-for-sale securities portfolio as of March 31, 2010.  Municipal bonds generally have maturities of up to fifteen years.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2010

FINANCIAL CONDITION (continued)

Loans decreased $140,000 to $167,037,000 at March 31, 2010, compared with $167,177,000 at December 31, 2009.   The Company has traditionally focused on growth in the loan portfolio and making loans to qualified borrowers remains a tenet of the Company’s business model.  However, in 2010 Management expects the Company’s focus on growth will be less than in prior years in response to the continuing weak economy and its negative impact on some borrowers and potential borrowers.

As of March 31, 2010, commercial loans totaled $149,212,000, or 89.3% of total loans.  Home equity lines and residential real estate loans totaled $11,224,000, or 6.7% of total loans and consumer and other loans totaled $6,600,000, or 4.0% of total loans.

The Company’s loan-to-deposit ratio decreased to 92.3% at March 31, 2010, compared to 93.8% at December 31, 2009.  The Company’s loan-to-assets ratio also decreased in the 2010 quarter as compared to the 2009 quarter (to 81.9% at March 31, 2010 from 82.8% at December 31, 2009).  The decrease in these ratios is because loans decreased slightly while deposits grew ($2.7 million).The growth in total assets ($2.0 million) was primarily due to an increase in interest bearing deposits at other financial institutions.  Management anticipates that the loan-to-deposit ratio for the remainder of 2010 will remain over 90% and the loan-to-assets ratio will be approximately 80% to 85%.

Of the total loans at March 31, 2010, approximately $123,762,000 or 74.1% are at a variable interest rate, and $43,275,000 or 25.9% are at a fixed interest rate.  Including scheduled principal repayments, approximately $104,252,000, or 62.4%, of loans mature or are scheduled to reprice within twelve months.  An additional $61,128,000 or 36.6% of loans mature or are scheduled to reprice within five years.

The allowance for loan losses is maintained at a level considered by management to be adequate to cover probable incurred credit losses in the loan portfolio.  Management’s determination of the appropriate provision for loan losses and the adequacy of the allowance for loan losses is based on the Company’s historical losses adjusted for environmental factors which management believes are representative of the probable expected loss experience of the Company.  Other factors considered by management include the composition of the loan portfolio, economic conditions, the creditworthiness of the Company’s borrowers and other related factors.  The Company’s loan loss methodology provides larger allowances for loans with risk grades indicating increased risk characteristics.  The provision for loan losses was $785,830 and $138,000 for the quarters ended March 31, 2010 and 2009, respectively, representing an increase of $647,830.  Management believes the allowance for loan losses at March 31, 2010, is adequate to absorb probable incurred losses in the loan portfolio.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2010

FINANCIAL CONDITION (continued)

The allowance for loan losses and related information for the three months ended March 31, 2010 is included in the following table.

	Commercial Real Estate	Commercial & Industrial	Residential	Consumer	Total
Beginning Balance	$1,672,075	$530,223	$53,661	$60,756	$2,316,715
Charge-offs	-	(767,775)	(6,600)	(7,198)	(781,573)
Recoveries	-	-	1,332	24	1,356
Provisions	175,173	609,372	5,713	(4,428)	785,830
Ending Balance	$1,847,248	$371,820	$54,106	$49,154	$2,322,328

Loans evaluated for impairment at period-end:
Individually	$6,612,344	$593,903	N/A	N/A	$7,206,247
Collectively	N/A	N/A	59,099	34,459	93,558

In the first quarter of 2010, loans totaling $782,000 were charged off and $1,000 was recovered on loans previously charged off.  In the like period in 2009, loans totaling $58,000 were charged off and $1,000 was recovered on loans previously charged off. The allowance for loan losses was 1.39% and 1.38% of total loans at March 31, 2010 and December 31, 2009, respectively.  At March 31, 2010, $368,000 or 15.85% of the allowance for loan losses was allocated to impaired loan balances individually.  At December 31, 2009, $361,000 or 15.58% of the allowance for loan losses was allocated to impaired loan balances individually. During the first quarter of 2010, the Company accepted marketable security collateral valued at $83,000 and charged off the remaining balance ($195,000) on a commercial and industrial loan (the Company had a specific reserve of $166,000 for this loan at December 31, 2009).  On May 12, 2010, the Company learned that a borrower with two loans totaling $572,000 had misrepresented the existence of the collateral and these loans were charged off effective March 31, 2010.  The Company is pursuing all avenues of collection with respect to this borrower.  The Company routinely and carefully monitors borrowers’ financial reports and believes this is an isolated incident; however, there is no guarantee that additional instances of misrepresentation may not occur in the future.

At March 31, 2010, thirty-nine loans to seventeen borrowers totaling $4,490,229 were in nonaccrual status, compared to twenty-six loans to sixteen borrowers totaling $3,698,621 at year-end 2009.  At March 31, 2010, there were six loans to three borrowers not on nonaccrual status totaling $2,809,576 classified as troubled debt restructurings (“TDR”) because a concession had been granted based on the borrowers’ financial difficulty.  At December 31, 2009, there were eight loans to two borrowers not on nonaccrual status totaling $1.8 million classified as TDRs.  The TDR loans were performing in accordance with their modified terms at March 31, 2010 and December 31, 2009.

The Company is making every reasonable effort to work with its borrowers who are experiencing financial difficulty, many of whom have been customers for several years and have been hurt by the recessionary economic conditions.  The Company’s underwriting standards have been prudent throughout its history.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2010

FINANCIAL CONDITION (continued)

Information related to the Company’s credit risk profile by internally assigned grade at March 31, 2010, is included in the following table.

	Commercial Real Estate	Commercial & Industrial	Residential	Consumer	Total
Grade:
Pass	$90,369,786	$32,181,051	$11,165,230	$6,565,996	$140,282,063
Watch	5,425,426	800,491			6,225,917
Special mention	6,465,967	1,589,544			8,055,511
Substandard	4,289,438	883,793			5,173,231
Nonaccruing and troubled debt restructurings	6,612,344	593,903	59,099	34,459	7,299,805
Total	$113,162,961	$36,048,782	$11,224,329	$6,600,455	$167,036,527

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

The Company’s past due loans are very low, with only $124,000 in delinquent loans (excluding loans on nonaccrual status).  Delinquent loans by type and number of days delinquent at March 31, 2010 are included in the table below.

	Commercial Real Estate	Commercial & Industrial	Residential	Consumer	Total
Number of days past due on accruing loans:
31 to 60	$-	$93,883	$-	$30,552	$124,435
61 to 90	-	-	-	-	-

At March 31, 2010, the Company’s other real estate owned (OREO) totaled $1,068,000 and consisted of two commercial real estate properties.  This amount represents the fair value of each property reduced by management’s estimate of anticipated costs to market and sell the property.  The Company entered into lease arrangements for the OREO properties in 2009 resulting in rental income of $21,800 and $3,025 in the first quarter of 2010 and 2009, respectively.  The lessee of one of the properties has the right to purchase the property during the three-year lease term.  The other OREO property is leased on a short-term basis.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2010

FINANCIAL CONDITION (continued)

Deposits were $180,901,000 at March 31, 2010, an increase of 1.5% from the $178,242,000 at December 31, 2009.  Deposits at March 31, 2010 consisted of:

Type of deposit	Balance	% Total
Noninterest-bearing checking	$19,892,000	11.0%
Interest-bearing checking	9,914,000	5.5%
Variable rate savings/money market (Market Rate Savings Accounts)	67,501,000	37.3%
Time deposits	83,594,000	46.2%
Total	$180,901,000	100.0%

Liabilities

Included in the time deposits total at March 31, 2010 and December 31, 2009 were $20,206,000 and $19,357,000, respectively, of national market CDs, primarily from other banks and credit unions, in amounts that qualify for FDIC insurance, with original terms ranging from six months to five years, and rates ranging from 0.65% to 4.90%.  As of March 31, 2010, the weighted average interest rate paid on these CDs was 2.11% and the weighted average remaining maturity was 15.6 months.  Although management believes these CDs were obtained at market rates at the time they were originated, they may be more vulnerable to price sensitivity than local deposits.

The Brecksville office, which opened in October 2004, continues to meet management’s expectations in terms of loan and deposit growth.  At March 31, 2010, that location’s total loans were $26,986,000 and total deposits were $45,683,000.  Approximately 54% of Brecksville’s deposits are in lower cost Market Rate Savings Accounts.

Federal Home Loan Bank (FHLB) advances decreased to $2.9 million at March 31, 2010 from $3.4 million at year-end 2009.  FHLB advances totaling $500,000 matured and were repaid in March 2010.   FHLB advances are collateralized by loans secured by real estate under a blanket lien agreement.  At March 31, 2010 the Company’s available borrowing capacity with the FHLB was $14.8 million, subject to the acquisition of additional shares of FHLB stock.

Please refer to Note 5 and the discussion in this report, under the caption “Liquidity and Capital Resources,” for more information about the Company’s additional sources of funding.

Shareholders’ Equity

Total shareholders’ equity decreased $190,000 to $19,293,000 at March 31, 2010, from $19,483,000 at December 31, 2009.  This decrease was a result of net loss of $216,000 for the first quarter of 2010 and dividends on preferred stock of $64,000, partially offset by the $35,000 impact on paid-in capital of the extension of the expiration date of director stock options, the issuance of $4,000 of common stock under the Employee Stock Purchase Plan, and the increase in the fair value of available-for-sale securities, net of tax, of $51,000.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2010

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2010

Overview

Net loss for the first three months of 2010 was $216,000, a negative swing of $247,000 from the $31,000 net income in the same period in 2009 primarily due to an increase in the provision for loan losses of $648,000, partially offset by a $359,000 increase in net interest income and a $19,000 increase in rent income.  Other items impacting the Company’s results include a $48,000 increase in collection expense and a $35,000 increase in directors’ fees.  Net loss available to common shareholders for the first three months of 2010 was $294,000, or $0.50 loss per basic and diluted share after preferred stock dividends of $64,000 and the amortization of premiums of $14,000 in the first quarter of 2010.  Net income available to common shareholders was $31,000 or $0.05 per basic and diluted share for the first quarter of 2009.

Net Interest Income

Net interest income increased for the first three months of 2010 from the comparable period of 2009 primarily due to the increase in loan volume combined with the decrease in interest rates on time deposits.  Net interest income before the provision for loan losses in the first three months of 2010 was $1,668,000, an increase of $359,000, or 27.4%, from the $1,309,000 earned in the same period of 2009.  Net interest margin was 3.52% for the quarter ended March 31, 2010, representing an increase of 43 bp from the 3.09% for the like period in 2009.

The following table illustrates the average balances and annualized interest rates for the quarters ended March 31, 2010 and 2009.  Loans on nonaccrual status are included in the average loan balance.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2010

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2010 (continued)
	Quarter ended			Quarter ended
	March 31, 2010			March 31, 2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
($ in thousands)
Interest-earning assets:
Federal funds sold and other
short term funds	$15,467	$9	0.25%	$15,519	$19	0.50%
Securities — taxable	5,117	58	4.83%	5,800	71	5.12%
Securities — tax exempt	4,776	64	5.64%	4,404	59	5.64%
Restricted stock	830	10	5.06%	740	9	5.00%
Loans	168,188	2,132	5.14%	147,558	1,942	5.34%
Total interest-earning assets	194,378	2,273	4.75%	174,021	2,100	4.89%
Noninterest earning assets	7,066			5,722
Total assets	$201,444			$179,743

Interest-bearing liabilities:
Checking accounts	$9,780	12	0.52%	$7,498	12	0.65%
Market rate savings accounts	65,952	129	0.79%	67,658	183	1.10%
Time deposits	81,631	414	2.06%	66,245	523	3.20%
Federal Home Loan Bank
advances and other borrowings	3,367	31	3.72%	6,377	55	3.51%
Total interest-bearing liabilities	160,730	586	1.48%	147,778	773	2.12%
Noninterest-bearing liabilities	21,126			17,209
Shareholders' equity	19,588			14,756
Total liabilities and shareholders' equity	$201,444			$179,743

Net interest income		1,687			1,327
Tax equivalent adjustment		(19)			(18)
Net interest income per		$1,668			$1,309
financial statements

Net interest margin
(Net yield on average earning assets)			3.52%			3.09%

The following table sets forth on a fully taxable-equivalent basis the effect of volume and rate changes on interest income and expense for the periods indicated.  For purposes of these tables, changes in interest due to volume and rate were determined as follows:

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2010

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2010 (continued)

Volume Variance is a change in volume multiplied by the previous year's rate.  Rate Variance is a change in rate multiplied by the previous year's volume.  Rate/Volume Variance is a change in volume multiplied by the change in rate.  This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

	Summary of Changes in
	Net Interest Income
	Three Months Ended
	March 31, 2010 vs. 2009
	Increase (Decrease) due to
	Volume	Rate	Net
($ in thousands)
Interest income:
Federal funds sold and other
short term funds	$-	$(10)	$(10)
Securities — taxable	(9)	(4)	(13)
Securities — tax exempt	5	-	5
Restricted stock	1	-	1
Loans	270	(80)	190
Total interest-earning assets	267	(94)	173

Interest expense:
Transaction accounts (NOW)	(3)	3	-
Market rate savings accounts	4	50	54
Time deposits	(74)	183	109
Federal Home Loan Bank
advances and other borrowings	28	(4)	24
Total interest-bearing liabilities	(45)	232	187
Change in net interest income	$222	$138	$360

Interest Income

Tax equivalent interest income increased 8.2% when comparing the quarter ended March 31, 2010 with the same period of 2009.

Interest and fee income on loans for the first quarter of 2010 was $2,132,000, an increase of $190,000 or 9.8% from $1,942,000 for the first quarter of 2009 primarily due to the increase in loan volume, partially offset by lower interest rates earned on loans.  Tax equivalent interest and dividend income from securities and short-term funds decreased 10.8% to $141,000 through the first quarter of 2010, from $158,000 in the same period in 2009 primarily due to lower rates earned on Federal funds sold and other short-term funds.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2010

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2010 (continued)

Interest Expense

Interest expense decreased 24.2% when comparing the quarter ended March 31, 2010 with the same period of 2009.  Total interest expense was $586,000 for the first quarter of 2010, compared to $773,000 in the same period of 2009.  Interest on deposits decreased 22.6%, to $556,000 in the first three months of 2010, from $718,000 in the same period of 2009.  The decrease in deposit interest expense was primarily due to lower rates paid on CDs, partially offset by increasing CD volume.  Interest on borrowings was $31,000 for the quarter ending March 31, 2010 compared to $55,000 for the first quarter of 2009 primarily due to a decrease in the average balance in FHLB advances in 2010 as compared to 2009.

Net Interest Margin

Net interest margin increased 43 bp to 3.52% in the first quarter of 2010 from 3.09% in the like period of 2009 primarily due to the increase in loan volume and the decrease in interest rates paid on deposits.

The yield on earning assets decreased 14 bp to 4.75% for the first quarter of 2010 compared to 4.89% in the same period of 2009.  In the first quarter of 2010, the yield on loans was 5.14%, down 20 bp from 5.34% in the first quarter of 2009.  The yield on loans is negatively impacted by the increase in loans placed on nonaccrual status because these loans are included in loans outstanding although they are not earning interest.

In the first quarter of 2010, the cost of interest-bearing deposits was 1.43%, down 63 bp from 2.06% in the like period in 2009.  This decrease reflects overall market interest rate decreases.  The overall cost of interest-bearing funds (deposits and borrowings) was 1.48% in the first quarter of 2010, compared with 2.12% in the same period of 2009.

Provision for Loan Losses

The provision for loan losses was $785,830 and $138,000 for the quarters ended March 31, 2010 and 2009, respectively, representing an increase of $647,830.  Refer to the discussion of the allowance for loan losses in the asset section of the Management’s Discussion and Analysis for detailed information related to the provision for loan losses.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2010

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2010 (continued)

Noninterest Income

Total noninterest income for the first quarter of 2010 was $145,000, an increase of 25.0% from $116,000 for the same period in 2009 primarily due to increases in rental income of $19,000 and in gains on sales of loans of $5,000.

In the 2010 quarter, the Company leased OREO properties to three tenants and rent income totaled $22,000 while in the 2009 quarter the Company leased OREO property to one tenant and rent income totaled $3,000. The increase in gains on loan sales is due to the sale of five mortgage loans totaling $1,073,000 for a total gain of $14,000 in the 2010 quarter compared to the sale of three mortgage loans totaling $490,000 for a total gain of $9,000 in the 2009 quarter.

Noninterest Expenses

Noninterest expenses were $1,388,000 for the first quarter of 2010, an increase of 9.1% over the $1,273,000 for the same period of 2009.  This increase is mainly attributable to an increase in collection and OREO expense of $48,000 related to the increase in nonaccrual loans and the cost to re-appraise properties securing such loans and the increase in directors fees of $35,000 related to extending stock options that would have expired in 2010 and 2011 for an additional five years.  Other, smaller increases in expenses related to growth and general price increases included salaries and benefits of $18,000, federal deposit insurance of $13,000 and professional fees of $11,000.  These increases were partially offset by a decrease in occupancy expense of $9,000.

Total other noninterest expense for the first quarter of 2010 and 2009 consisted of the following:

	Three months ended
	March 31,
	2010	2009
Supplies, printing and postage	$20,000	$21,000
Loan expenses	13,000	9,000
Dues and subscriptions	8,000	6,000
Travel and entertainment	7,000	7,000
Insurance	5,000	7,000
Telephone	5,000	7,000
Other	7,000	9,000
	$65,000	$66,000

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

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2010

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses.  As summarized in the Statement of Cash Flows, the main sources of cash flow are receiving deposits from customers and, to a lesser extent, proceeds from FHLB advances, borrowings, and repayment of principal and interest on loans and investments.  The primary uses of cash are lending to borrowers and, secondarily, investing in securities and short-term interest-earning assets.  Assets available to satisfy those needs include cash and due from banks, Federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities.  These assets are commonly referred to as liquid assets.  Liquid assets were $30,955,909 at March 31, 2010, compared to $28,887,826 at December 31, 2009.

If additional liquidity is needed, the Company has several possible sources which include obtaining additional Federal Home Loan Bank advances, purchasing federal funds, selling loans, and acquiring one-way buy CDARS, additional national market CDs or brokered deposits.  The Company also can borrow under various lines of credit.

As discussed previously, total shareholders’ equity decreased $190,000, to $19,293,000 at March 31, 2010 from $19,483,000 at December 31, 2009.  The decrease was due to net loss of $216,000 for the first quarter of 2010 and dividends on preferred stock of $64,000, partially offset by the $35,000 impact on paid-in capital of the extension of the expiration date of director stock options, proceeds of $4,000 from the Employee Stock Purchase Plan (resulting in 344 shares issued), and an increase of $51,000 in the net unrealized gains on available for sale securities.

The Company’s continued growth has required management and the Board to consider capital strategies to support that growth.  Traditional capital sources include issuing common or preferred stock or other capital instruments, but the market for these has diminished in the current economy.  Refer to Note 8 of the unaudited consolidated financial statements for more information regarding the Bank’s regulatory capital position.

The Company has a $2.0 million line of credit for capital purposes through an unaffiliated financial institution.  By borrowing against the line of credit and then investing the funds in the Bank as capital, the Company is able to help the Bank manage its capital ratios.  The Company had no outstanding balance on this line of credit at March 31, 2010 and December 31, 2009.

In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan.  A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date.  The Company filed an amended form S-8 Registration Statement on March 23, 2010 to increase the number of shares of authorized but unissued shares of stock allocated to the Plan. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions.  There are 16,250 shares of authorized but unissued shares of stock allocated to the Plan.  Because the Plan has been registered with the SEC, there are no restrictions on the resale of the stock, other than those applicable to “affiliates” as defined in Rule 144 of the Securities and Exchange Commission.  As of March 31, 2010, a total of 4,963 shares of common stock are held by 28 participants through the Plan.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2010

INTEREST RATE RISK

Management seeks to manage volatility caused by changes in market interest rates.

The Company’s results are, by their nature, sensitive to changes in interest rates, which can affect the Company’s net interest income and therefore its net income.

The primary source of interest rate risk in the Company’s balance sheet is repricing risk, which results from differences in the timing and velocity with which interest rates earned on assets or paid on liabilities can change in relation to market interest rates.

The Company’s balance sheet “gap” divides interest-bearing assets and liabilities into maturity and repricing categories, and measures the “gap” in each category.  From this perspective, at March 31, 2010 the Company was in a liability sensitive position in the one-year category, with $123.0 million in assets and $135.5 million in liabilities subject to repricing during the next year.  However, most of the assets reprice more rapidly than the liabilities (due to their respective contractual provisions).  Management has the ability to control the repricing on non-maturity deposits, such as checking and savings accounts.  A significant portion of the Company’s liabilities are Market Rate Savings accounts on which the Company generally sets the interest rate based on a national money market index.  However, in 2009 and the first quarter of 2010, management did not reduce the interest rates paid on Market Rate Savings accounts to the extent indicated by the index because the competitive banking environment in our market area would not have supported such low interest rates.

From an income statement perspective, based on the model utilized by the Company to analyze its interest rate sensitivity, the Company’s net interest income will benefit from an increase in interest rates, since interest income will increase more rapidly than interest expense.   The model indicates that if market interest rates were to experience an immediate increase of 100 bp or 200 bp, the company’s net interest income would increase by approximately 3.7% and 7.3%, respectively.  Modeling for a 100 bp decrease in interest rates is not meaningful, due to the current rate environment.   Modeling interest rate sensitivity is highly dependent on numerous assumptions used in the modeling process, and actual changes in interest income and expense may be different than projected.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2010

CRITICAL ACCOUNTING POLICIES

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and recoveries and decreased by charge-offs.  Management estimates the level of the provision for loan losses and the allowance balance by considering its historical loss experience, the nature, volume and risk characteristics in the loan portfolio, information about specific borrower circumstances and estimated collateral values, economic conditions and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.  Loan losses are charged against the allowance when management believes the loan balance cannot be collected.  Loan quality is monitored on a monthly basis by management and at least twice annually by an independent third party.  The Company’s Loan Review Committee, which is comprised of three independent members of the Company’s Board of Directors, is responsible for reviewing the results of this independent third party assessment and monitoring the credit quality of the loan portfolio.

WESTERN RESERVE BANCORP, INC.
CONTROLS AND PROCEDURES
March 31, 2010

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2010, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
March 31, 2010

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1a.	Risk Factors	Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Removed and Reserved

Item 5.	Other Information	None

Item 6 – Exhibits

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
March 31, 2010

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

10.1
Employment Agreement of Edward J. McKeon Dated December 15, 2005, as amended November 19, 2009. (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 19, 2005 and the Company’s Report on Form 8-K filed with the Commission on November 25, 2009)
*

10.2
Lease Agreement by and between Michael Rose DBA Washington Properties and Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 31, 1999)
*

10.3
Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of August 21, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on August 26, 2008)
*

10.4
Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June 18, 2001, as amended February 20, 2002 and November 19, 2009 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003 and Company’s Report on Form 8-K filed with the Commission on November 25, 2009)
*

10.5
Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June 18, 2001, as amended February 20, 2002 and November 19, 2009 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003 and the Company’s Report on Form 8-K filed with the Commission on November 25, 2009)
*

10.6
Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May 5, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)
*

10.7
Western Reserve Bank Supplemental Executive Retirement Plan, Amended and restated as if December 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 27, 2006)
*

10.8	Western Reserve Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Form S-8 filed with the Commission on March 23, 2010)	*

10.9
Lease Agreement by and between Western Reserve of Brecksville, LLC and Western Reserve Bank (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2005)
*

*   Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
March 31, 2010

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
*

11	Statement re: Computation of Per Share Earnings (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on May 17, 2010)	*

14	Western Reserve Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2004)	*

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
March 31, 2010

Exhibit No.	Description of Exhibits

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

*   Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Quarter ended March 31, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.

Date: May 17, 2010	By:	/s/ Edward J. McKeon
Edward J. McKeon
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Cynthia A. Mahl
Cynthia A. Mahl
Executive Vice President/Chief Financial
Officer
(Principal Financial Officer)