Form 10-Q
period 2010-06-30
WESTERN RESERVE BANCORP INC
filed 2010-08-13
CIK 1051473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such items).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

585,419 shares of common stock, no par value, $1.00 stated value as of August 13, 2010.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Six months ended June 30, 2010

		Page
PART I—Financial Information

ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3

	Consolidated Statements of Income for the three- and six-month periods ended June 30, 2010 and 2009	4

	Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2010 and 2009	5

	Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2010 and 2009	6

	Notes to Consolidated Financial Statements	7

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	N/A

ITEM 4T	CONTROLS AND PROCEDURES	33

PART II—Other Information		34

SIGNATURES		38

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from financial institutions	$2,926,074	$2,657,830
Interest-bearing deposits in other financial institutions	24,784,682	15,005,771
Federal funds sold	139,000	515,000
Cash and cash equivalents	27,849,756	18,178,601

Securities available for sale	9,614,215	10,019,225
Loans held for sale	1,069,273	690,000
Loans, net of allowance of $3,058,200 and $2,316,715	161,239,364	164,860,130
Restricted stock	966,100	826,900
Other real estate owned	1,019,583	1,067,814
Premises and equipment, net	1,011,905	950,848
Bank owned life insurance	2,384,364	2,334,187
Prepaid Federal Deposit Insurance Corporation premiums	839,962	971,938
Accrued interest receivable and other assets	2,192,871	2,033,310
	$208,187,393	$201,932,953

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$21,000,423	$22,789,030
Interest-bearing	164,263,868	155,453,259
Total deposits	185,264,291	178,242,289

Federal Home Loan Bank advances	1,900,000	3,400,000
Short-term secured borrowings	1,134,386	-
Accrued interest payable and other liabilities	789,604	807,324
Total Liabilities	189,088,281	182,449,613

Shareholders' Equity
Cumulative preferred stock, no par value, $1,000 liquidation value:
Series A, fixed rate, 4,700 shares authorized and issued at June 30, 2010 and December 31, 2009	4,700,000	4,700,000
Discount on Series A preferred stock	(234,660)	(264,939)
Series B, fixed rate, 235 shares authorized and issued at June 30, 2010 and December 31, 2009	235,000	235,000
Premium on Series B preferred stock	22,896	25,850
Common stock, no par value, $1 stated value, 1,500,000 shares authorized, 585,419 and 584,727 shares issued and outstanding as of June 30, 2010 and December 31, 2009	585,419	584,727
Additional paid-in capital	9,975,598	9,933,257
Retained earnings	3,503,584	4,036,186
Accumulated other comprehensive income	311,275	233,259
Total Shareholders' Equity	19,099,112	19,483,340
	$208,187,393	$201,932,953

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$2,151,507	$1,995,809	$4,283,431	$3,937,563
Securities:
Taxable	54,081	69,108	112,109	139,845
Tax exempt	44,460	41,629	88,843	83,174
Dividends on restricted stock	11,148	9,277	21,502	18,404
Federal funds sold and short-term investments	14,261	16,983	23,620	36,294
	2,275,457	2,132,806	4,529,505	4,215,280
Interest expense
Deposits	556,221	682,505	1,111,831	1,400,664
Borrowings	20,395	34,024	51,264	89,191
	576,616	716,529	1,163,095	1,489,855
Net interest income	1,698,841	1,416,277	3,366,410	2,725,425
Provision for loan losses	781,699	344,000	1,567,529	482,000
Net interest income after provision for loan losses	917,142	1,072,277	1,798,881	2,243,425
Noninterest income
Service charges on deposit accounts	46,878	50,370	97,942	99,451
Net gains on sales of loans	14,363	853	28,668	9,896
Other	73,616	63,751	153,785	122,077
	134,857	114,974	280,395	231,424
Noninterest expense
Salaries and employee benefits	589,856	643,146	1,224,802	1,259,817
Occupancy and equipment	226,888	227,857	442,360	452,321
Federal deposit insurance	76,395	155,083	148,240	214,017
Data processing	94,523	90,593	188,177	184,500
Professional fees	61,380	49,307	128,629	105,963
Taxes other than income and payroll	48,466	46,760	98,631	95,254
Directors' fees	36,500	38,250	105,635	72,050
Collection and other real estate owned	32,671	17,584	113,986	50,672
Marketing and advertising	26,455	18,752	50,703	46,389
Community relations and contributions	22,655	28,341	37,595	40,879
Other	113,288	83,752	178,528	150,140
	1,329,077	1,399,425	2,717,286	2,672,002
Income (loss) before income taxes	(277,078)	(212,174)	(638,010)	(197,153)
Income tax expense (benefit)	(116,311)	(92,072)	(260,808)	(107,714)
Net income (loss)	$(160,767)	$(120,102)	$(377,202)	$(89,439)
Preferred stock dividends and amortization, net	77,700	38,849	155,400	38,849
Net income (loss) available to common shareholders	$(238,467)	$(158,951)	$(532,602)	$(128,288)

Earnings (loss) per common share:
Basic	$(0.41)	$(0.27)	$(0.91)	$(0.22)
Diluted	$(0.41)	$(0.27)	$(0.91)	$(0.22)

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$(160,767)	$(120,102)	$(377,202)	$(89,439)
Other comprehensive income, net of tax:
Unrealized gains on securities arising during the period	27,128	(49,447)	78,016	1,573
Comprehensive income	$(133,639)	$(169,549)	$(299,186)	$(87,866)

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$(377,202)	$(89,439)
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,567,529	482,000
Depreciation	77,927	93,291
Net accretion of securities	(5,522)	(7,664)
Stock-based compensation	35,748	1,201
Loans originated for sale	(1,125,600)	(574,300)
Proceeds from sales of loan originations	1,844,268	584,196
Gains on sales of loans	(28,668)	(9,896)
Loss on disposal of fixed assets	3,408	-
Increase in cash surrender value of bank owned life insurance	(50,177)	(51,094)
Net change in other assets and other liabilities	54,421	(24,158)
Net cash from operating activities	1,996,132	404,137

Cash flows from investing activities
Available for sale securities:
Purchases	(270,880)	(1,540,746)
Maturities, repayments and calls	799,618	634,292
Purchase of restricted stock	(139,200)	(53,500)
Net increase in interest-bearing deposits in other banks	-	(2,000,000)
Net decrease (increase) in loans	892,279	(13,095,631)
Purchases of premises and equipment	(142,392)	(69,166)
Net cash from investing activities	1,139,425	(16,124,751)

Cash flows from financing activities
Net increase in deposits	7,022,002	12,376,244
Net (repayment) proceeds on line of credit	-	(500,000)
Net repayment of FHLB advances	(1,500,000)	(3,100,000)
Net increase in secured borrowings	1,134,386	-
Net proceeds from issuance of preferred stock	-	4,661,756
Dividends on preferred stock	(128,075)	-
Proceeds from issuance of common stock under ESPP	7,285	13,905
Net cash from financing activities	6,535,598	13,451,905

Change in cash and cash equivalents	9,671,155	(2,268,709)
Cash and cash equivalents at beginning of period	18,178,601	21,302,463
Cash and cash equivalents at end of period	$27,849,756	$19,033,754

Supplemental cash flow information:
Interest paid	$1,163,336	$1,492,521
Income taxes paid	35,000	-

Supplemental disclosure of noncash investing activities:
Transfer from loans to other real estate owned	$-	$-
Transfer from loans to other repossessed assets	91,685	-

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

Nature of Business: The Bank offers a full range of traditional banking services through full-service offices in Medina, Brecksville and a lending office in Wooster, Ohio, to consumers and businesses located primarily in Medina, Cuyahoga, Wayne and surrounding counties.  All of the financial services provided by the Bank are considered by management to be aggregated in one reportable operating segment, commercial banking.

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
June 30, 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Common Share: Basic earnings per common share equal net income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options.  Earnings per common share are computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(160,767)	$(120,102)	$(377,202)	$(89,439)
Preferred stock dividends and amortization, net	(77,700)	(38,849)	(155,400)	(38,849)
Net income (loss) available to common shareholders	(238,467)	(158,951)	(532,602)	(128,288)
Denominator:
Denominator for basic earnings per share available to common shareholders-weighted average shares	585,075	583,950	584,904	583,645
Effect of dilutive shares:
Nonqualified stock options	-	-	-	-
Denominator for diluted earnings per share available to common shareholders	585,075	583,950	584,904	583,645
Basic earnings (loss) per common share	$(0.41)	$(0.27)	$(0.91)	$(0.22)
Diluted earnings (loss) per common share	$(0.41)	$(0.27)	$(0.91)	$(0.22)
Stock options not considered in computing diluted earnings per common share because they were antidilutive	98,137	106,136	98,137	106,136

Income Taxes:  The provision for income tax for the first six months of 2010 was a benefit of $260,808 on pre-tax loss of $638,010 as compared to a benefit of $107,714 on pre-tax loss of $197,153 for the same period a year ago.  The provision for federal income tax differs from pretax net income (loss) multiplied by the Company’s effective tax rate due to the Company’s tax exempt income which remained relatively consistent with the first six months of the prior year.  The Company and its subsidiary file consolidated income tax returns.

Reclassifications: For comparative purposes, certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of New Accounting Standards:  In January 2010, the Financial Accounting Standards Board (FASB) issued guidance increasing fair value disclosure and to clarify some existing disclosure requirements about fair value measurement.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  These new disclosure requirements were adopted by the Company during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  With respect to the portions of this amendment that were adopted during the current period, the adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.  The Company believes that the adoption of the remaining portion of this amendment will not have a significant impact on the consolidated financial statements.

In July 2010, the FASB issued a statement which expands disclosures about credit quality of financing receivables and the allowance for credit losses.  The standard will require the Company to expand disclosures about the credit quality of loans and the related reserves against them.  The additional disclosures will include details on past due loans, credit quality indicators and modifications of loans.  The statement is effective for interim and annual reporting periods after December 15, 2010.  The Company will include these disclosures beginning with its December 31, 2010 consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2010
Mortgage-backed residential	$4,252,658	$299,238	$-	$4,551,896
Municipal	4,889,929	172,390	-	5,062,319
	$9,142,587	$471,628	$-	$9,614,215

December 31, 2009
Mortgage-backed residential	$5,048,768	$215,372	$-	$5,264,140
Municipal	4,617,035	141,682	(3,632)	4,755,085
	$9,665,803	$357,054	$(3,632)	$10,019,225

All mortgage-backed securities are residential mortgage-backed securities issued by U.S. government-sponsored entities.

The amortized cost and fair value of debt securities at June 30, 2010 by contractual maturity were as follows.  Mortgage-backed securities which are not due at a single maturity date are shown separately.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair Value
Due in less than one year	$200,051	$202,108
Due from one to five years	1,008,581	1,056,226
Due from five to ten years	3,281,300	3,400,793
Due from ten to fifteen years	399,997	403,192
Mortgage-backed residential	4,252,658	4,551,896
	$9,142,587	$9,614,215

At June 30, 2010, there were no securities that had been in a continuous unrealized loss position for over twelve months.  At December 31, 2009, one municipal security with a value of $220,527 and an unrealized loss of $3,632 had been in a continuous unrealized loss position for less than twelve months and no other securities were in an unrealized loss position.  Management had the intent and ability to hold the security that was in an unrealized loss position at year-end for the foreseeable future and did not believe it was likely the Company would be required to sell the security before recovery of its amortized cost.  Timely repayment of principal and interest on mortgage-backed securities held by the Company is guaranteed by the U. S. government sponsored enterprise issuers.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

NOTE 3 - LOANS

Loans at June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009
Commercial real estate	$106,716,541	$105,923,291
Commercial construction	5,319,009	6,319,927
Commercial business	34,133,288	37,080,078
Home equity	10,875,890	10,211,566
Residential mortgage and construction	841,018	933,687
Consumer and other loans	4,390,524	4,096,687
Purchased auto loans	2,009,752	2,589,488
Other	11,542	22,121
	164,297,564	167,176,845
Less allowance for loan losses	3,058,200	2,316,715
	$161,239,364	$164,860,130

Activity in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Beginning balance	$2,322,328	$1,824,551	$2,316,715	$1,743,470
Provision for loan losses	781,699	344,000	1,567,529	482,000
Loans charged off	(46,121)	(82,391)	(827,694)	(140,330)
Recoveries	294	2,409	1,650	3,429
Ending balance	$3,058,200	$2,088,569	$3,058,200	$2,088,569

At June 30, 2010 and December 31, 2009, loans totaling $4,234,446 and $3,698,621, respectively, were in nonaccrual status.  There were no loans more than 90 days past due and still accruing at June 30, 2010 or December 31, 2009.  At June 30, 2010 there were $3,654,542 in restructured loans not included in nonaccrual loans, and $2,366,050 in restructured loans included in nonaccrual loans, all of which are considered impaired. At December 31, 2009 there were $1,834,245 in restructured loans not included in nonaccrual loans, and $1,723,982 in restructured loans included in nonaccrual loans, all of which were considered impaired.  The restructured loans still on accrual status were performing in accordance with their modified terms.

Loans individually considered impaired were as follows:

	June 30,	December 31,
	2010	2009
Loans considered impaired
With no allocated allowance for loan losses	$2,932,923	$3,322,718
With an allocated allowance for loan losses	4,940,124	2,103,343
	$7,873,047	$5,426,061

Amount of the allowance for loan losses allocated	$719,604	$361,000

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

NOTE 4 - DEPOSITS

Interest-bearing deposits at June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009
Interest-bearing checking	$9,823,535	$9,772,226
Savings	39,751,864	37,132,223
Money market	32,646,909	29,107,414
Time under $100,000	32,637,925	34,499,050
Time $100,000 and over	49,403,635	44,942,346
	$164,263,868	$155,453,259

At June 30, 2010 and December 31, 2009, the Bank had $18,636,124 and $19,356,801, respectively, in national market certificates of deposit, primarily in amounts that qualify for FDIC insurance coverage.

NOTE 5—FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Federal Home Loan Bank (FHLB) advances were $1,900,000 and $3,400,000 at June 30, 2010 and December 31, 2009, respectively.  The advances at June 30, 2010 are collateralized by approximately $54,644,000 of loans secured by real estate and $488,000 of FHLB stock under a blanket lien agreement.  As of June 30, 2010 the Company’s available borrowing capacity with the FHLB was $15,550,000, subject to the acquisition of additional shares of FHLB stock.

The Company has a line of credit agreement with another financial institution to obtain funding to provide capital and liquidity to the Bank as needed.  This credit line was $5,000,000 at June 30, 2010, with up to $2,000,000 for the purpose of providing additional capital to the Bank as needed, and up to $3,000,000 for liquidity purposes.  The interest rate on the line is variable, at 75 basis points (bp) below the prime rate or LIBOR plus 1.75%, at the Company’s option at the time the line is drawn, however the interest rate shall not be less than 4.20%.  The line is secured by 100% of the stock of the Bank.  In July 2009, the line was renewed and modified, with a maturity of July 1, 2011.  There were no funds drawn on the line of credit at June 30, 2010 or December 31, 2009.

There are certain covenants on the line relating to the Company’s and the Bank’s operating performance and capital status.  As of June 30, 2010, the Company and the Bank were in compliance with all but one of these covenants. The Bank’s ratio of nonperforming loans, defined as nonaccruing loans and loans delinquent 90 days or more, to total assets was 2.03% at June 30, 2010, above the covenant of 1.50% or less.  The Company is in the process of renegotiating and renewing the loan agreement including the reduction of the amount available on the liquidity line from $3 million to $1 million, the revision of several covenants and the waiver of all prior covenant exceptions.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

NOTE 5—FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS (continued)

The Company has the ability to borrow under various other credit facilities that totaled $3,851,000 at June 30, 2010.  Of this amount, $1,000,000 is available for short-term borrowing under an unsecured federal funds line through a correspondent bank at overnight borrowing rates and $2,850,000 is available from another correspondent bank secured by the Company’s unpledged securities.

NOTE 6 – STOCK COMPENSATION PLAN

The following is the stock option activity for the period indicated:

	Six months ended June 30, 2010
	Shares	Weighted Average Exercise Price

Options outstanding, beginning of period	104,387	$18.62
Forfeited	(6,250)	18.00
Exercised	-	-
Granted	-	-

Options outstanding, end of period	98,137	$18.65

Options exercisable, end of period	97,012	$18.56

Intrinsic value is defined as the excess of the price of the Company’s stock over the exercise price of the option.  The market price of the Company’s stock was less than the exercise price of the options outstanding at June 30, 2010; therefore there was no intrinsic value of the options outstanding and exercisable at June 30, 2010.

In the first quarter of 2010, the Company extended the expiration date for an additional five years of 31,500 stock options expiring on April 11, 2010 and 10,000 stock options expiring March 15, 2011 previously issued to directors.  The Company accounted for the extensions under the guidance for stock-based compensation and recognized a charge to income of $35,035. The related income tax benefit was $11,912.  The impact of the extension of the expiration date of director options also increased paid-in capital by $35,000.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities:  The fair values for securities available for sale are determined by quoted market prices, if available (Level 1).  For securities where quoted market prices are not available, fair values are calculated based on matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).

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

Other Real Estate Owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell.  Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification.  In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

NOTE 7 – FAIR VALUE (continued)

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level One)	(Level Two)	(Level Three)
June 30, 2010
Assets and liabilities measured at fair value:
• on a recurring basis:
Investment securities available for sale
Mortgage-backed residential	$-	$4,551,896	$-
Municipal	-	5,062,319	-

• on a nonrecurring basis:
Impaired loans	-	-	2,486,152
Other real estate owned			1,019,583

December 31, 2009
Assets and liabilities measured at fair value
• on a recurring basis:
Investment securities available for sale
Mortgage-backed residential	-	5,264,140	-
Municipal	-	4,755,085	-

• on a nonrecurring basis:
Impaired loans	-	-	1,742,343

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had an unpaid principal balance of $3,199,240 with valuation allowances of $713,088 at June 30, 2010, resulting in an additional provision for loan losses of approximately $487,000 for the six months ending June 30, 2010.  At December 31, 2009, impaired loans had a principal balance of $2,103,343, with a valuation allowance of $361,000.  Impairment charges of $302,000 were recorded through the provision for loan losses in the six months ended June 30, 2009.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $1,019,583, which is made up of the outstanding balance of $1,067,514, net of a valuation allowance of $47,931 at June 30, 2010, resulting in a write-down of $47,931 for the six months ended June 30, 2010.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

NOTE 7 – FAIR VALUE (continued)

The carrying amounts and estimated fair values of financial instruments, at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$27,849,756	$27,850,000	$18,178,601	$18,179,000
Securities available for sale	9,614,215	9,614,000	10,019,225	10,019,000
Loans, net of allowance	161,239,364	161,309,000	164,860,130	164,395,000
Loans held for sale	1,069,273	1,069,000	690,000	697,000
Accrued interest receivable	483,596	484,000	491,845	492,000

Demand and savings deposits	(103,222,731)	(103,223,000)	(98,800,893)	(98,801,000)
Time deposits	(82,041,560)	(81,273,000)	(79,441,396)	(79,453,000)
Federal Home Loan Bank advances	(1,900,000)	(1,931,000)	(3,400,000)	(3,401,000)
Short-term secured borrowings	(1,134,386)	(1,134,386)	-	-
Accrued interest payable	(115,832)	(116,000)	(116,073)	(116,000)

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

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

NOTE 8 – REGULATORY CAPITAL MATTERS

During the six months ended June 30, 2010 the Bank had two intercompany transactions with its Holding Company: 1) $4.0 million in subordinated debt which qualified as Tier-two regulatory capital at December 31, 2009 was repaid to the Holding Company and 2) of the $4.0 million repaid, the Holding Company downstreamed $3.5 million to the Bank as paid-in capital which qualified as Tier-one regulatory capital on June 30, 2010.

At June 30, 2010 and December 31, 2009, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:
	Western Reserve Bank		Minimum to be considered	Minimum required for capital
	June 30, 2010	December 31, 2009	well- capitalized	adequacy purposes

Tier 1 “core” capital to risk-weighted assets	10.9%	8.7%	6.0%	4.0%
Total capital to risk-weighted assets	12.1%	12.3%	10.0%	8.0%
Tier 1 leverage ratio	8.8%	7.7%	5.0%	4.0%

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2010

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at June 30, 2010, to that of December 31, 2009, and the results of operations for the three and six months ended June 30, 2010 and 2009.  You should read this discussion in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Assets

Total assets as of June 30, 2010 increased 3.1% to $208,187,000 compared with $201,933,000 at December 31, 2009.

Cash and cash equivalents increased $9,671,000 to $27,850,000, or 53.2%, from $18,179,000 at year-end 2009.  This increase was the result of an increase in deposits of $7,022,000 combined with a decrease in loans of $2,879,000 during the same period.

As of June 30, 2010, there were approximately $4,552,000 in mortgage-backed securities and $5,062,000 in tax-exempt municipal bonds in the available-for-sale securities portfolio.  These totals include the effect of unrealized gains of $472,000 in the available-for-sale securities portfolio as of June 30, 2010.  Municipal bonds generally have maturities of up to fifteen years.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2010

FINANCIAL CONDITION (continued)

Loans before the allowance for loan losses decreased $2.9 million to $164,298,000 at June 30, 2010, compared with $167,177,000 at December 31, 2009.   The Company has traditionally focused on growth in the loan portfolio and making loans to qualified borrowers remains a tenet of the Company’s business model.  However, in 2010 management expects the Company’s focus on growth will be less than in prior years in response to the continuing weak economy and its negative impact on some borrowers and potential borrowers.

As of June 30, 2010, commercial loans totaled $146,169,000, or 89.0% of total loans.  Home equity lines and residential real estate loans totaled $11,717,000, or 7.1% of total loans and consumer and other loans totaled $6,412,000, or 3.9% of total loans.

The Company’s loan-to-deposit ratio decreased to 88.7% at June 30, 2010, compared to 93.8% at December 31, 2009.  The Company’s loan-to-assets ratio also decreased in the first six months of 2010, to 78.9% at June 30, 2010 from 82.8% at December 31, 2009.  The growth in total assets of $6.3 million was primarily due to an increase in interest bearing deposits at other financial institutions of $9.7 million partially offset by a decrease in loans, net of the allowance for loan losses of $3.6 million.  Management anticipates that the loan-to-deposit ratio for the remainder of 2010 will be approximately 85% to 90% and the loan-to-assets ratio will be approximately 75% to 85%.

Of the total loans at June 30, 2010, approximately $121,703,000 or 74.1% are at a variable interest rate, and $42,595,000 or 25.9% are at a fixed interest rate.  Including scheduled principal repayments, approximately $107,469,000, or 65.4%, of loans mature or are scheduled to reprice within twelve months.  An additional $55,190,000 or 33.6% of loans mature or are scheduled to reprice within five years.

The Company sold the guaranteed portion of five Small Business Administration (SBA) loans in the first half of 2010.  The sold portion of these loans is carried as loans held for sale until the 90-day warranty period has expired in accordance with accounting guidance on transfers of financial assets. The funds received are carried as a secured liability. The Bank expects to recognize a gain of approximately $65,000 on these loan sales in the third quarter of 2010.

The allowance for loan losses is maintained at a level considered by management to be adequate to cover probable incurred credit losses in the loan portfolio.  Management’s determination of the appropriate provision for loan losses and the adequacy of the allowance for loan losses is based on the Company’s historical losses adjusted for environmental factors which management believes are representative of the probable expected loss experience of the Company.  Other factors considered by management include the composition of the loan portfolio, economic conditions, the creditworthiness of the Company’s borrowers and other related factors.  The Company’s loan loss methodology provides larger allowances for loans with risk grades indicating increased risk characteristics.  The provision for loan losses was $1,567,529 and $482,000 for the six months

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2010

FINANCIAL CONDITION (continued)

ended June 30, 2010 and 2009, respectively, representing an increase of $1,085,529.  Management believes the allowance for loan losses at June 30, 2010, is adequate to absorb probable incurred losses in the loan portfolio.

The allowance for loan losses and related information for the six months ended June 30, 2010 is included in the following table.

	Commercial Real Estate	Commercial & Industrial	Residential	Consumer	Total
Beginning Balance	$1,672,075	$530,223	$53,661	$60,756	$2,316,715
Charge-offs	(29,305)	(766,894)	(6,785)	(24,710)	(827,694)
Recoveries	-	294	1,332	24	1,650
Provisions	622,486	906,224	35,711	3,108	1,567,529
Ending Balance	$2,265,256	$669,847	$83,919	$39,178	$3,058,200

Components of the Allowance for Loan Losses:
General allowance	$1,649,646	$565,853	$83,919	$39,178	$2,338,596
Special allowance	615,610	103,994	-	-	719,604
Subtotal	$2,265,256	$669,847	$83,919	$39,178	$3,058,200

Loans evaluated for impairment at period-end:
Individually	$7,145,135	$727,912	N/A	N/A	$7,873,047
Collectively	N/A	N/A	-	15,961	15,961

In the first six months of 2010, loans totaling $828,000 were charged off and $2,000 was recovered on loans previously charged off.  In the like period in 2009, loans totaling $140,000 were charged off and $3,000 was recovered on loans previously charged off. The allowance for loan losses was 1.86% and 1.39% of total loans at June 30, 2010 and December 31, 2009, respectively.  At June 30, 2010, $720,000 or 23.53% of the allowance for loan losses was allocated to impaired loan balances individually.  At December 31, 2009, $361,000 or 15.58% of the allowance for loan losses was allocated to impaired loan balances individually.

At June 30, 2010, thirty-seven loans to sixteen borrowers totaling $4,234,466 were in nonaccrual status, compared to twenty-six loans to sixteen borrowers totaling $3,698,621 at year-end 2009.  At June 30, 2010, there were ten loans to five borrowers not on nonaccrual status totaling $3,654,542 classified as troubled debt restructurings (“TDR”) because a concession had been granted based on the borrowers’ financial difficulty.  At December 31, 2009, there were eight loans to two borrowers not on nonaccrual status totaling $1.8 million classified as TDRs.  The TDR loans were making payments in accordance with their modified terms at June 30, 2010 and December 31, 2009.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2010

FINANCIAL CONDITION (continued)

The Company is making every reasonable effort to work with its borrowers who are experiencing financial difficulty, many of whom have been customers for several years and have been hurt by the recessionary economic conditions.

Information related to the Company’s credit risk profile by internally assigned grade at June 30, 2010, is included in the following table.

	Commercial Real Estate	Commercial & Industrial	Residential	Consumer	Total
Grade:
Pass	$81,748,695	$29,143,384	$11,716,908	$6,395,857	$129,004,844
Watch	8,450,691	835,064			9,285,755
Special mention	8,509,363	797,014			9,306,377
Substandard	6,181,666	2,629,914			8,811,580
Nonaccruing and troubled debt restructurings	7,145,135	727,912	-	15,961	7,889,008
Total	$112,035,550	$34,133,288	$11,716,908	$6,411,818	$164,297,564

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

In the second quarter of 2010, compared to the first quarter of 2010, commercial real estate loans graded lower than “pass” increased by $7.5 million, while commercial and industrial loans graded lower than “pass” increased by $1.1 million.  During the second quarter, as the Company received and reviewed financial information from its borrowers, management downgraded certain loans.  As a result, additional amounts were set aside in the allowance for loan losses to reflect the increased potential risk of loss in those loans.

The Company’s past due loans are very low, with only $146,000 in delinquent loans (excluding loans on nonaccrual status).  Delinquent loans by type and number of days delinquent at June 30, 2010 are included in the table below.

	Commercial Real Estate	Commercial & Industrial	Residential	Consumer	Total
Number of days past due on accruing loans:
31 to 60	$-	$-	$-	$38,251	$38,251
61 to 90	107,711	-	-	-	107,711
Over 90	-	-	-	-	-

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2010

FINANCIAL CONDITION (continued)

At June 30, 2010, the Company’s other real estate owned (OREO) totaled $1,020,000 and consisted of two commercial real estate properties.  This amount represents the fair value of each property reduced by management’s estimate of anticipated costs to market and sell the property.  The Company entered into lease arrangements for the OREO properties in 2009 resulting in rental income of $32,553 and $12,100 in the first six months of 2010 and 2009, respectively.  The lessee of one of the properties has the right to purchase the property during the three-year lease term.  The other OREO property is leased on a short-term basis.

Liabilities

Deposits were $185,264,000 at June 30, 2010, an increase of 3.9% from the $178,242,000 at December 31, 2009.  Deposits at June 30, 2010 consisted of:

Type of deposit	Balance	% Total
Noninterest-bearing checking	$21,000,000	11.3%
Interest-bearing checking	9,824,000	5.3%
Variable rate savings/money market (Market Rate Savings Accounts)	72,399,000	39.1%
Time deposits	82,041,000	44.3%
Total	$185,264,000	100.0%

Included in the time deposits total at June 30, 2010 and December 31, 2009 were $18,636,000 and $19,357,000, respectively, of national market CDs, primarily from other banks and credit unions, in amounts that qualify for FDIC insurance, with original terms ranging from nine months to five years, and rates ranging from 0.75% to 4.90%.  As of June 30, 2010, the weighted average interest rate paid on these CDs was 2.05% and the weighted average remaining maturity was 14.6 months.  Although management believes these CDs were obtained at market rates at the time they were originated, they may be more vulnerable to price sensitivity than local deposits.

The Brecksville office, which opened in October 2004, continues to meet management’s expectations in terms of loan and deposit growth.  At June 30, 2010, that location’s total loans were $28,713,000 and total deposits were $48,607,000.  Approximately 54% of Brecksville’s deposits are in lower cost Market Rate Savings Accounts.

Federal Home Loan Bank (FHLB) advances decreased to $1.9 million at June 30, 2010 from $3.4 million at year-end 2009.  FHLB advances totaling $1,500,000 matured and were repaid in the first six months of 2010.   FHLB advances are collateralized by loans secured by real estate under a blanket lien agreement.  At June 30, 2010 the Company’s available borrowing capacity with the FHLB was $15.6 million, subject to the acquisition of additional shares of FHLB stock.

Please refer to Note 5 and the discussion in this report, under the caption “Liquidity and Capital Resources,” for more information about the Company’s additional sources of funding.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2010

Shareholders’ Equity

Total shareholders’ equity decreased $384,000 to $19,099,000 at June 30, 2010, from $19,483,000 at December 31, 2009.  This decrease was a result of net loss of $377,000 for the first six months of 2010 and dividends on preferred stock of $128,000, partially offset by the $35,000 impact on paid-in capital of the extension of the expiration date of director stock options, the issuance of $7,000 of common stock under the Employee Stock Purchase Plan, and the increase in the fair value of available-for-sale securities, net of tax, of $78,000.

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2010

Overview

Net loss for the first six months of 2010 was $377,000, a larger loss of $288,000 from the $89,000 net loss in the same period in 2009 primarily due to an increase in the provision for loan losses of $1,086,000, partially offset by a $641,000 increase in net interest income.  Net loss available to common shareholders for the first six months of 2010 was $533,000, or $0.91 loss per basic and diluted share after preferred stock dividends of $128,000 and the amortization of premiums of $27,000 in the first six months of 2010.  Net loss available to common shareholders was $128,000 or $0.22 per basic and diluted share for the first six months of 2009.

Net Interest Income

Net interest income before the provision for loan losses in the first six months of 2010 was $3,366,000, an increase of $641,000, or 23.5%, from the $2,725,000 earned in the same period of 2009.  Net interest income increased for the first six months of 2010 from the comparable period of 2009 primarily due to the increase in loan volume combined with the decrease in interest rates on time deposits.  Net interest margin was 3.49% for the six months ended June 30, 2010, representing an increase of 39 basis points (bp) from the 3.10% for the like period in 2009.

The following table illustrates the average balances and annualized interest rates for the six months ended June 30, 2010 and 2009.  Loans on nonaccrual status are included in the average loan balance.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2010

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2010 (continued)
	Six months ended			Six months ended
	June 30, 2010			June 30, 2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
($ in thousands)
Interest-earning assets:
Federal funds sold and other short term funds	$19,164	$24	0.25%	$19,026	$36	0.38%
Securities — taxable	4,919	112	4.84%	5,754	140	5.09%
Securities — tax exempt	4,787	129	5.63%	4,417	119	5.64%
Restricted stock	897	21	4.83%	761	18	4.88%
Loans	167,022	4,283	5.17%	149,605	3,938	5.31%
Total interest-earning assets	196,789	4,569	4.68%	179,563	4,251	4.77%
Noninterest earning assets	7,583			5,778
Total assets	$204,372			$185,341

Interest-bearing liabilities:
Checking accounts	$9,885	25	0.50%	$7,889	25	0.63%
Market rate savings accounts	68,388	265	0.78%	69,151	342	1.00%
Time deposits	82,333	822	2.01%	69,195	1,034	3.01%
Federal Home Loan Bank advances and other borrowings	2,789	51	3.71%	5,004	89	3.59%
Total interest-bearing liabilities	163,395	1,163	1.44%	151,239	1,490	1.99%
Noninterest-bearing liabilities	21,686			18,154
Shareholders' equity	19,291			15,948
Total liabilities and shareholders' equity	$204,372			$185,341

Net interest income		3,406			2,761
Tax equivalent adjustment		(40)			(36)
Net interest income per financial statements		$3,366			$2,725

Net interest margin
(Net yield on average earning assets)			3.49%			3.10%

The following table sets forth on a fully taxable-equivalent basis the effect of volume and rate changes on interest income and expense for the periods indicated.  For purposes of these tables, changes in interest due to volume and rate were determined as follows:

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2010

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2010 (continued)

Volume Variance is a change in volume multiplied by the previous year's rate.  Rate Variance is a change in rate multiplied by the previous year's volume.  Rate/Volume Variance is a change in volume multiplied by the change in rate.  This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

	Summary of Changes in
	Net Interest Income
	Six months ended
	June 30, 2010 vs. 2009
	Increase (Decrease) due to
	Volume	Rate	Net
($ in thousands)
Interest income:
Federal funds sold and other short term funds	$-	$(12)	$(12)
Securities — taxable	(21)	(7)	(28)
Securities — tax exempt	10	-	10
Restricted stock	3	-	3
Loans	434	(89)	345
Total interest-earning assets	426	(108)	318

Interest expense:
Transaction accounts (NOW)	(6)	6	-
Market rate savings accounts	4	73	77
Time deposits	(151)	363	212
Federal Home Loan Bank advances and other borrowings	42	(4)	38
Total interest-bearing liabilities	(111)	438	327
Change in net interest income	$315	$330	$645

Interest Income

Interest and fee income on loans for the first six months of 2010 was $4,283,000, an increase of $345,000 or 8.8% from $3,938,000 for the first six months of 2009 primarily due to the increase in loan volume, partially offset by lower interest rates earned on loans.  Tax equivalent interest and dividend income from securities and short-term funds decreased 8.6% to $286,000 through the first six months of 2010, from $313,000 in the same period in 2009 primarily due to lower rates earned on Federal funds sold and other short-term funds.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2010

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2010 (continued)

Interest Expense

Interest expense decreased 21.9% when comparing the six months ended June 30, 2010 with the same period of 2009.  Total interest expense was $1,163,000 for the first six months of 2010, compared to $1,490,000 in the same period of 2009.  Interest on deposits decreased $289,000, or 20.6%, to $1,112,000 in the first six months of 2010, from $1,401,000 in the same period of 2009.  The decrease in deposit interest expense was primarily due to lower rates paid on certificates of deposit (CDs) and market rate savings accounts, partially offset by increasing CD volume.  Interest on borrowings was $51,000 for the six months ending June 30, 2010 compared to $89,000 for the first six months of 2009 primarily due to a decrease in the average balance in FHLB advances in 2010 as compared to 2009.

Net Interest Margin

Net interest margin increased 39 bp to 3.49% in the first six months of 2010 from 3.10% in the like period of 2009 primarily due to the increase in loan volume and the decrease in interest rates paid on deposits.

The yield on earning assets decreased 9 bp to 4.68% for the first six months of 2010 compared to 4.77% in the same period of 2009.  In the first six months of 2010, the yield on loans was 5.17%, down 14 bp from 5.31% in the first six months of 2009.  The yield on loans is negatively impacted by the increase in loans placed on nonaccrual status because these loans are included in loans outstanding although they are not earning interest.

In the first six months of 2010, the cost of interest-bearing deposits was 1.40%, down 54 bp from 1.94% in the like period in 2009.  This decrease reflects overall market interest rate decreases and the Company’s replacing higher-cost maturing CDs with lower-cost CDs in the current lower interest rate environment.  The overall cost of interest-bearing funds (deposits and borrowings) was 1.44% in the first six months of 2010, compared with 1.99% in the same period of 2009.

Provision for Loan Losses

The provision for loan losses was $1,567,529 and $482,000 for the six months ended June 30, 2010 and 2009, respectively, representing an increase of $1,085,529.  Refer to the discussion of the allowance for loan losses in the asset section of the Management’s Discussion and Analysis for detailed information related to the provision for loan losses.

Noninterest Income

Total noninterest income for the first six months of 2010 was $280,000, an increase of 21.2% from $231,000 for the same period in 2009 primarily due to increases in rental income of $21,000 and in gains on sales of loans of $19,000.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2010

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2010 (continued)

In the first six months of 2010, rental income from leasing the Company’s two OREO properties to three tenants totaled $33,000 while in the same period in 2009 rental income from OREO property leased to one tenant totaled $12,000. The increase in gains on loan sales is due to the sale of eleven residential mortgage loans totaling $1,816,000 for a total gain of $29,000 in the 2010 six months compared to the sale of five mortgage loans totaling $574,000 for a total gain of $10,000 in the 2009 six months.

Noninterest Expenses

Noninterest expenses were $2,717,000 for the first six months of 2010, an increase of 1.7% over the $2,672,000 for the same period of 2009.  This increase is mainly attributable to an increase in collection and OREO expense of $63,000 related to the cost to re-appraise properties securing nonaccrual and other troubled loans and an increase in directors’ fees of $35,000 related to extending stock options in the first quarter of 2010 that would have expired in 2010 and 2011 for an additional five years.  These increases are partially offset by decreases of $35,000 in salaries and benefits related to a reduction in the number of full-time-equivalent employees and a $66,000 decrease in FDIC insurance.  However, in 2009 there was a special FDIC assessment totaling $90,000, while regular premiums have increased $24,000 in the current year due to the increase in the Company’s total deposits.

Total other noninterest expense for the first six months of 2010 and 2009 consisted of the following:

	Six months ended
	June 30,
	2010	2009
Supplies, printing and postage	$40,360	$39,157
Loan expenses	25,442	20,881
Dues and memberships	14,297	11,533
Travel and entertainment	19,479	19,538
Insurance	15,399	16,411
Telephone	10,133	12,661
CDARS fees	11,466	15,309
Losses on other assets	31,339	—
Other	10,613	14,650
	$178,528	$150,140

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

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2010

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2010

The Company’s net loss for the second quarter of 2010 was $161,000 down $41,000, or 34.2%, from the net loss of $120,000 in the same period in 2009.  The decrease was primarily due to a $438,000 increase in the provision for loan losses partially offset by an increase of $283,000 in net interest income and a $70,000 decrease in noninterest expense.  Net loss available to common shareholders was $238,000, or $0.41 loss per basic and diluted share after dividends and amortization of premiums on preferred stock of $78,000 in the second quarter of 2010. In the second quarter of 2009, net loss available to common shareholders was $159,000, or $0.27 per basic and diluted share.

Net Interest Income

Net interest income before the provision for loan losses in the second quarter of 2010 was $1,699,000, an increase of $283,000, or 20.0%, from the $1,416,000 for the same quarter of 2009.  The increase in net interest income is primarily attributable to the higher volume of loans and lower cost of deposits in 2010 compared to 2009, partially offset by the lower rates earned on loans and the higher volume of deposits.  Interest income increased $142,000 and interest expense decreased $140,000 in the second quarter 2010 as compared to the second quarter of 2009.  In the second quarter of 2010, the net interest margin increased to 3.45%, up 34 bp from 3.11% for the second quarter of 2009.

The yield on loans was 5.18% in the second quarter of 2010, down 10 bp from 5.28% for the same quarter of 2009.  The overall cost of interest-bearing funds (deposits and borrowings) was 1.39% for the second quarter of 2010, compared with 1.86% for the second quarter of 2009.  The cost of interest-bearing deposits was 1.37%, down 44 bp from 1.81% for the like quarter of 2009.

Provision for Loan Losses

The provision for loan losses was $782,000 in the 2010 second quarter, an increase of $438,000 from the $344,000 provision in the 2009 quarter.  The increase in the provision for loan losses for the current quarter was due to increases in classified assets.

Noninterest Income

Total noninterest income for the second quarter of 2010 was $135,000, an increase of $20,000, or 17.3%, from $115,000 for the same period in 2009.  The increase was primarily due to increases in gains on the sales of residential mortgage loans of $14,000 and rental income of $33,000 on the OREO property.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2010

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2010 (continued)

Noninterest Expense

In the second quarter of 2010, total noninterest expense decreased $70,000, or 5.0%, compared with the same quarter of 2009.  The decrease in noninterest expense was primarily due to decreases in FDIC insurance of $79,000. The Company accrued $90,000 for a special FDIC assessment in the second quarter of 2009, which was not repeated in 2010.  There was also a decrease of $53,000 in salaries and benefits related to attrition.

Total other noninterest expense for the three months ended June 30, 2010 and June 30, 2009 consisted of the following:
	Three months ended
	June 30,
	2010	2009
Supplies, printing and postage	$20,228	$18,187
Loan expenses	12,797	12,105
Travel and entertainment	12,469	12,425
Insurance	10,692	9,854
CDARS fees	8,130	11,466
Telephone	5,072	6,068
Dues and subscriptions	6,717	6,003
Losses on other assets	31,339	-
Other	5,844	7,644
	$113,288	$83,752

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2010

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses.  As summarized in the Statement of Cash Flows, the main sources of cash flow are receiving deposits from customers and, to a lesser extent, the repayment of principal and interest on loans and investments, proceeds from FHLB advances and borrowings.  The primary uses of cash are making loans to borrowers and, secondarily, investing in securities and short-term interest-earning assets.  Assets available to satisfy those needs include cash and due from banks, Federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities.  These assets are commonly referred to as liquid assets.  Liquid assets were $37,464,000 at June 30, 2010, compared to $28,888,000 at December 31, 2009.

If additional liquidity is needed, the Company has several possible sources which include obtaining additional Federal Home Loan Bank advances, purchasing federal funds, selling loans, and acquiring one-way buy CDARS, additional national market CDs or brokered deposits.  The Company also can borrow under various lines of credit.

As discussed previously, total shareholders’ equity decreased $384,000, to $19,099,000 at June 30, 2010 from $19,483,000 at December 31, 2009.  The decrease was due to net loss of $377,000 for the first six months of 2010 and dividends on preferred stock of $128,000, partially offset by the $35,000 impact on paid-in capital of the extension of the expiration date of director stock options, proceeds of $7,000 from the Employee Stock Purchase Plan (resulting in 692 shares issued), and an increase of $78,000 in the net unrealized gains on available for sale securities.

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

The Company has a $2.0 million line of credit for capital purposes through an unaffiliated financial institution.  By borrowing against the line of credit and then investing the funds in the Bank as capital, the Company is able to help the Bank manage its capital ratios.  The Company had no outstanding balance on this line of credit at June 30, 2010 and December 31, 2009.

In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan.  A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date.  The Company filed an amended form S-8 Registration Statement on March 23, 2010 to increase the number of shares of authorized but unissued shares of stock allocated to the Plan. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions.  There are 16,250 shares of authorized but unissued shares of stock allocated to the Plan.  Because the Plan has been registered with the

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2010

LIQUIDITY AND CAPITAL RESOURCES (continued)

SEC, there are no restrictions on the resale of the stock, other than those applicable to “affiliates” as defined in Rule 144 of the Securities and Exchange Commission.  As of June 30, 2010, a total of 5,311 shares of common stock are held by 28 participants through the Plan.

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

The Company’s balance sheet “gap” divides interest-bearing assets and liabilities into maturity and repricing categories, and measures the “gap” in each category.  From this perspective, at June 30, 2010 the Company was minimally liability sensitive in the one-year category, with $134.2 million in assets and $135.2 million in liabilities subject to repricing during the next year.  However, most of the assets reprice more rapidly than the liabilities (due to their respective contractual provisions).  Management has the ability to control the repricing on non-maturity deposits, such as checking and savings accounts.  A significant portion of the Company’s liabilities are Market Rate Savings accounts on which the Company generally sets the interest rate based on a national money market index.  However, in 2009 and the first six months of 2010, management did not reduce the interest rates paid on Market Rate Savings accounts to the extent indicated by the index because the competitive banking environment in our market area would not have supported such low interest rates.

From an income statement perspective, based on the model utilized by the Company to analyze its interest rate sensitivity, the Company’s net interest income will benefit from an increase in interest rates, since interest income will increase more rapidly than interest expense.   The model indicates that if market interest rates were to experience an immediate increase of 100 bp or 200 bp, the company’s net interest income would increase by approximately 1.3% and 2.6%, respectively.  Modeling for a 100 bp decrease in interest rates is not meaningful, due to the current rate environment.   Modeling interest rate sensitivity is highly dependent on numerous assumptions used in the modeling process, and actual changes in interest income and expense may be different than projected.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2010

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

WESTERN RESERVE BANCORP, INC.
CONTROLS AND PROCEDURES
June 30, 2010

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2010, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal six months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
June 30, 2010

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1a.	Risk Factors	Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Removed and Reserved

Item 5.	Other Information	None

Item 6 – Exhibits

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
June 30, 2010

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
June 30, 2010

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
*

11	Statement re: Computation of Per Share Earnings (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on August 13, 2010)	*

14	Western Reserve Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2004)	*

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
June 30, 2010

Exhibit No.	Description of Exhibits

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

*   Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Six months ended June 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.

Date: August 13, 2010	By:	/s/ Edward J. McKeon
Edward J. McKeon
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Cynthia A. Mahl
Cynthia A. Mahl
Executive Vice President/Chief Financial Officer
(Principal Financial Officer)