Form 10-Q
period 2010-09-30
WESTERN RESERVE BANCORP INC
filed 2010-11-15
CIK 1051473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2010

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
Yes ☐   No ☒

585,887 shares of common stock, no par value, $1.00 stated value as of November 12, 2010.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Nine months ended September 30, 2010

		Page
PART I—Financial Information

ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3

	Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2010 and 2009	4

	Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-month periods ended September 30, 2010 and 2009	5

	Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2010 and 2009	6

	Notes to Consolidated Financial Statements	7

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	N/A

ITEM 4	CONTROLS AND PROCEDURES	33

PART II—Other Information		34

SIGNATURES		38

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from financial institutions	$2,681,744	$2,657,830
Interest-bearing deposits in other financial institutions	19,440,743	15,005,771
Federal funds sold	293,000	515,000
Cash and cash equivalents	22,415,487	18,178,601

Securities available for sale	12,741,290	10,019,225
Loans held for sale	145,000	690,000
Loans, net of allowance of $3,919,077 and $2,316,715	158,424,992	164,860,130
Restricted stock	966,100	826,900
Other real estate owned	1,019,583	1,067,814
Premises and equipment, net	1,072,055	950,848
Bank owned life insurance	2,409,224	2,334,187
Prepaid Federal Deposit Insurance Corporation premiums	723,540	971,938
Accrued interest receivable and other assets	2,448,115	2,033,310
	$202,365,386	$201,932,953

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$19,863,915	$22,789,030
Interest-bearing	161,115,806	155,453,259
Total deposits	180,979,721	178,242,289

Federal Home Loan Bank advances	1,900,000	3,400,000
Accrued interest payable and other liabilities	908,387	807,324
Total Liabilities	183,788,108	182,449,613

Shareholders' Equity
Cumulative preferred stock, no par value, $1,000 liquidation value:
Series A, fixed rate, 4,700 shares authorized and issued at September 30, 2010 and December 31, 2009	4,700,000	4,700,000
Discount on Series A preferred stock	(219,521)	(264,939)
Series B, fixed rate, 235 shares authorized and issued at September 30, 2010 and December 31, 2009	235,000	235,000
Premium on Series B preferred stock	21,419	25,850
Common stock, no par value, $1 stated value, 1,500,000 shares authorized, 585,887 and 584,727 shares issued and outstanding as of September 30, 2010 and December 31, 2009	585,887	584,727
Additional paid-in capital	9,978,783	9,933,257
Retained earnings	2,876,173	4,036,186
Accumulated other comprehensive income	399,537	233,259
Total Shareholders' Equity	18,577,278	19,483,340
	$202,365,386	$201,932,953

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$2,146,293	$2,100,245	$6,429,724	$6,037,808
Securities:
Taxable	69,960	72,327	182,069	212,172
Tax exempt	45,980	44,367	134,823	127,541
Dividends on restricted stock	12,258	10,504	33,760	28,908
Federal funds sold and short-term investments	12,615	11,061	36,235	47,355
	2,287,106	2,238,504	6,816,611	6,453,784
Interest expense
Deposits	517,960	638,454	1,629,791	2,039,118
Borrowings	16,822	31,744	68,086	120,935
	534,782	670,198	1,697,877	2,160,053
Net interest income	1,752,324	1,568,306	5,118,734	4,293,731
Provision for loan losses	1,400,001	186,700	2,967,530	668,700

Net interest income after provision for loan losses	352,323	1,381,606	2,151,204	3,625,031
Noninterest income
Service charges on deposit accounts	47,186	50,547	145,128	149,998
Net gains on sales of loans	75,528	9,646	104,196	19,542
Other	87,733	69,410	241,518	191,487
	210,447	129,603	490,842	361,027
Noninterest expense
Salaries and employee benefits	626,005	640,860	1,850,807	1,900,677
Occupancy and equipment	193,804	222,806	636,164	666,180
Federal deposit insurance	117,699	73,078	265,939	287,095
Data processing	138,790	100,257	326,967	293,704
Professional fees	38,836	41,936	167,465	147,899
Taxes other than income and payroll	47,050	46,893	145,681	142,147
Directors' fees	27,150	35,800	132,785	107,850
Collection and other real estate owned	96,907	39,702	210,893	90,374
Marketing and advertising	14,662	12,162	65,365	58,551
Community relations and contributions	10,110	13,563	47,705	54,442
Other	116,107	95,430	294,635	245,570
	1,427,120	1,322,487	4,144,406	3,994,489
Income (loss) before income taxes	(864,350)	188,722	(1,502,360)	(8,431)
Income tax expense (benefit)	(314,639)	42,286	(575,447)	(65,428)
Net income (loss)	$(549,711)	$146,436	$(926,913)	$56,997
Preferred stock dividends and amortization, net	77,699	77,700	233,099	116,549
Net income (loss) available to common shareholders	$(627,410)	$68,736	$(1,160,012)	$(59,552)

Earnings (loss) per common share:
Basic	$(1.07)	$0.12	$(1.98)	$(0.10)
Diluted	$(1.07)	$0.12	$(1.98)	$(0.10)

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(549,711)	$146,436	$(926,913)	$56,997
Other comprehensive income, net of tax:
Unrealized gains on securities arising during the period	88,262	147,683	166,278	149,256
Comprehensive income (loss)	$(461,449)	$294,119	$(760,635)	$206,253

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$(926,913)	$56,997
Adjustments to reconcile net income to net cash
from operating activities:
Provision for loan losses	2,967,530	668,700
Depreciation	123,492	139,982
Net accretion of securities	(3,378)	(9,109)
Stock-based compensation	36,104	1,643
Loans originated for sale	(1,708,600)	(1,110,100)
Proceeds from sales of loan originations	3,449,322	1,129,642
Gains on sales of loans	(104,195)	(19,542)
Loss on disposal of fixed assets	3,408	-
Write-down of other real estate owned	48,231	-
Increase in cash surrender value of bank owned life insurance	(75,037)	(76,336)
Net change in other assets and other liabilities	(48,869)	(53,349)
Net cash from operating activities	3,761,095	728,528

Cash flows from investing activities
Available for sale securities:
Purchases	(3,651,210)	(1,540,746)
Maturities, repayments and calls	1,184,460	989,354
Purchase of restricted stock	(139,200)	(53,500)
Net increase in interest-bearing deposits in other banks	-	(2,000,000)
Net decrease (increase) in loans	2,273,946	(18,038,572)
Purchases of premises and equipment	(248,107)	(94,747)
Net cash from investing activities	(580,111)	(20,738,211)

Cash flows from financing activities
Net increase in deposits	2,737,432	8,143,777
Net (repayment) proceeds on line of credit	-	(500,000)
Net repayment of FHLB advances	(1,500,000)	(3,100,000)

Net proceeds from issuance of preferred stock	-	4,661,756
Dividends on preferred stock	(192,112)	(64,037)

Proceeds from issuance of common stock under ESPP	10,582	17,576
Net cash from financing activities	1,055,902	9,159,072

Change in cash and cash equivalents	4,236,886	(10,850,611)
Cash and cash equivalents at beginning of period	18,178,601	21,302,463
Cash and cash equivalents at end of period	$22,415,487	$10,451,852

Supplemental cash flow information:
Interest paid	$1,665,546	$2,121,629
Income taxes paid	35,000	10,000

Supplemental disclosure of noncash investing activities:
Transfer from loans to other real estate owned	$-	$411,334
Transfer from loans to other repossessed assets	102,135	10,300
Transfer from loans to loans held for sale	1,091,527	-

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

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
September 30, 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Common Share: Basic earnings per common share equal net income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options.  Earnings per common share are computed as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(549,711)	$146,436	$(926,913)	$56,997
Preferred stock dividends and amortization, net	(77,699)	(77,700)	(233,099)	(116,549)
Net income (loss) available to common shareholders	(627,410)	68,736	(1,160,012)	(59,552)

Denominator:
Denominator for basic earnings (loss) per share available to common shareholders-weighted average shares	585,424	584,260	585,079	583,852
Effect of dilutive shares:
Nonqualified stock options	-	-	-	-
Denominator for diluted earnings (loss) per share available to common shareholders	585,424	584,260	585,079	583,852
Basic earnings (loss) per common share	$(1.07)	$0.12	$(1.98)	$(0.10)
Diluted earnings (loss) per common share	$(1.07)	$0.12	$(1.98)	$(0.10)
Stock options not considered in computing diluted earnings per common share because they were antidilutive	98,137	104,387	98,137	104,387

Income Taxes:  The provision for income tax for the first nine months of 2010 was a benefit of $575,447 on a pre-tax loss of $1,502,360 as compared to a benefit of $65,428 on pre-tax loss of $8,431 for the same period a year ago.  The provision for federal income tax differs from pretax net income (loss) multiplied by the Company’s effective tax rate due to the Company’s tax exempt income which remained relatively consistent with the first nine months of the prior year.  The Company and its subsidiary file consolidated income tax returns.

The Company uses an asset and liability approach to financial accounting a reporting for income taxes.  Deferred federal tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial statement and tax bases of existing assets and liabilities.  Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the related tax benefits will not be realized.  When determining the amount of deferred tax assets that are more likely than not to be realized, the Company conducts a regular assessment of all available information.  This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected reversal of deferred tax items.  Specifically, management considered the Company’s history of profitability, its history of paying income taxes, the trends in credit quality in its loan portfolio, and projections for 2011 and 2012.  In management’s opinion, it is more likely than not that the tax benefits will be realized, therefore no valuation allowance has been established at September 30, 2010.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

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
September 30, 2010

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2010
Mortgage-backed residential	$6,992,192	$275,525	$-	$7,267,717
Tax-exempt municipal	4,890,008	325,503	-	5,215,511
Taxable municipal	253,731	4,331	-	258,062
	$12,135,931	$605,359	$-	$12,741,290

December 31, 2009
Mortgage-backed residential	$5,048,768	$215,372	$-	$5,264,140
Tax-exempt municipal	4,617,035	141,682	(3,632)	4,755,085
	$9,665,803	$357,054	$(3,632)	$10,019,225

All mortgage-backed securities are residential mortgage-backed securities issued by U.S. government-sponsored entities.

The amortized cost and fair value of debt securities at September 30, 2010 by contractual maturity were as follows.  Mortgage-backed securities which are not due at a single maturity date are shown separately.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in less than one year	$-	$-
Due from one to five years	588,563	624,955
Due from five to ten years	3,893,777	4,157,925
Due from ten to fifteen years	661,399	690,693
Mortgage-backed residential	6,992,192	7,267,717
	$12,135,931	$12,741,290

At September 30, 2010, there were no securities that were in an unrealized loss position.  At December 31, 2009, one municipal security with a value of $220,527 and an unrealized loss of $3,632 had been in a continuous unrealized loss position for less than twelve months and no other securities were in an unrealized loss position.  Management had the intent and ability to hold the security that was in an unrealized loss position at year-end for the foreseeable future and did not believe it was likely the Company would be required to sell the security before recovery of its amortized cost.  Timely repayment of principal and interest on mortgage-backed securities held by the Company is guaranteed by the U. S. government sponsored enterprise issuers.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

NOTE 3 - LOANS

Loans at September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
Commercial real estate	$116,769,671	$119,004,845
Commercial construction	5,615,877	6,319,927
Commercial business	22,036,014	23,998,524
Home equity	10,738,386	10,211,566
Residential mortgage and construction	822,039	933,687
Consumer and other loans	4,607,751	4,096,687
Purchased auto loans	1,747,732	2,589,488
Other	6,599	22,121
	162,344,069	167,176,845
Less allowance for loan losses	3,919,077	2,316,715
	$158,424,992	$164,860,130

Activity in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2010	2009	2010	2009
Beginning balance	$3,058,200	$2,088,569	$2,316,715	$1,743,470
Provision for loan losses	1,400,001	186,700	2,967,530	668,700
Loans charged off	(575,718)	(27,602)	(1,403,412)	(167,932)
Recoveries	36,594	2,592	38,244	6,021
Ending balance	$3,919,077	$2,250,259	$3,919,077	$2,250,259

At September 30, 2010 and December 31, 2009, loans totaling $6,165,600 and $3,698,621, respectively, were in nonaccrual status, defined as loans which management deems the full repayment to be in doubt, typically if payments are past due more than 90 days.  Interest income is not recorded on these loans.  There was one consumer loan in the amount of $16,575 that was more than 90 days past due and still accruing at September 30, 2010, compared with none at December 31, 2009.  At September 30, 2010 there were $3,969,478 in restructured loans not included in nonaccrual loans, and $1,170,374 in restructured loans included in nonaccrual loans, all of which are considered impaired. At December 31, 2009 there were $1,834,245 in restructured loans not included in nonaccrual loans, and $1,723,982 in restructured loans included in nonaccrual loans, all of which were considered impaired.  The restructured loans still on accrual status were performing in accordance with their modified terms.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

NOTE 3 – LOANS (continued)

Loans individually considered impaired were as follows:

	September 30,	December 31,
	2010	2009
Loans considered impaired
With no allocated allowance for loan losses	$5,374,036	$3,322,718
With an allocated allowance for loan losses	4,745,165	2,103,343
	$10,119,201	$5,426,061

Amount of the allowance for loan losses allocated	$1,576,672	$361,000

NOTE 4 - DEPOSITS

Interest-bearing deposits at September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
Interest-bearing checking	$9,992,785	$9,772,226
Savings	39,650,872	37,132,223
Money market	30,899,321	29,107,414
Time under $100,000	32,421,525	34,499,050
Time $100,000 and over	48,151,303	44,942,346
	$161,115,806	$155,453,259

At September 30, 2010 and December 31, 2009, the Bank had $18,609,256 and $19,356,801, respectively, in national market certificates of deposit, primarily in amounts that qualify for FDIC insurance coverage.

NOTE 5—FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Federal Home Loan Bank (FHLB) advances were $1,900,000 and $3,400,000 at September 30, 2010 and December 31, 2009, respectively.  The advances at September 30, 2010 are collateralized by approximately $47,066,000 of loans secured by real estate and $488,000 of FHLB stock under a blanket lien agreement.  As of September 30, 2010 the Company’s available borrowing capacity with the FHLB was $15,937,000, subject to the acquisition of additional shares of FHLB stock.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

NOTE 5—FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS (continued)

The Company has a line of credit agreement with another financial institution to obtain funding to provide capital and liquidity to the Bank as needed.  This credit line was $3,000,000 at September 30, 2010, with up to $2,000,000 for the purpose of providing additional capital to the Bank as needed, and up to $1,000,000 for liquidity purposes.  The interest rate on the line is variable, at 50 basis points (bp) above the prime rate or LIBOR plus 3.00%, at the Company’s option at the time the line is drawn.  The line is secured by 100% of the stock of the Bank.  In the September 2010, the line was renewed and modified, with a maturity of July 1, 2012.  There were no funds drawn on the line of credit at September 30, 2010 or December 31, 2009.

There are certain covenants on the line relating to the Company’s and the Bank’s operating performance and capital status.  As part of the renewal and modification, all covenant violations through June 30, 2010 were waived and several covenants were modified.  As of September 30, 2010, the Company and the Bank were in compliance with all but one of these covenants. The Bank’s ratio of nonperforming loans, defined as nonaccruing loans and loans delinquent 90 days or more to total assets was 3.05% at September 30, 2010, above the covenant of 2.35% or less.

The Company has the ability to borrow under various other credit facilities that totaled $6,332,000 at September 30, 2010.  Of this amount, $1,000,000 is available for short-term borrowing under an unsecured federal funds line through a correspondent bank at overnight borrowing rates and $5,332,000 is available from another correspondent bank secured by the Company’s unpledged securities.

NOTE 6 – STOCK COMPENSATION PLAN

The following is the stock option activity for the period indicated:

	Nine months ended September 30, 2010
	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	104,387	$18.62
Forfeited	(6,250)	18.00
Exercised	-	-
Granted	-	-

Options outstanding, end of period	98,137	$18.65

Options exercisable, end of period	97,012	$18.56

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

NOTE 6 – STOCK COMPENSATION PLAN (continued)

Intrinsic value is defined as the excess of the price of the Company’s stock over the exercise price of the option.  The market price of the Company’s stock was less than the exercise price of the options outstanding at September 30, 2010; therefore there was no intrinsic value of the options outstanding and exercisable at September 30, 2010.

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
September 30, 2010

NOTE 7 – FAIR VALUE (continued)

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

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets(Level One)	Significant Other Observable Inputs(Level Two)	Significant Unobservable Inputs(Level Three)
September 30, 2010
Assets and liabilities measured at fair value:
• on a recurring basis:
Investment securities available for sale
Mortgage-backed residential	$-	$7,267,717	$-
Tax-exempt municipal		5,215,511	-
Taxable municipal	-	258,062	-
• on a nonrecurring basis:
Impaired loans	-	-	3,168,493
Other real estate owned			1,019,583

December 31, 2009
Assets and liabilities measured at fair value
• on a recurring basis:
Investment securities available for sale
Mortgage-backed residential	-	5,264,140	-
Tax-exempt municipal	-	4,755,085	-

• on a nonrecurring basis:
Impaired loans	-	-	1,742,343

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had an unpaid principal balance of $4,745,165 with valuation allowances of $1,576,672 at September 30, 2010.  Impaired loans resulted in an additional provision for loan losses of approximately $2,600,000 for the nine months ending September 30, 2010.  At December 31, 2009, impaired loans had a principal balance of $2,103,343, with a valuation allowance of $361,000.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

NOTE 7 – FAIR VALUE (continued)

Impairment charges of $319,000 were recorded through the provision for loan losses in the nine months ended September 30, 2009.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $1,019,583, which is made up of the outstanding balance of $1,067,514, net of a valuation allowance of $47,931 at September 30, 2010, resulting in a write-down of $47,931 for the nine months ended September 30, 2010.

The carrying amounts and estimated fair values of financial instruments, at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$22,415,487	$22,415,000	$18,178,601	$18,179,000
Securities available for sale	12,741,290	12,741,000	10,019,225	10,019,000
Loans, net of allowance	158,424,992	156,910,000	164,860,130	164,395,000
Loans held for sale	145,000	149,000	690,000	697,000
Accrued interest receivable	521,401	521,000	491,845	492,000

Demand and savings deposits	(100,406,893)	(100,407,000)	(98,800,893)	(98,801,000)
Time deposits	(80,572,828)	(80,144,000)	(79,441,396)	(79,453,000)
Federal Home Loan Bank advances	(1,900,000)	(1,942,000)	(3,400,000)	(3,401,000)
Accrued interest payable	(148,404)	(148,000)	(116,073)	(116,000)

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

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

NOTE 8 – REGULATORY CAPITAL MATTERS

During the nine months ended September 30, 2010 the Bank had two intercompany transactions with Western Reserve Bancorp, Inc (the Holding Company): 1) $4.0 million in subordinated debt which qualified as Tier-two regulatory capital at December 31, 2009 was repaid to the Holding Company by the Bank and 2) of the $4.0 million repaid, the Holding Company downstreamed $3.5 million to the Bank as paid-in capital which qualifies as Tier-one regulatory capital.

At September 30, 2010 and December 31, 2009, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:
	Western Reserve Bank		Minimum Required For Capital Adequacy Purposes		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010
Total Capital to risk-weighted assets	$19,764	12.1%	$13,052	8.0%	$16,314	10.0%
Tier 1 (Core) Capital to risk-weighted assets	17,702	10.9%	6,526	4.0%	9,789	6.0%
Tier 1 (Core) Capital to average assets	17,702	8.5%	8,288	4.0%	10,360	5.0%

December 31, 2009
Total Capital to risk-weighted assets	$21,270	12.3%	$13,835	8.0%	$17,294	10.0%
Tier 1 (Core) Capital to risk-weighted assets	15,106	8.7%	6,918	4.0%	10,376	6.0%
Tier 1 (Core) Capital to average assets	15,106	7.7%	7,824	4.0%	9,780	5.0%

Due to the current operating losses of the Bank, regulatory approval would be needed to pay dividends from the Bank to the Holding Company.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2010

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at September 30, 2010, to that of December 31, 2009, and the results of operations for the three and nine months ended September 30, 2010 and 2009.  You should read this discussion in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Assets

Total assets as of September 30, 2010 increased $432,000, or 0.2%, to $202,365,000 compared with $201,933,000 at December 31, 2009.

Growth in deposits of $2,737,000, as well as a decrease of $4,833,000 in loans before the allowance for loan losses, provided funds used to increase the available-for-sale securities portfolio by $2,722,000, and increase interest-bearing deposits in other banks (primarily the Federal Reserve Bank), by $4,435,000.

Cash and cash equivalents increased $4,237,000, or 23.3%, to $22,415,000 from $18,179,000 at year-end 2009.

During the third quarter, the Company purchased an additional $3,380,000 in securities, primarily residential mortgage-backed securities guaranteed by the U.S. government.  As of September 30, 2010, there were approximately $7,268,000 in mortgage-backed securities and $5,474,000 in primarily tax-exempt municipal bonds in the available-for-sale securities portfolio.  These totals include the effect of unrealized gains of $605,000 in the available-for-sale securities portfolio as of September 30, 2010.  Municipal bonds generally have maturities of up to fifteen years.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2010

FINANCIAL CONDITION (continued)

Loans before the allowance for loan losses decreased $4.8 million to $162,344,000 at September 30, 2010, compared with $167,177,000 at December 31, 2009.   The Company has traditionally focused on growth in the loan portfolio and making loans to qualified borrowers remains a tenet of the Company’s business model.  However, in 2010 the Company’s focus on growth has been less than in prior years in response to the continuing weak economy and its negative impact on some borrowers and potential borrowers.

As of September30, 2010, commercial loans totaled $144,422,000, or 89.0% of total loans.  Home equity lines and residential real estate loans totaled $11,560,000, or 7.1% of total loans and consumer and other loans totaled $6,362,000, or 3.9% of total loans.

The Company’s loan-to-deposit ratio decreased to 89.7% at September 30, 2010, compared to 93.8% at December 31, 2009.  The Company’s loan-to-assets ratio also decreased in the first nine months of 2010, to 80.2% at September 30, 2010 from 82.8% at December 31, 2009.  Management anticipates that the loan-to-deposit ratio for the remainder of 2010 will be in the range of 85% to 95% and the loan-to-assets ratio will be approximately 75% to 85%.

Of the total loans at September 30, 2010, approximately $115,962,000 or 71.4% are at a variable interest rate, and $46,382,000 or 28.6% are at a fixed interest rate.  Including scheduled principal repayments, approximately $106,406,000, or 65.5%, of loans mature or are scheduled to reprice within twelve months.  An additional $53,735,000 or 33.1% of loans mature or are scheduled to reprice within five years.

The Company sold the guaranteed portion of five Small Business Administration (SBA) loans in the second quarter of 2010.  The sold portions of these loans were carried as loans held for sale in accordance with accounting guidance on transfers of financial assets until the 90-day warranty period expired in the third quarter.  The funds received were carried as a secured liability. The Company recognized a gain of $65,000 on these loan sales in the third quarter of 2010.

The allowance for loan losses is maintained at a level considered by management to be adequate to cover probable incurred credit losses in the loan portfolio.  Management’s determination of the appropriate provision for loan losses and the adequacy of the allowance for loan losses is based on the Company’s historical losses adjusted for environmental factors which management believes are representative of the probable expected loss experience of the Company.  Other factors considered by management include the composition of the loan portfolio, economic conditions, the creditworthiness of the Company’s borrowers and other related factors.  The Company’s loan loss methodology provides larger allowances for loans with risk grades indicating increased risk characteristics.  The provision for loan losses was $2,967,530 and $668,700 for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $2,298,830.  The Company believes the allowance for loan losses at September 30, 2010, is adequate to absorb probable incurred losses in the loan portfolio.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2010

FINANCIAL CONDITION (continued)

The allowance for loan losses and related information for the nine months ended September 30, 2010 is included in the following table.

	Commercial Real Estate	Commercial & Industrial	Residential	Consumer	Total
Beginning Balance	$1,672,075	$530,223	$53,661	$60,756	$2,316,715
Charge-offs	(593,550)	(766,894)	(6,785)	(36,183)	(1,403,412)
Recoveries	15,311	358	17,475	5,100	38,244
Provisions	1,990,479	944,394	25,423	7,233	2,967,530
Ending Balance	$3,084,315	$708,081	$89,774	$36,906	$3,919,077

Components of the Allowance for Loan Losses:
General allowance	$1,881,556	$329,534	$89,774	$36,906	$2,337,771
Specific allowance	1,202,759	378,547	-	-	1,581,306
Subtotal	$3,084,315	$708,081	$89,774	$36,906	$3,919,077

Loans evaluated for impairment at period-end:
Individually	$8,823,705	$1,051,464	244,032	N/A	$10,119,201
Collectively	N/A	N/A	N/A	15,877	15,877

In the first nine months of 2010, loans totaling $1,403,000 were charged off and $38,000 was recovered on loans previously charged off.  In the like period in 2009, loans totaling $168,000 were charged off and $6,000 was recovered on loans previously charged off. The allowance for loan losses was 2.41% and 1.39% of total loans at September 30, 2010 and December 31, 2009, respectively.  At September 30, 2010, $1,581,000 or 40.35% of the allowance for loan losses was allocated to impaired loan balances individually.  At December 31, 2009, $361,000 or 15.58% of the allowance for loan losses was allocated to impaired loan balances individually.

At September 30, 2010, forty-three loans totaling $6,165,600 to seventeen borrowers were in nonaccrual status, compared to twenty-six loans to sixteen borrowers totaling $3,698,621 at year-end 2009.  At September 30, 2010, there were eleven loans to six borrowers not on nonaccrual status totaling $3,969,478 classified as troubled debt restructurings (“TDR”) because a concession had been granted based on the borrowers’ financial difficulty.  At December 31, 2009, there were eight loans to two borrowers not on nonaccrual status totaling $1,834,245 classified as TDRs.  The borrowers with TDR loans were making payments in accordance with their modified terms at September 30, 2010 and December 31, 2009.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2010

FINANCIAL CONDITION (continued)

The Company is making every reasonable effort to work with its borrowers who are experiencing financial difficulty, many of whom have been customers for several years and have been hurt by the recessionary economic conditions.

Information related to the Company’s credit risk profile by internally assigned grade at September 30, 2010, is included in the following table.

	Commercial Real Estate	Commercial & Industrial	Residential	Consumer	Total
Grade:
Pass	$85,926,371	$18,777,422	$11,316,393	$6,346,205	$122,366,391
Watch	8,140,590	422,600			8,563,190
Special mention	11,236,662	792,541			12,029,203
Substandard	8,258,220	991,987			9,250,207
Nonaccruing and troubled debt restructurings	8,823,705	1,051,464	244,032	15,877	10,135,078
Total	$122,385,548	$22,036,014	$11,560,425	$6,362,082	$162,344,069

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

In the third quarter of 2010, compared to the second quarter, loans graded lower than “pass” increased by $4.7 million.  During the second and third quarters, as the Company received and reviewed financial information from its borrowers, management downgraded certain loans.  As a result, additional amounts were set aside in the allowance for loan losses to reflect the increased potential risk of loss in those loans.

The Company’s delinquent loans are very low, with only $55,000 in loans past due more than 30 days (excluding loans on nonaccrual status).  Delinquent loans by type and number of days delinquent at September 30, 2010 are included in the table below.

	Commercial Real Estate	Commercial & Industrial	Residential	Consumer	Total
Number of days past due on accruing loans:
31 to 60	$-	$401	$-	$-	$401
61 to 90	-	30,000	-	8,131	38,131
Over 90	-	-	-	16,575	16,575
Total	$-	$30,401	$-	$24,706	$55,107

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2010

FINANCIAL CONDITION (continued)

At September 30, 2010, the Company’s other real estate owned (OREO) totaled $1,020,000 and consisted of two commercial real estate properties.  This amount represents the fair value of each property reduced by management’s estimate of anticipated costs to market and sell the property.  The Company entered into lease arrangements for the OREO properties in 2009 resulting in rental income of $57,853 and $20,875 in the first nine months of 2010 and 2009, respectively.  The lessee of one of the properties has the right to purchase the property during the three-year lease term.  The other OREO property is leased on a short-term basis.

Liabilities

Deposits were $180,980,000 at September 30, 2010, an increase of 1.5% from the $178,242,000 at December 31, 2009.  Deposits at September 30, 2010 consisted of:

Type of deposit	Balance	% Total
Noninterest-bearing checking	$19,864,000	11.0%
Interest-bearing checking	9,993,000	5.5%
Variable rate savings/money market (Market Rate Savings Accounts)	70,550,000	39.0%
Time deposits	80.573,000	44.5%
Total	$180,980,000	100.0%

Included in the time deposits total at September 30, 2010 and December 31, 2009 were $18,609,000 and $19,357,000, respectively, of national market CDs, primarily from other banks and credit unions, in amounts that qualify for FDIC insurance, with original terms ranging from nine months to five years, and rates ranging from 0.25% to 4.90%.  As of September 30, 2010, the weighted average interest rate paid on these CDs was 2.02% and the weighted average remaining maturity was 14.0 months.  Although management believes these CDs were obtained at market rates at the time they were originated, they may be more vulnerable to price sensitivity than local deposits.

Federal Home Loan Bank (FHLB) advances decreased to $1.9 million at September 30, 2010 from $3.4 million at year-end 2009.  FHLB advances totaling $1,500,000 matured and were repaid in the first nine months of 2010.   FHLB advances are collateralized by loans secured by real estate under a blanket lien agreement.  At September 30, 2010 the Company’s available borrowing capacity with the FHLB was $15.9 million, subject to the acquisition of additional shares of FHLB stock.

Please refer to Note 5 and the discussion in this report, under the caption “Liquidity and Capital Resources,” for more information about the Company’s additional sources of funding.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2010

FINANCIAL CONDITION (continued)

Shareholders’ Equity

Total shareholders’ equity decreased $906,000 to $18,577,000 at September 30, 2010, from $19,483,000 at December 31, 2009.  This decrease was a result of net loss of $927,000 for the first nine months of 2010 and dividends on preferred stock of $192,000, partially offset by the $35,000 impact on paid-in capital of the extension of the expiration date of director stock options, the issuance of $11,000 of common stock under the Employee Stock Purchase Plan, and the increase in the fair value of available-for-sale securities, net of tax, of $166,000.

As of September 30, 2010, the book value per share of the Company’s common stock was $23.62, compared with $25.29 at December 31, 2009.

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Overview

Net loss for the first nine months of 2010 was $927,000, a negative change from the $57,000 net income in the same period in 2009.  This change was primarily due to an increase in the provision for loan losses of $2,299,000 and an increase in noninterest expense of $150,000.  These negatives were partially offset by a $825,000 increase in net interest income and an increase of $130,000 in noninterest income.  Net loss available to common shareholders for the first nine months of 2010 was $1,160,000 or $1.98 loss per basic and diluted share after preferred stock dividends of $192,000 and the amortization of premiums of $41,000 in the first nine months of 2010.  Net loss available to common shareholders was $60,000 or $0.10 per basic and diluted share for the first nine months of 2009.

Net Interest Income

Net interest income before the provision for loan losses in the first nine months of 2010 was $5,119,000, an increase of $825,000, or 19.2%, from the $4,294,000 earned in the same period of 2009.  Net interest income increased for the first nine months of 2010 from the comparable period of 2009 primarily due to the increase in average loans outstanding combined with the decrease in interest rates on time deposits.  Net interest margin was 3.45% for the nine months ended September 30, 2010, representing an increase of 25 basis points (bp) from the 3.20% for the like period in 2009.

The following table illustrates the average balances and annualized interest rates for the nine months ended September 30, 2010 and 2009.  Loans on nonaccrual status are included in the average loan balance.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2010

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (continued)

	Nine months ended			Nine months ended
	September 30, 2010			September 30, 2009
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and other short term funds	$19,635	$36	0.25%	$17,722	$47	0.36%
Securities — taxable	5,642	182	4.53%	5,933	212	4.96%
Securities — tax exempt	4,906	196	5.57%	4,529	183	5.59%
Restricted stock	921	34	4.90%	768	29	5.03%
Loans	169,843	6,430	5.06%	152,649	6,038	5.29%
Total interest-earning assets	200,947	6,878	4.58%	181,601	6,509	4.77%
Noninterest earning assets	7,722			7,654
Total assets	$208,669			$189,255

Interest-bearing liabilities:
Checking accounts	$10,200	34	0.45%	$8,045	36	0.59%
Market rate savings accounts	73,992	381	0.69%	68,660	477	0.93%
Time deposits	81,926	1,215	1.98%	70,092	1,526	2.91%
Federal Home Loan Bank advances and other borrowings	2,490	68	3.66%	4,464	121	3.62%
Total interest-bearing liabilities	168,608	1,698	1.35%	151,261	2,160	1.91%
Noninterest-bearing liabilities	20,784			20,888
Shareholders' equity	19,277			17,106
Total liabilities and shareholders' equity	$208,669			$189,255

Net interest income		5,180			4,349
Tax equivalent adjustment		(61)			(55)
Net interest income per financial statements		$5,119			$4,294

Net interest margin
(Net yield on average earning assets)			3.45%			3.20%

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2010

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (continued)

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

	Summary of Changes in Net Interest Income
	Nine months ended September 30, 2010 vs. 2009
	Increase (Decrease) due to
($ in thousands)	Volume	Rate	Net
Interest income:
Federal funds sold and other short term funds	$5	$(16)	$(11)
Securities — taxable	(12)	(18)	(30)
Securities — tax exempt	13	-	13
Restricted stock	6	(1)	5
Loans	654	(262)	392
Total interest-earning assets	666	(297)	369

Interest expense:
Transaction accounts (NOW)	(8)	10	2
Market rate savings accounts	(35)	131	96
Time deposits	(208)	519	311
Federal Home Loan Bank advances and other borrowings	55	(2)	53
Total interest-bearing liabilities	(196)	658	462
Change in net interest income	$470	$361	$831

Interest Income

Interest and fee income on loans for the first nine months of 2010 was $6,430,000, an increase of $392,000 or 6.5% from $6,038,000 for the first nine months of 2009 primarily due to the increase in average loans outstanding, partially offset by decreases in the interest rates earned on loans.  Tax equivalent interest and dividend income from securities and short-term funds decreased 4.9% to $448,000 through the first nine months of 2010, from $471,000 in the same period in 2009 primarily due to lower rates earned on Federal funds sold and other short-term funds and lower rates earned on securities purchased in 2010.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2010

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (continued)

Interest Expense

Interest expense decreased 21.4% when comparing the nine months ended September 30, 2010 with the same period of 2009.  Total interest expense was $1,698,000 for the first nine months of 2010, compared to $2,160,000 in the same period of 2009.  Interest on deposits decreased $409,000, or 20.1%, to $1,630,000 in the first nine months of 2010, from $2,039,000 in the same period of 2009.  The decrease in deposit interest expense was primarily due to lower rates paid on certificates of deposit (CDs) and market rate savings accounts, partially offset by increased average CD volume.  Interest on borrowings was $68,000 for the nine months ending September 30, 2010 compared to $121,000 for the first nine months of 2009 due to a decrease in the average balance in FHLB advances in 2010 as compared to 2009.

Net Interest Margin

Net interest margin increased 25 bp to 3.45% in the first nine months of 2010 from 3.20% in the like period of 2009 primarily due to the increase in average loan volume and the decrease in interest rates paid on deposits.

The yield on earning assets decreased 19 bp to 4.58% for the first nine months of 2010 compared to 4.77% in the same period of 2009.  In the first nine months of 2010, the yield on loans was 5.06%, down 23 bp from 5.29% in the first nine months of 2009.  The yield on loans is negatively impacted by the increase in loans placed on nonaccrual status because these loans are included in loans outstanding although they are not earning interest.

In the first nine months of 2010, the cost of interest-bearing deposits was 1.31%, down 55 bp from 1.86% in the like period in 2009.  This decrease reflects overall market interest rate decreases and the Company’s replacing higher-cost maturing CDs with lower-cost CDs in the current lower interest rate environment.  The overall cost of interest-bearing funds (deposits and borrowings) was 1.35% in the first nine months of 2010, compared with 1.91% in the same period of 2009.

Provision for Loan Losses

The provision for loan losses was $2,967,530 and $668,700 for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $2,298,830.  The increase in the provision was due to increases in specific allocations on impaired loans, increases in classified loans and increases in net charge-offs.  Refer to the discussion of the allowance for loan losses in the asset section of the Management’s Discussion and Analysis for detailed information related to the provision for loan losses.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2010

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (continued)

Noninterest Income

Total noninterest income for the first nine months of 2010 was $491,000, an increase of 36.0% from $361,000 for the same period in 2009, primarily due to increases in rental income of $37,000, gains on sales of SBA loans of $65,000 and gains on sales of mortgage loans of $20,000.  In the first nine months of 2010, rental income from leasing the Company’s two OREO properties to three tenants totaled $58,000 while in the same period in 2009 rental income from OREO property leased to one tenant totaled $21,000. The increase in gains on loan sales is due to the sale of fifteen residential mortgage loans totaling $2,254,000 for a total gain of $39,000 in the 2010 nine months compared to the sale of six mortgage loans totaling $1,110,000 for a total gain of $19,000 in the 2009 nine months.

Noninterest Expenses

Noninterest expenses were $4,144,000 for the first nine months of 2010, an increase of $150,000 or 3.8% over the $3,994,000 for the same period of 2009.  This increase is mainly attributable to increases in collection and OREO expense of $121,000 related to the cost to re-appraise properties securing nonaccrual and other troubled loans and the cost of maintaining current OREO properties.  Other factors included an increase in directors’ fees of $28,000 related to extending stock options in the first quarter of 2010 that would have expired in 2010 and 2011 for an additional five years, an increase of $33,000 in data processing costs related to the Company’s core data processing conversion in the third quarter of 2010, and an increase in other noninterest expenses detailed below.  These increases are partially offset by reductions of $50,000 in salaries and benefits due to a reduction in the number of full-time-equivalent employees, a decrease of $30,000 in occupancy and equipment due to certain equipment purchased in 2004 in connection with the opening of the Company’s Brecksville office being fully depreciated by late 2009  and a $21,000 decrease in FDIC insurance.  Related to FDIC insurance, in 2009 there was a special FDIC assessment totaling $90,000, while regular premiums have increased $69,000 in the current year due to premium increases and the increase in the Company’s total deposits.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2010

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (continued)

Total other noninterest expense for the first nine months of 2010 and 2009 consisted of:

	Nine months ended September 30,
	2010	2009
Supplies, printing and postage	$64,000	$60,000
Loan expenses	43,000	37,000
Dues and memberships	21,000	20,000
Travel and entertainment	47,000	32,000
Insurance	24,000	26,000
Telephone	16,000	19,000
CDARS fees	12,000	18,000
Losses on other assets	32,000	--
Other	36,000	34,000
	$295,000	$246,000

Included in travel and entertainment in 2010 was $24,000 related to the Company’s data processing conversion in the third quarter.

For the first nine months of 2010, the Company recorded $575,000 of income tax benefit arising from the net loss.  The Company’s effective tax rate for the period was (38.3%).  Total income tax expense (benefit) differs from amounts computed by applying the federal income tax rate of 34% of pre-tax income in all periods presented mainly as a result of the favorable tax treatment for municipal bond securities which are generally tax-exempt.  Also contributing to this difference is the favorable tax treatment of the Company’s investment in the single-premium cash surrender value life insurance policies.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

The Company’s net loss for the third quarter of 2010 was $550,000, which was $696,000 lower than the net income of $146,000 in the same period in 2009.  The decrease was primarily due to a $1,213,000 increase in the provision for loan losses and a $105,000 increase in noninterest expenses, partially offset by an increase of $184,000 in net interest income and a $81,000 increase in noninterest income.  Net loss available to common shareholders was $627,000, or $1.07 loss per basic and diluted share after dividends and amortization of premiums on preferred stock of $78,000 in the third quarter of 2010. In the same quarter of 2009, net income available to common shareholders was $69,000, or $0.12 per basic and diluted share.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2010

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 (continued)

Net Interest Income

Net interest income before the provision for loan losses in the third quarter of 2010 was $1,752,000, an increase of $184,000, or 11.7%, from the $1,568,000 for the same quarter of 2009.  The increase in net interest income is primarily attributable to the higher volume of loans and lower cost of deposits in 2010 compared to 2009, partially offset by the lower rates earned on loans and the higher volume of deposits.  Interest income increased $49,000 and interest expense decreased $135,000 in the third quarter 2010 as compared to the same quarter of 2009.  In the third quarter of 2010, the net interest margin increased to 3.52%, up 13 bp from 3.39% for the same quarter of 2009.

The yield on loans was 5.12% in the third quarter of 2010, down 13 bp from 5.25% for the same quarter of 2009.  The overall cost of interest-bearing funds (deposits and borrowings) was 1.27% for the third quarter of 2010, down 49 bp from 1.76% for the same quarter of 2009.  The cost of interest-bearing deposits was 1.25%, down 46 bp from 1.71% for the like quarter of 2009.

Provision for Loan Losses

The provision for loan losses was $1,400,000 in the 2010 third quarter, an increase of $1,213,000 from the $187,000 provision in the 2009 quarter.  The increase in the provision for loan losses for the current quarter was due to increases in loans individually evaluated for impairment, increases in net charge-offs and increases in classified loans.

Noninterest Income

Total noninterest income for the third quarter of 2010 was $210,000, an increase of $80,000, or 62.4%, from $130,000 for the same period in 2009.  The increase was primarily due to the recognition of $65,000 in gains on the sales of five SBA-guaranteed loans

Noninterest Expense

In the third quarter of 2010, total noninterest expense increased $105,000, or 7.9%, compared with the same quarter of 2009.  The increase in noninterest expense was primarily due to increases in FDIC insurance of $45,000 and an increase of $57,000 in costs associated with collection activities and OREO properties.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2010

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 (continued)

Total other noninterest expense for the three months ended September 30, 2010 and 2009 consisted of the following:

	Three months ended September 30,
	2010	2009
Supplies, printing and postage	$24,000	$21,000
Loan expenses	18,000	16,000
Travel and entertainment	28,000	13,000
Insurance	9,000	10,000
CDARS fees	—	2,000
Telephone	6,000	6,000
Dues and subscriptions	7,000	8,000
Other	24,000	19,000
	$116,000	$95,000

In the third quarter of 2010, there were $21,000 in travel expenses related to the Company’s data processing conversion.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses.  As summarized in the Statement of Cash Flows, the main sources of cash flow are receiving deposits from customers and, to a lesser extent, the repayment of principal and interest on loans and investments, proceeds from FHLB advances and borrowings.  The primary uses of cash are making loans to borrowers and, secondarily, investing in securities and short-term interest-earning assets.  Assets available to satisfy those needs include cash and due from banks, Federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities.  These assets are commonly referred to as liquid assets.  Liquid assets were $35,302,000 at September 30, 2010, compared to $28,888,000 at December 31, 2009.

At September 30, 2010, the Holding Company had approximately $395,000 in cash available to meet its obligations, primarily the payment of dividends on preferred stock, subject to prior regulatory approval.

If additional liquidity is needed, the Company has several possible sources which include obtaining additional Federal Home Loan Bank advances, purchasing federal funds, selling loans, or acquiring one-way buy CDARS, additional national market CDs or brokered deposits.  The Company also can borrow under various lines of credit.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2010

LIQUIDITY AND CAPITAL RESOURCES (continued)

As discussed previously, total shareholders’ equity decreased $906,000, to $18,577,000 at September 30, 2010 from $19,483,000 at December 31, 2009.  The decrease was due to net loss of $927,000 for the first nine months of 2010 and dividends on preferred stock of $192,000, partially offset by the $35,000 impact on paid-in capital of the extension of the expiration date of director stock options, proceeds of $11,000 from the Employee Stock Purchase Plan (resulting in 1,160 shares issued), and an increase of $166,000 in the net unrealized gains on available for sale securities.

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

The Company has a $2.0 million line of credit for capital purposes through an unaffiliated financial institution.  By borrowing against the line of credit and then investing the funds in the Bank as capital, the Company is able to help the Bank manage its capital ratios.  The Company had no outstanding balance on this line of credit at September 30, 2010 and December 31, 2009.

In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan.  A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date.  The Company filed an amended form S-8 Registration Statement on March 23, 2010 to increase the number of shares of authorized but unissued shares of stock allocated to the Plan. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions.  There are 16,250 shares of authorized but unissued shares of stock allocated to the Plan.  Because the Plan has been registered with the
SEC, there are no restrictions on the resale of the stock, other than those applicable to “affiliates” as defined in Rule 144 of the Securities and Exchange Commission.  As of September 30, 2010, a total of 5,779 shares of common stock are held by 28 participants through the Plan.

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

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2010

INTEREST RATE RISK (continued)

The Company’s balance sheet “gap” divides interest-bearing assets and liabilities into maturity and repricing categories, and measures the “gap” in each category.  From this perspective, at  September 30, 2010 the Company was minimally liability sensitive in the one-year category, with $127.8 million in assets and $132.0 million in liabilities subject to repricing during the next year.  However, most of the assets reprice more rapidly than the liabilities (due to their respective contractual provisions).  Management has the ability to control the repricing on non-maturity deposits, such as checking and savings accounts.  A significant portion of the Company’s liabilities are Market Rate Savings accounts on which the Company generally sets the interest rate based on a national money market index.  However, in 2009 and the first nine months of 2010, management did not reduce the interest rates paid on Market Rate Savings accounts to the extent indicated by the index because the competitive banking environment in our market area would not have supported such low interest rates.

From an income statement perspective, based on the model utilized by the Company to analyze its interest rate sensitivity, the Company’s net interest income will benefit modestly from a 200 bp increase in interest rates, since interest income will increase more rapidly than interest expense.   As of September 30, 2010, the model indicates that if market interest rates were to experience an immediate increase of 100 bp, the Company’s net interest income would decrease by approximately 0.2%, while if rates were to increase by 200 bp, the Company’s net interest income would increase by approximately 0.9%.  Modeling for a 100 bp decrease in interest rates is not meaningful, due to the current rate environment.   Modeling interest rate sensitivity is highly dependent on numerous assumptions used in the modeling process, and actual changes in interest income and expense may be different than projected.

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

WESTERN RESERVE BANCORP, INC.
CONTROLS AND PROCEDURES
September 30, 2010

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2010, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal nine months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
September 30, 2010

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1a.	Risk Factors	Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Removed and Reserved

Item 5.	Other Information	None

Item 6 – Exhibits

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
September 30, 2010

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
September 30, 2010

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
*

10.20	Ninth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 17, 2010

11	Statement re: Computation of Per Share Earnings (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 15, 2010)	*

14	Western Reserve Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2004)	*

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

*   Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.

FORM 10-Q

September 30, 2010

Exhibit No.	Description of Exhibits
32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

*   Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Nine months ended September 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.

Date: November 15, 2010	By:	/s/ Edward J. McKeon
Edward J. McKeon
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Cynthia A. Mahl
Cynthia A. Mahl
Executive Vice President/Chief Financial Officer
(Principal Financial Officer)