Form 10-K
period 2010-12-31
WESTERN RESERVE BANCORP INC
filed 2011-03-31
CIK 1051473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended   December 31, 2010
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
☐Yes    ☒No

As of June 30, 2010, the aggregate market value of the common stock held by non-affiliates of the Bancorp was $4,843,172 (which excludes 105,897 shares held by directors and executive officers).  As of that date, there were 585,419 shares of common stock issued and outstanding.

As of March 25, 2011, there were 586,084 shares of the Company’s common stock, without par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II:	Portions of Registrant’s 2010 Annual Report to Shareholders and Portions of Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2011
Part III:	Portions of Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2011

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

On May 15, 2009 the Company became a participant in the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program (the “CPP”) and issued $4,700,000 in preferred stock to the U.S. Treasury.   Refer to the Company’s 2010 Annual Report to Shareholders Note 17 (which is incorporated herein by reference) for additional discussion about the CPP.

The Company and the Bank currently maintain their offices at 4015 Medina Road, Suite 100, Medina, Ohio 44256.  The Bank opened a second full-service office in October 2004 located at 8751 Brecksville Road, Brecksville, Ohio 44141.

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

Under applicable law, the Bank is permitted to make loans to individual borrowers in aggregate amounts of up to 15 percent of the sum of the Bank’s total capital and allowance for loan losses.  At December 31, 2010, the Bank’s legal lending limit was approximately $3,189,000.  The Board of Directors has established an "in-house” lending limit of $2,000,000 although, under certain circumstances, the Board Loan Committee can authorize, on a case-by-case basis, lending relationships in excess of this “in-house” limit.  The Board may from time to time raise or lower the “in-house” limit as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions.    The Company believes that the Bank’s legal lending limit is adequate to satisfy the credit needs of most of its clients.  For credit needs that exceed the Bank’s legal lending limit, the Bank has the ability to participate with other banks to meet the credit need.  In such instances, the Bank intends to be the lead bank in the loan arrangement.

The Bank’s market area is competitive.  There are at least thirteen commercial banks and savings institutions with nearly twenty-seven offices in the Bank’s primary service areas of Medina and Brecksville.  The rapid growth of the Bank in the twelve years since it opened has confirmed the founding shareholders’ belief that a local community bank that offered excellent customer service would be well-received in the Bank’s primary market areas.  The Bank’s competition, in addition to large regional banks, includes credit unions, finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

Employees

At December 31, 2010, the Bank has 34 full-time-equivalent employees (30 full-time and 8 part-time).  None of its employees is covered by a collective bargaining agreement.  The Company considers its employee relations to be excellent.

Reports to Security Holders

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy solicitation materials, as applicable, under Commission Regulation 14A.  The public may read and copy any materials the Company files with the Commission at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.  The reports are also accessible through the Company’s web site at http://www.westernreservebank.com/a_sec.htm.

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

The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s Chief Executive Officer and Chief Financial Officer are required which attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. Additionally, the Chief Executive Officer and Chief Financial Officer are required to certify that the Company has effective disclosure controls and procedures.  In accordance with Section 404 of the Sarbanes-Oxley Act, the Company implemented a program to monitor the Company’s internal control over financial reporting.  This includes the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls and testing of the operating effectiveness of key controls over financial reporting.  See Item 9A of the Company’s annual report on Form 10-K for more information regarding management’s evaluation of the Company’s disclosure controls and procedures, and the Company’s internal control over financial reporting.

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

Troubled Asset Relief Program Capital Purchase Program (the “CPP”).  As a participant in the U.S. Treasury’s CPP, the Bank is subject to dividend and other provisions imposed by the Emergency Economic Stabilization Act of 2008 (the “EESA”) as amended by The American Recovery and Reinvestment Act of 2009 (the “ARRA”).  These restrictions include limitations on dividends to common shareholders, effectively eliminating the Company’s ability to declare such dividends during the time the Company is a participant in the CPP.  In addition, certain forms of compensation for executive officers, generally including the chief executive officer, chief financial officer and the next three highest compensated executive officers are limited or prohibited.  Refer to the Company’s 2010 Annual Report to Shareholders Note 17 and to the Company’s Proxy Statement under the caption “Recent Amendments to Compensation Plans and Arrangements Necessary to Comply with EESA” (both of which are incorporated herein by reference) for additional discussion about the CPP.

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

Deposit Insurance. The deposits of the Bank are insured up to regulatory limits set by the FDIC. The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium (assessment). The amount assessed to each institution is based on statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the DIF. The FDIC assesses higher rates to those institutions that pose greater risks to the insurance fund.   The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) revised the statutory authorities governing the FDIC’s management of the DIF. Key requirements from the Dodd-Frank Act have resulted in the FDIC’s adoption of the following proposed amendments: (1) redefined the assessment base used to calculate deposit insurance assessments to “average consolidated total assets minus average  tangible equity”; (2) raised the DIF’s minimum reserve ratio to 1.35 percent and removed the upper limit on the reserve ratio; (3) revised adjustments to the assessment rates by eliminating one adjustment and adding another; and (4) revised the deposit insurance assessment rate schedules due to changes to the assessment base. Revised rate schedules and other revisions to the deposit insurance assessment rules would become effective April 1, 2011 and would be used to calculate the June 30, 2011 assessments which are due September 30, 2011.

The Emergency Economic Stabilization Act of 2008 provided a temporary increase in deposit insurance coverage from $100,000 to $250,000 per depositor.  The increased deposit insurance limit was originally set to expire on January 1, 2010 and then subsequently extended to run through December 31, 2013.  However, effective July 21, 2010, the Dodd-Frank Act permanently raised the standard maximum deposit insurance coverage amount to $250,000. The FDIC deposit insurance coverage limit applies per depositor, per insurance depository institution for each account ownership category.

On November 9, 2010, the FDIC issued a final rule implementing a provision of the Dodd-Frank Act which temporarily provided for separate deposit insurance coverage for noninterest-bearing transaction accounts. Funds held in noninterest-bearing transaction accounts (such as checking accounts) are fully insured, without limit, and the temporary unlimited coverage is separate from and in addition to, the deposit insurance coverage provided to depositors with respect to other accounts held at an insured depository institution. This temporary deposit insurance coverage for transaction accounts will terminate on December 31, 2012.  As of January 1, 2013, noninterest-bearing transaction accounts will then be insured under the FDIC’s general deposit insurance coverage rules.

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

As of December 31, 2010, the Bank’s capital ratios exceeded the thresholds necessary for being considered “well-capitalized” and exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 11.3%, a Tier 1 risk-based capital ratio of 10.0% and a leverage ratio of 8.0%.   The Bank issued $4,000,000 in subordinated debt to the holding company in 2009 that qualified as Tier 2 capital.  In the first quarter of 2010, the Bank repaid that debt and the holding company concurrently invested $3,500,000 in the Bank, which qualified as Tier 1 Capital.

The Bank has grown rapidly in its twelve year history, and continued rapid growth will require it to consider capital strategies to support that growth.  The Company has a $3,000,000 line of credit through an unaffiliated financial institution, with up to $2,000,000 for the purpose of providing additional capital to the Bank as needed, and up to $1,000,000 for liquidity purposes.  At December 31, 2010, there were no borrowings on the line of credit.  The Company is able to borrow against the line of credit and then invest the funds in the Bank as paid-in capital, thus enabling the Bank to manage its capital ratios.  The interest rate on the line is variable, at 0.50% above the prime rate or LIBOR plus 3.00%, which is at the Company’s option at the time the line is drawn.  The line is secured by 100% of the stock of the Bank.  There are certain covenants on the line relating to the Company’s and the Bank’s operating performance and capital status.  As of December 31, 2010 the Bank and the Company were not in compliance with certain of the covenants.  The Bank’s ratio of nonperforming loans to total assets was 3.94% at December 31, 2010, above the covenant of 2.00% or less.  Additionally, the Bank was required to have annual net income of at least $200,000, which was not met due to the significant provision for loan losses in 2010.  Finally, the Company was required to have total capital of at least $18.5 million, and the Company’s total capital was $17.3 million. The covenants have been waived for December 31, 2010. At December 31, 2009, the Company and the Bank were in compliance with all but one of the covenants.  The Bank’s ratio of nonperforming loans to total assets was 1.86%, compared to the then-current requirement of 1.50%.  That covenant was waived.  At year-end 2008, the Company borrowed $500,000 on the capital line of credit, which was repaid in May 2009.  Other capital-raising strategies that the Company could consider in the future include issuing preferred or common stock, or issuing subordinated debt at the Bank level.  However, there is currently very little market for these instruments.

Dividends.  As indicated above, as a participant in the CPP, the Company and the Bank are subject to certain dividend restrictions effectively eliminating their ability to declare and pay dividends during the period that the Company remains a participant in the CPP.  In addition, Ohio law and FRB provisions prohibit the Bank, without the prior approval of both the Division and the FRB, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years.  As a practical matter, banks are discouraged from paying dividends in excess of current year net income.  Due to the current operating losses, the Bank would currently be prohibited from paying any dividends to the Company without prior regulatory approval.  The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized.  In addition, any dividend paid by the Bank or the Company must be consistent with the Board of Governor’s Policy Statement on the Payment of Cash Dividends by State Member Banks and Bank Holding Companies.

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

Federal Home Loan Bank.  The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances.  As a member of the FHLB of Cincinnati, the Bank must maintain an investment in the capital stock of the FHLB of Cincinnati.

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

In addition to programs discussed elsewhere herein, there have been numerous other actions recently undertaken by the Federal Reserve Board, the U.S. Department of the Treasury, the FDIC and others in efforts to address the current liquidity and credit crisis in the financial industry. These measures, many of which were taken in connection with or pursuant to recent stimulus measures enacted by Congress, include proposed acquisitions of troubled bank assets; homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; a temporary guaranty program for money market funds; and other coordinated efforts to address illiquidity and other weaknesses in the banking sector.  The Company cannot predict the impact that these measures may have on the financial condition or results of operations of the Company or the Bank.  Nor can the Company predict what other legislation or regulations might be adopted going forward or the impact that such future measures may have on the Company or the Bank

Recent and Pending Regulatory Changes.  The Dodd-Frank Act, signed by the President on July 21, 2010 posed a significant impact on financial regulations. Certain provisions such as the permanent increase in deposit insurance coverage had an immediate effective date. Provisions regarding rules for interchanges fees on electronic debit transactions must be effective by July 21, 2011. Other provisions which, though intended to provide regulatory relief to community banks, may require time and further analysis to evaluate the actual consequences. Implementation of the Dodd-Frank Act provisions, which are conservatively estimated at more than 5,000 pages of new or expanded regulations for banks, will result in new rulemaking by the federal regulatory agencies over the next several years. Fully implementing the new and expanded regulation will involve ensuring compliance with extensive new disclosure and reporting requirements. The Dodd-Frank Act created an independent regulatory body, the Bureau of Consumer Financial Protection (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks — large and small — adds another regulator to scrutinize and police financial activities. Transfer to the Bureau of all consumer financial protection functions for designated laws by the other federal agencies must be completed no later than July 21, 2011. The Bureau has responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities which could impact what consumer financial services would be available and how they are provided. The following consumer protection laws are the designated laws that will fall under the Bureau’s rulemaking authority: the Alternative Mortgage Transactions Parity Act of 1928, the Consumer Leasing Act of 1976, the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, the Fair Credit Reporting Act subject to certain exclusions, the Fair Debt Collection Practices Act, the Home Owners Protection Act, certain privacy provisions of the Gramm-Leach-Bliley Act, the Home Mortgage Disclosure Act (HMDA), the Home Ownership and Equity Protection Act of 1994, the Real Estate Settlement Procedures Act (RESPA), the S.A.F.E. Mortgage Licensing Act of 2008 (SAFE Act), and the Truth in Lending Act. Review and revision of current financial regulations in conjunction with added new financial service regulations will heighten the regulatory compliance burden and increase litigation risk for the banking industry.

In addition to the Dodd-Frank Act, there is significant potential for new federal regulations relating to lending, funding practices, and liquidity and capital standards, and the bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. These increased governmental actions may increase our costs and limit our ability to pursue certain business opportunities.

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

The information contained in the Company’s 2010 Annual Report to Shareholders under the caption “Net Interest Income” of “Management’s Discussion and Analysis” is incorporated by reference.

II.	INVESTMENT PORTFOLIO

The estimated fair values of securities available for sale at December 31, 2010 and 2009 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Average Yield
2010
Mortgage-backed residential	$7,532,920	$214,887	$(45,758)	3.83%
Tax-free municipal	4,890,165	158,571	(3,258)	4.02	%(1)
Taxable municipal	253,625	—	(7,955)	5.40%
	$12,676,710	$373,458	$(56,971)	4.44%
2009
Mortgage-backed residential	$5,264,140	$215,372	$—	4.83%
Tax-free municipal	4,755,085	141,682	(3,632)	5.52	%(1)
	$10,019,225	$357,054	$(3,362)	5.16%

Maturities of Investment Securities
	Due in one to five years			Due in five to ten years			Greater than ten years
	Amortized Cost	Weighted Average Yields		Amortized Cost	Weighted Average Yields		Amortized Cost	Weighted Average Yields
Mortgage-backed residential	$61,919	5.24%		$1,433,231	4.45%		$6,206,899	3.68%
Tax-free municipal	839,771	5.34	%(1)	3,542,737	5.35	%(1)	662,970	5.69	%(1)
Taxable municipal	—	—		245,670	4.02%		—	—
	$901,690	5.33%		$5,221,638	5.04%		$6,869,869	3.88%

(1)	Fully tax-equivalent based on federal income tax structure applicable at December 31, 2010 and 2009.

There is one municipal security with a fair value of $242,386, maturing in less than one year.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

III.	LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31, 2010 and 2009.

	2010	2009
Commercial	$140,592,699	$149,323,296
Home equity lines of credit	11,620,756	10,211,566
Residential mortgage	806,411	933,687
Consumer installment	4,926,165	4,118,808
Purchased auto loans	1,558,763	2,589,488
	159,504,794	167,176,845
Less allowance for loan losses	4,544,316	2,316,715
	$154,960,478	$164,860,130

Concentrations of Credit Risk:  Western Reserve Bank grants commercial, residential real estate mortgage and installment loans to businesses and individuals mainly in Medina, Cuyahoga, Wayne and contiguous counties in Ohio.  Commercial loans include loans collateralized by business assets.  At December 31, 2010, commercial loans secured by real estate make up approximately 71.1% of the loan portfolio.  Other commercial loans to businesses comprise 17.0% of total loans, and are expected to be repaid from cash flows from operations of the businesses.

Variable rate home equity lines of credit make up approximately 7.3% of the loan portfolio and are collateralized by residential real estate.  Residential mortgage and construction loans are 0.5% of the loan portfolio and are secured primarily by first mortgages on residential property.  Installment loans to individuals and other loans make up approximately 3.1% of the loan portfolio and are primarily collateralized by consumer assets or are unsecured.  Purchased auto loans make up approximately 1.0% of the loan portfolio and are collateralized by automobiles and serviced by another financial institution.  At December 31, 2010, approximately 1.4% of the Bank’s total loan portfolio was unsecured.

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the maturity distribution and sensitivity to changes in interest rates of loans outstanding as of December 31, 2010.  Fixed rate loans are presented based on their maturity date, and variable rate loans with floating or adjustable interest rates are included based on their earliest repricing opportunity.

	Within	One to	After
	one year	five years	five years	Total

Commercial	$68,812,946	$64,475,721	$7,304,032	$140,592,699
Home equity lines of credit	11,620,756	—	—	11,620,756
Residential mortgage	380,794	214,119	211,498	806,411
Consumer installment	4,434,129	436,813	55,223	4,926,165
Purchased auto loans	9,220	1,549,543	—	1,558,763
	$85,257,845	$66,676,196	$7,570,753	$159,504,794

Of the loans maturing or repricing after one year, approximately $39,727,000 have variable interest rates, and $34,520,000 have fixed interest rates.

III.	LOAN PORTFOLIO (Continued)

C.	Risk Elements

1.	Nonaccrual, Past Due, Restructured and Impaired Loans - The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31.

		2010	2009
(a)	Nonhomogeneous loans accounted for on a nonaccrual basis	$7,546,298	$3,591,816
(b)	Accruing loans which are contractually past due 90 days or more as to interest or principal payments	8,131	—
(c)	Loans not included in (a) or (b) which are "Troubled Debt Restructurings" as defined in The FASB’s Accounting Standards Codification (ASC) Topic 310, subtopic 40, sections 15, 30 and 50	1,612,433	1,834,245
(d)	Other loans defined as “impaired”	—	—

		$9,166,862	$5,426,061

	Percentage of allowance to non-performing loans	60.2%	64.5%

Information related to the Company’s credit risk profile by internally assigned grade at December 31, 2010, is included in the following table.

	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total

Commercial real estate	$85,034,950	$10,717,741	$17,698,468	$-	$-	$113,451,159
Commercial business	24,023,215	1,229,339	1,888,986	-	-	27,141,540
Residential mortgage:
Home equity line of credit		73,250	709,912	-	10,837,594	11,620,756
1-4 family residential			51,725		754,686	806,411
Consumer:
Installment					4,926,165	4,926,165
Purchased auto loans					1,558,763	1,558,763
Total	$109,058,165	$12,020,330	$20,349,091	$-	$18,077,208	$159,504,794

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

Management believes the allowance for loan losses at December 31, 2010 is adequate to absorb probable losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on the Company’s loss experience, the loss experience of comparable companies, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

III.	LOAN PORTFOLIO (Continued)

2010
Gross interest income that would have been recorded in 2010 on nonaccrual loans outstanding at December 31, 2010 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period	$401,981

Interest income actually recorded on nonaccrual loans and included in net income for the period	199,186

Interest income not recognized during the period	$202,795

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

As of December 31, 2010, in addition to the $9,166,862 of loans reported under Item III, C.1., there are no other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C.1 at some future date.  There were no loans classified for regulatory purposes as loss, doubtful or substandard that have not been disclosed in Section 1 above.

3.	Foreign Loans Outstanding

None

4.	Loan Concentrations

As of December 31, 2010, commercial loans to entities classified as “lessors of nonresidential buildings” comprise approximately $54,129,000, or 33.9% of the total loan portfolio.  However, this category includes a significant proportion of loans for buildings that are owner-occupied, and that are classified as real estate holding companies solely because the owner of the operating company has formed a real estate holding company for the single purpose of owning the building that they then lease to their operating company.

D.	Other Interest-Bearing Assets

There are no other interest-bearing assets as of December 31, 2010 that would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2010	2009
Loans
Loans outstanding at end of period	$159,504,794	$167,176,845

Average loans outstanding during period	$168,798,326	$155,567,937

Allowance for loan losses
Balance at beginning of period	$2,316,715	$1,743,470

Loans charged-off
Commercial	2,670,486	207,986
Home equity lines of credit	—	39,766
Residential mortgage	6,785	48,000
Consumer installment	10,000	10,018
Purchased auto loans	36,868	29,367
	2,724,139	335,137
Recoveries of loans previously charged-off
Commercial	15,669	7,980
Home equity lines of credit	16,763	12,796
Residential mortgage	712	—
Consumer installment	4,887	579
Purchased auto loans	1,100	1,627
	39,131	22,982
Net loans charged-off	2,685,008	312,155
Provision for loan losses	4,912,609	885,400
Balance at end of period	$4,544,316	$2,316,715

Ratio of net charge-offs during the period to average loans outstanding during the period	1.59%	0.20%

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

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

			Percentage of Loans in
			Each Category to
	Allowance Amount		Total Loans
	2010	2009	2010	2009
Commercial	$4,132,942	$2,043,657	88.1%	89.3%
Home equity lines of credit	152,561	51,058	7.3	6.1
Residential mortgage	9,811	2,603	0.5	0.6
Consumer installment	19,640	31,850	3.1	2.5
Purchased auto loans	15,136	28,905	1.0	1.5
Unallocated	214,226	158,642

Total	$4,544,316	$2,316,715	100.0%	100.0%

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.	DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the year ended December 31:

	2010		2009
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$21,235,573	0.00%	$19,046,406	0.00%
Interest bearing demand deposits	10,312,548	0.44	8,344,012	0.57
Savings and money market accounts	74,480,377	0.66	67,941,295	0.90
Certificates of deposit and IRAs	80,366,652	1.97	71,292,805	2.77
	$186,395,150	1.14	$166,624,518	1.58

At December 31, 2010, the Bank had $39,530,981 of time certificates of deposit of $100,000 or more outstanding. Remaining maturities of these time deposits are as follows:

Three months or less	$7,038,218
Over three through six months	5,224,361
Over six through twelve months	10,227,213
Over twelve months	17,041,189
$39,530,981

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows:

	2010	2009
Average total assets	$208,103,000	$189,388,000
Average shareholders’ equity	$18,967,000	$17,922,000
Net income (loss)	$(1,915,769)	$189,220
Net income (loss) available to common shareholders	$(2,226,568)	$(5,029)
Return on average total assets	(0.92)%	0.10%
Return on average shareholders' equity	(10.10)%	1.06%
Cash dividends declared on common stock	$0.00	$0.00
Dividend payout percentage	n/a	n/a
Average shareholders’ equity to average total assets	9.11%	9.46%

VII.	SHORT-TERM BORROWINGS

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

The facility is leased under an operating lease with a primary term of ten years which expired in October 2008 and options for two five-year extensions.  The Company exercised the first option for a five-year extension expiring in October 2013.  The annual lease payment was $251,737 for 2010 and $246,302, and is subject to annual increases.  Refer to Note 6 in the Company’s 2010 Annual Report to Shareholders (incorporated herein by reference) for additional discussion about the lease.

On October 4, 2004, the Company opened a second full-service facility located at 8751 Brecksville Road, Brecksville, Ohio.  The Bank entered into an operating lease agreement for approximately 5,600 square feet of space for this location from an unrelated party.  The lease is for a term of ten years beginning October 1, 2004, with two five-year renewal options.  The annual lease payment was $167,465 for 2010 and $163,909 for 2009, and is subject to annual increases.

The Bank occupies a small, full-service, limited-hours office inside Western Reserve Masonic Community, a retirement community at 4931 Nettleton Road, Medina. Until March 2010, the Bank also occupied a small, full-service, limited-hours office inside Summerville at Camelot (formerly Camelot Place), an assisted living facility located at 49 Leisure Lane, Medina; however, this office was discontinued and its operations merged into the main office.  Rent for both offices is de minimis.

On December 18, 2008, the Company opened a lending office located at 148 E. Liberty Street, Wooster, Ohio.  The Bank entered into an operating lease agreement for approximately 820 square feet of space for this location from a person who was a related party until December 17, 2009.  The lease is for a term of one year beginning December 1, 2008, with annual renewal options.  Rent for 2010 and 2009 was $8,540 and $8,168, respectively.

Item 3.  Legal Proceedings

The Company is not aware of any legal proceedings against it or the Bank.

Item 4.  Removed and Reserved

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Common Stock was held by approximately 484 holders of record as of December 31, 2010.  Howe Barnes Hoefer & Arnett, Inc. (Howe Barnes) makes a market in the Company’s shares of stock.  Howe Barnes is a Chicago based investment firm that specializes in the research and trading of small and medium sized community bank stocks.  The Company’s shares are quoted over-the-counter on the OTCOB under the trading symbol “WRBO.”  The OTCOB is an electronic inter-dealer quotation system operated by OTC Markets Group, Inc.  To date there has been no regular and liquid market for the common stock, and there can be no assurance that a regular and liquid trading market will develop in the foreseeable future although management believes the arrangement with Howe Barnes will provide shareholders with improved liquidity of their shares.  The high and low bid information in the table below has been compiled from NASDAQ.com.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

2010	High	Low
Fourth quarter	$20.00	$6.05
Third quarter	$10.10	$7.00
Second quarter	$10.85	$10.10
First quarter	$11.00	$10.10

2009	High	Low
Fourth quarter	$15.00	$10.02
Third quarter	$17.00	$15.00
Second quarter	$15.00	$15.00
First quarter	$15.00	$15.00

No cash or other dividends were declared or paid since the Company’s inception on February 25, 1997.  The Company expects that all Company and Bank earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future.  If and when dividends are declared, the Company will be largely dependent upon dividends paid by the Bank for funds to pay dividends on the Common Stock.  It is also possible, however, that the Company could pay dividends in the future generated from investment income and other activities of the Company.  As part of the conditions of a line of credit with another financial institution described in Note 8 of the Company’s 2010 Annual Report to Shareholders, the Company may, over the life of the loan agreement, declare or pay dividends subject to an aggregate limit of $100,000.

Under Ohio law, the Bank will be restricted as to the maximum amount of dividends it may pay on its Common Stock.  For additional discussion regarding dividend restrictions, please refer to the discussion regarding Supervision and Regulation in Part I of this Form 10-K.

Because the Company sold senior preferred stock to the U.S. Treasury under the CPP, the Company may not pay dividends to common shareholders until all dividends on the senior preferred stock have been paid in full.  In addition, the U. S. Treasury must consent to any increase in dividends paid in the first three years and for any increase in dividend payments exceeding 3% per year thereafter.  The senior preferred stock is expected to be redeemed after no more than ten years, therefore, no dividends may be paid to common shareholders after ten years if the senior preferred stock has not been redeemed.  Refer to Note 17 in the Company’s 2010 Annual Report to Shareholders (incorporated herein by reference) for additional discussion about the Company’s participation in the CPP and related requirements and restrictions.

Item 6.  Selected Financial Data.

This item is not applicable to smaller reporting companies.

Item 7.  Management’s Discussion and Analysis and Results of Operations

The information contained in the Company’s 2010 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis” is incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to smaller reporting companies.

Item 8.  Financial Statements

The following financial statements and related notes are incorporated by reference to the Company’s 2010 Annual Report to Shareholders under the following captions:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 9.  Changes in, and Disagreements With, Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the President and Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as well as COSO’s Guidance for Smaller Public Companies.  Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2010.  There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Code of Ethics

Code of Ethics.  As noted above in Part I, Item 1, the Company has adopted a Code of Ethics and Business Conduct applicable to the Company’s Chief Executive Officer, the Chief Financial Officer, the principal accounting officer and other senior financial officers performing accounting, auditing, financial management or similar functions.  A copy of the Code of Ethics and Business Conduct is available free of charge upon request.  Shareholders desiring a copy of the Code should address written requests to Ms. Cynthia A. Mahl, Executive Vice President, Chief Financial Officer and Secretary, Western Reserve Bancorp, Inc., 4015 Medina Road, P.O. Box 585, Medina, Ohio  44258-0585.  A copy of the Company’s Code is available on the Company’s website at www.westernreservebank.com.

Corporate Governance

Audit Committee Financial Expert.  The Company’s Board of Directors has determined that C. Richard Lynham, Chairman of the Audit Committee, is a “financial expert” as defined under the regulations promulgated under the Sarbanes-Oxley Act and is “independent” as that term is defined under the National Association of Securities Dealers (“NASD”) Marketplace Rules.

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

The Company has a nonqualified stock option plan (the Western Reserve Bancorp, Inc. 1998 Stock Option Plan) that provided for up to 125,000 shares of the Company’s common stock to be available for grant to officers, employees, directors and others.  The plan provided the Board with the authority to compensate directors, officers and employees with stock option awards for their services to the Company during a ten-year period that ended in 2008 and, accordingly, there were no options available to be awarded under the plan in 2010 or 2009.  The exercise price for previously-awarded options is at least the market price at date of grant.  The maximum option term is ten years, and options generally vest over three years as follows: 25% one year from the grant date, 50% after two years, and 100% after three years.  Options granted after 2004 generally vest 100% after five years.  As of December 31, 2010, the following equity securities are authorized for issuance under the plan:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	n/a	0
Equity compensation plans not approved by security holders	98,137	$18.66	0
Total	98,137	$18.65	0

The Plan provides for adjustment of the number of shares in the event the outstanding shares of stock of the Company are changed into or exchanged for a different number or kind of shares by reason of any merger, consolidation, reorganization, recapitalization, combination, stock split or stock dividend.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information contained in the Company’s Proxy Statement under the caption "Transactions with Related Persons, Promoters and Certain Control Persons" is incorporated by reference.  The Company has determined that the following members of its Board of Directors qualify as “independent” ad defined under the NASDAQ Marketplace Rules:  Roland H. Bauer, Bijay K. Jayaswal, Ray E. Laribee, C. Richard Lynham, R. Hal Nichols, Rory H. O’Neil, Glenn M. Smith and Thomas A. Tubbs.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2011.

WESTERN RESERVE BANCORP, INC.

By:	/s/ Edward J. McKeon
Edward J. McKeon, President, Chief
Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 31, 2011.

/s/ P. M. Jones P.M. Jones, Chairman of the Board	/s/ Edward J. McKeon Edward J. McKeon, President, Chief Executive Officer and Director

/s/ Roland H. Bauer Roland H. Bauer, Director	/s/ Ray E. Laribee Ray E. Laribee, Director

/s/ C. Richard Lynham C. Richard Lynham, Director	/s/ R. Hal Nichols R. Hal Nichols, Director

/s/ Rory H. O’Neil Rory H. O’Neil, Director	/s/ Thomas A. Tubbs Thomas A. Tubbs, Director

/s/ Glenn M. Smith Glenn M. Smith, Director	/s/ Cynthia A. Mahl Cynthia A. Mahl, Executive Vice President and Principal Financial and Accounting Officer

WESTERN RESERVE BANCORP, INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibits

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

10.8	Western Reserve Bancorp, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to the Company’s Form S-8 filed with the Commission on March 23, 2010)

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

10.13
Third amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 20, 2006 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2006)

10.14
Fourth amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated February 6, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)

10.15
Fifth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 21, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)

10.16
Sixth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 28, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2007)

10.17
Seventh Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 18, 2008 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2008)

10.18
Form of Amendment to the Western Reserve Bancorp, Inc. Stock Option Grant Agreement as of October 16, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on October 22, 2008)

10.19
Eighth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 1, 2009 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on August 14, 2009)

10.20
Ninth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCR National Bank, dated September 17, 2010 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 15, 2010)

11	Statement re: Computation of Per Share Earnings (incorporated by reference to the Company’s 2010 Annual Report to Shareholders)

13	2010 Annual Report to Shareholders (Except for sections incorporated by reference into this Form 10-K, the Annual Report to Shareholders shall not be deemed to be “filed” with the Commission.)

21	Subsidiary of Western Reserve Bancorp, Inc.

23	Consent of Crowe Horwath LLP

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

99.1
Certifications pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (EESA) by Edward J. McKeon, President and Chief Executive Officer and Cynthia A. Mahl, Executive Vice President and Chief Financial Officer