Form 10-Q
period 2011-03-31
WESTERN RESERVE BANCORP INC
filed 2011-05-16
CIK 1051473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such items).Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

586,414 shares of common stock, no par value, $1.00 stated value as of May 13, 2011.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Three months ended March 31, 2011

PART I--Financial Information
		Page
ITEM 1	FINANCIAL STATEMENTS
	Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	3
	Consolidated Statements of Operations for the three-month periods ended March 31, 2011 and 2010	4
	Consolidated Statements of Comprehensive Income (Loss) for the three- month periods ended March 31, 2011 and 2010	5
	Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2011 and 2010	6
	Notes to Consolidated Financial Statements	7
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	N/A

ITEM 4	CONTROLS AND PROCEDURES	38

PART II--Other Information		39

SIGNATURES		43

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from financial institutions	$2,786,740	$2,343,069
Interest-bearing deposits in other financial institutions	10,822,645	11,923,425
Federal funds sold	305,000	230,000
Cash and cash equivalents	13,914,385	14,496,494
Securities available for sale	12,334,103	12,993,197
Loans held for sale	-	236,000
Loans, net of allowance of $4,506,818 and $4,544,316	151,700,623	154,960,478
Restricted stock	966,100	966,100
Other real estate owned	1,072,386	991,450
Premises and equipment, net	991,242	1,029,685
Bank owned life insurance	2,459,343	2,434,183
Prepaid Federal Deposit Insurance Corporation premiums	529,643	618,005
Accrued interest receivable and other assets	2,859,089	2,838,804
	$186,826,914	$191,564,396

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$20,740,361	$22,934,531
Interest-bearing	145,251,324	148,704,510
Total deposits	165,991,685	171,639,041
Federal Home Loan Bank advances	2,500,000	1,900,000
Accrued interest payable and other liabilities	690,848	688,299
Total Liabilities	169,182,533	174,227,340

Shareholders' Equity
Cumulative preferred stock, no par value, $1,000 per share liquidation value:
Series A, fixed rate, 4,700 shares authorized and
issued at March 31, 2011 and December 31, 2010	4,700,000	4,700,000
Discount on Series A preferred stock	(189,242)	(204,381)
Series B, fixed rate, 235 shares authorized and
issued at March 31, 2011 and December 31, 2010	235,000	235,000
Premium on Series B preferred stock	18,464	19,941
Common stock, no par value, $1 stated value, 1,500,000 shares authorized, 586,414 and 586,084 shares issued and
outstanding as of March 31, 2011 and December 31, 2010	586,414	586,084
Additional paid-in capital	9,984,734	9,981,912
Retained earnings	2,094,686	1,809,618
Accumulated other comprehensive income	214,325	208,882
Total Shareholders' Equity	17,644,381	17,337,056
	$186,826,914	$191,564,396

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2011	2010
Interest and dividend income
Loans, including fees	$2,053,553	$2,131,924
Securities:
Taxable	69,060	58,028
Tax exempt	44,591	44,383
Dividends on restricted stock	12,317	10,354
Federal funds sold and short-term investments	4,973	9,359
	2,184,494	2,254,048
Interest expense
Deposits	413,635	555,610
Borrowings	16,571	30,869
	430,206	586,479
Net interest income	1,754,288	1,667,569
Provision for loan losses	8,135	785,830
Net interest income after
provision for loan losses	1,746,153	881,739
Noninterest income
Service charges on deposit accounts	43,013	51,064
Net gains on sales of loans	6,606	14,305
Other	73,110	80,169
	122,729	145,538
Noninterest expense
Salaries and employee benefits	594,880	634,946
Occupancy and equipment	224,946	215,472
Federal deposit insurance	95,125	71,845
Data processing	90,887	93,654
Professional fees	55,944	67,249
Taxes other than income and payroll	54,013	50,165
Directors' fees	27,400	69,135
Collection and other real estate owned	107,279	81,315
Marketing and community relations	34,154	39,188
Other	68,004	65,240
	1,352,632	1,388,209
Income (loss) before income taxes	516,251	(360,932)
Income tax expense (benefit)	153,481	(144,497)
Net income (loss)	$362,769	$(216,435)

Preferred stock dividends and amortization, net	77,700	77,700
Net income (loss) available to common shareholders	$285,069	$(294,135)

Earnings (loss) per common share:
Basic	$0.49	$(0.50)
Diluted	$0.49	$(0.50)

Average shares outstanding (basic)	586,088	584,731
Average shares outstanding (diluted)	586,088	584,731

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended March 31,
	2011	2010
Net income (loss)	$362,768	$(216,435)
Other comprehensive income, net of tax:
Unrealized gains on securities
arising during the period	5,443	50,888

	$368,211	$(165,547)

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Quarter ended March 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$362,769	$(216,435)
Adjustments to reconcile net income to net cash
from operating activities:
Provision for loan losses	8,135	785,830
Depreciation	49,733	38,855
Net amortization (accretion) of securities	8,271	(2,153)
Stock-based compensation	182	35,391
Loans originated for sale	(100,000)	(383,000)
Proceeds from sales of loan originations	342,606	1,087,305
Gains on sales of loans	(6,606)	(14,305)
Proceeds from disposition of other repossessed assets	25,765	-
Increase in cash surrender value of
bank owned life insurance	(25,160)	(25,017)
Net change in other assets and other liabilities	42,056	122,976
Net cash from operating activities	707,751	1,429,447

Cash flows from investing activities
Available for sale securities:
Purchases	-	-
Maturities, repayments and calls	659,070	376,978
Purchase of restricted stock	-	(34,200)
Net decrease (increase) in loans	3,170,784	(722,399)
Purchases of premises and equipment	(11,290)	(92,348)
Net cash from investing activities	3,818,564	(471,969)

Cash flows from financing activities
Net (decrease) increase in deposits	(5,647,356)	2,658,664
Repayments of FHLB advances	(400,000)	(500,000)
Proceeds from FHLB advances	1,000,000	-
Dividends on preferred stock	(64,038)	(64,037)
Proceeds from issuance of common stock under ESPP	2,970	3,699
Net cash from financing activities	(5,108,424)	2,098,326
	-
Change in cash and cash equivalents	(582,109)	3,055,804
Cash and cash equivalents at beginning of period	14,496,494	18,178,601
Cash and cash equivalents at end of period	$13,914,385	$21,234,405

Supplemental cash flow information:
Interest paid	426,383	556,709
Income taxes paid	-	-

Supplemental disclosure of noncash investing activities:
Transfer from loans to other real estate owned	80,936	-
Transfer from loans to other repossessed assets	-	82,500
Transfer from loans to loans held for sale	-	-

See accompanying notes to consolidated financial statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:  Western Reserve Bancorp, Inc. (the Company) was incorporated under the laws of the State of Ohio on February 27, 1997. The Company is a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended.

Western Reserve Bank (the Bank), which commenced operations on November 6, 1998, is chartered by the State of Ohio, and is a member of the Federal Reserve System. The Bank operates full-service locations in Medina and Brecksville, Ohio and a satellite office in a retirement community in Medina. Customer deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (FDIC).

Nature of Business:  The Bank offers a full range of traditional banking services through full-service offices in Medina and Brecksville to consumers and businesses located primarily in Medina and Cuyahoga and surrounding counties. All of the financial services provided by the Bank are considered by management to be aggregated in one reportable operating segment, commercial banking.

Principles of Consolidation:  The consolidated financial statements include the accounts of Western Reserve Bancorp, Inc. and its wholly-owned subsidiary, Western Reserve Bank. All material intercompany accounts and transactions have been eliminated.

Use of Estimates:  To prepare financial statements in conformity with U.S. generally accepted accounting principles management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and related disclosures, and actual results could differ. The allowance for loan losses, deferred tax assets, benefit plan accruals and the fair value of other financial instruments are particularly subject to change.

Basis of Presentation:  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. It is the opinion of management that all adjustments necessary for a fair presentation have been made and that all adjustments were of a normal recurring nature. The Annual Report of the Company for the year ended December 31, 2010 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

Earnings per Common Share: Basic earnings per common share equal net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Earnings per common share are computed as follows:

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Three months ended March 31,
	2011	2010
Numerator:
Net income	$362,769	$(216,435)
Preferred stock dividends and amortization, net	(77,700)	(77,700)
Net income (loss) available to common shareholders	285,069	(294,135)

Denominator:
Denominator for basic earnings per share available
to common shareholders-weighted average shares	586,088	584,731

Effect of dilutive shares:
Nonqualified stock options	-	-

Denominator for diluted earnings per share available
to common shareholders	586,088	584,731

Basic earnings (loss) per common share	$0.49	$(0.50)

Diluted earnings (loss) per common share	$0.49	$(0.50)

Stock options not considered in computing
diluted earnings per common share because
they were antidilutive	98,137	98,137

Income Taxes:  The provision for income tax for the first three months of 2011 was $153,481 on pre-tax income of $516,250 as compared to a benefit of $144,497 on pre-tax loss of $360,932 for the same period a year ago. The provision for federal income tax differs from pretax net income (loss) multiplied by the Company’s effective tax rate due to the Company’s tax exempt income which remained relatively consistent with the first three months of the prior year. The Company and its subsidiary file consolidated income tax returns.

The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred federal tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial statement and tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the related tax benefits will not be realized. When determining the amount of deferred tax assets that are more likely than not to be realized, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected reversal of deferred tax items. Specifically, management considered the Company’s history of profitability, its history of paying income taxes, the trends in credit quality in its loan portfolio, and projections for 2011 and 2012. In management’s opinion, it is more likely than not that the tax benefits will be realized, therefore no valuation allowance has been established at March 31, 2011.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications: For comparative purposes, certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

Adoption of New Accounting Standards:  In January 2010, the Financial Accounting Standards Board (FASB) issued guidance increasing fair value disclosure and to clarify some existing disclosure requirements about fair value measurement. It requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  This new disclosure requirement was adopted by the Company during the current period. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Accounting Standards Updates:

ASU No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial  statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it related to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Company’s financial statements beginning on January 1, 2011. ASU 2010-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which is further discussed below.

Accounting Standards Updates (continued):

ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructurings constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

1, 2011. Adoption of ASU 2011-02 is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2011
Mortgage-backed residential:
Guaranteed by GNMA	$3,889,307	$-	$(32,792)	$3,856,515
Issued by FHLMC	1,419,362	82,906	-	1,502,268
Issued by FNMA	1,756,893	124,750	(601)	1,881,042
Tax-free municipal	4,690,288	158,340	-	4,848,628
Taxable municipal	253,519	-	(7,869)	245,650
	$12,009,369	$365,996	$(41,262)	$12,334,103

December 31, 2010
Mortgage-backed residential:
Guaranteed by GNMA	$4,048,961	$2,936	$(45,584)	$4,006,313
Issued by FHLMC	1,556,847	80,434	-	1,637,281
Issued by FNMA	1,927,112	131,517	(174)	2,058,455
Tax-free municipal	4,890,165	158,571	(3,258)	5,045,478
Taxable municipal	253,625	-	(7,955)	245,670
	$12,676,710	$373,458	$(56,971)	$12,993,197

All mortgage-backed securities are residential mortgage-backed securities issued by U.S. government-sponsored entities.

The amortized cost and fair value of debt securities at March 31, 2011 by contractual maturity were as follows. Mortgage-backed securities which are not due at a single maturity date are shown separately. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 2 – SECURITIES (continued)

	Amortized	Fair
	Cost	Value
Less than one year	$239,398	$243,123
One to five years	573,500	594,124
Five to ten years	3,469,612	3,587,105
Ten to fifteen years	661,297	669,926
Mortgage-backed residential	7,065,562	7,239,825
	$12,009,369	$12,334,103

Securities with unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2011
Guaranteed by GNMA	$3,856,515	$(32,792)	$-	$-	$3,856,515	$(32,792)
Issued by FNMA	45,969	(601)	-	-	45,969	(601)
Tax-free municipal	-	-	-	-	-	-
Taxable municipal	245,650	(7,869)	-	-	245,650	(7,869)
Total	$4,148,134	$(41,262)	$-	$-	$4,148,134	$(41,262)

December 31, 2010
Guaranteed by GNMA	$3,499,522	$(45,584)	$-	$-	$3,499,522	$(45,584)
Issued by FNMA	48,751	(174)	-	-	48,751	(174)
Tax-free municipal	396,740	(3,258)	-	-	396,740	(3,258)
Taxable municipal	245,670	(7,955)	-	-	245,670	(7,955)
Total	$4,190,683	$(56,971)	$-	$-	$4,190,683	$(56,971)

At March 31, 2011 and December 31, 2010, there were no securities that were in an unrealized loss position greater than twelve months. Management had the intent and ability to hold the securities that were in an unrealized loss position for the foreseeable future and did not believe it was likely the Company would be required to sell the securities before recovery of their amortized cost.

At March 31, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than Ginnie Mae, Fannie Mae and Freddie Mac, in an amount greater than 10% of shareholders’ equity. The U.S. Government has affirmed its support for the obligations of these entities.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 3 – LOANS

The composition of the loan portfolio at March 31, 2011 and December 31, 2010 was as follows:

	March 31,	December 31,
	2011	2010
Commercial real estate	$110,435,174	$113,451,159
Commercial business	27,538,341	27,141,540
Residential mortgages:
Home equity lines of credit	11,301,084	11,620,756
1-4 family residential	646,992	806,411
Consumer:
Installment	4,975,735	4,926,165
Purchased auto loans	1,310,115	1,558,763
	156,207,441	159,504,794
Less allowance for loan losses	4,506,818	4,544,316
	$151,700,623	$154,960,478

The following table presents the activity in the allowance for loans losses by portfolio segment for the three months ending March 31, 2011:

March 31, 2011
Allowance for loan losses:	Commercial Real Estate	Commercial Business	Residential	Consumer	Unallocated	Total
Beginning Balance	$3,466,505	$666,437	$162,372	$34,776	$214,226	$4,544,316
Loans charged off	(43,416)	-	(19,061)	(3,522)	-	(65,999)
Recoveries	12,603	7,331	-	432	-	20,366
Provision for loan losses	(53,315)	(160,250)	9,320	1,814	210,566	8,135
Total ending allowance balance	$3,382,377	$513,518	$152,631	$33,500	$424,792	$4,506,818

The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2010:

Beginning balance	$2,316,715
Provision for loan losses	785,830
Loans charged off	(781,573)
Recoveries	1,356
Ending balance	$2,322,328

There were no material changes to the Company’s accounting policies or methodology for the periods indicated. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable which is not considered to be material.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 3 – LOANS (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2011.

March 31, 2011	Commercial Real Estate	Commercial Business	Residential Mortgages	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,538,341	$101,408	$27,047	$-	$-	$1,666,796
Collectively evaluated for impairment	1,844,036	412,110	125,584	33,500	424,792	2,840,022

Total ending allowance balance	$3,382,377	$513,518	$152,631	$33,500	$424,792	$4,506,818

Loans:
Loans individually evaluated for impairment	$8,072,605	$344,820	$289,171	$-	$-	$8,706,596
Loans collectively evaluated for impairment	102,362,569	27,193,521	11,658,905	6,285,850	-	147,500,845

Total ending loans balance	$110,435,174	$27,538,341	$11,948,076	$6,285,850	$-	$156,207,441

December 31, 2010	Commercial Real Estate	Commercial Business	Residential Mortgages	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,574,734	$101,258	$28,303	$-	$-	$1,704,295
Collectively evaluated for impairment	1,891,771	565,179	134,069	34,776	214,226	2,840,021

Total ending allowance balance	$3,466,505	$666,437	$162,372	$34,776	$214,226	$4,544,316

Loans:
Loans individually evaluated for impairment	$8,429,959	$436,289	$292,483	$-	$-	$9,158,731
Loans collectively evaluated for impairment	105,021,200	26,705,251	12,134,684	6,484,928	-	150,346,063

Total ending loans balance	$113,451,159	$27,141,540	$12,427,167	$6,484,928	$-	$159,504,794

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 3 – LOANS (continued)

At March 31, 2011 and December 31, 2010, loans totaling $7,172,578 and $7,546,298, respectively, were in nonaccrual status, defined as loans which management deems the full repayments to be in doubt, typically if payments are past due more than 90 days. Interest income is not recorded on these loans.

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2011:

March 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment
With no related allowance recorded:
Commercial real estate	$2,743,233	$2,502,531	$-	$2,515,201
Commercial business	243,412	243,412	-	275,342
Residential mortgage:
Home equity line of credit	-	-	-	-
1-4 family residential	50,103	50,103	-	51,117
Consumer:	-	-
Installment	-	-	-	-
Purchased auto loans	-	-	-	-

With an allowance recorded:
Commercial real estate	5,685,808	5,570,074	1,538,341	5,586,616
Commercial business	101,408	101,408	101,408	101,408
Residential mortgage:
Home equity line of credit	239,068	239,068	27,047	239,491
1-4 family residential	-	-	-	-
Consumer:
Installment	-	-	-	-
Purchased auto loans	-	-	-	-
Total	$9,063,032	$8,706,596	$1,666,796	$8,769,175

The unpaid principal balance for purposes of this table includes $356,436 that has been partially charged off but not forgiven as of March 31, 2011.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 3 – LOANS (continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of December 31, 2010:

December 31, 2010	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate	$3,854,343	$3,335,723	$-
Commercial business	334,881	334,881	-
Residential mortgage:
Home equity line of credit	-	-	-
1-4 family residential	51,725	51,725	-
Consumer:	-	-
Installment	-	-	-
Purchased auto loans	-	-	-

With an allowance recorded:
Commercial real estate	5,094,236	5,094,236	1,574,734
Commercial business	101,408	101,408	101,258
Residential mortgage:
Home equity line of credit	240,758	240,758	28,303
1-4 family residential	-	-	-
Consumer:
Installment	-	-	-
Purchased auto loans	-	-	-
Total	$9,677,351	$9,158,731	$1,704,295

The unpaid principal balance for purposes of this table includes $518,620 that has been partially charged off but not forgiven as of December 31, 2010. The average recorded investment in impaired loans was $7,649,218 for the year ended December 31, 2010. The average of individually impaired loans during the three months ended March 31, 2010 was $5,827,392. Interest income recognized during all periods was immaterial.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 3 – LOANS (continued)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2011 and December 31, 2010.

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	2011	2010	2011	2010
Commercial real estate	$6,587,226	$6,866,564	$-	$-
Commercial business	296,182	387,251	-	-
Residential mortgage:
Home equity line of credit	239,068	240,758	-	-
1-4 family residential	50,103	51,725	-	-
Consumer:
Installment	-	-	-	-
Purchased auto loans	-	-	-	8,131
Total	$7,172,579	$7,546,298	$-	$8,131

At March 31, 2011, there were $1,534,017 in restructured loans not included in nonaccrual loans, and $1,990,669 in restructured loans included in nonaccrual loans, all of which are considered impaired. At December 31, 2010, there were $1,612,433 in restructured loans not included in nonaccrual loans, and $1,566,748 in restructured loans included in nonaccrual loans, all of which were considered impaired. The restructured loans still on accrual status were performing in accordance with their modified terms.

Nonaccrual loans and loans past due 90 days or more and still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2011 and December 31, 2010:

March 31, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Not Past Due	Total
Commercial real estate	$112,722	$122,298	$2,843,839	$3,078,859	$107,356,315	$110,435,174
Commercial business	120,098	10,212	190,367	320,677	27,217,664	27,538,341
Residential mortgage:
Home equity line of credit	-	239,068	-	239,068	11,062,016	11,301,084
1-4 family residential	73,338	-	50,103	123,441	523,551	646,992
Consumer:
Installment	-	-	-	-	4,975,735	4,975,735
Purchased auto loans	30,739	14,481	-	45,220	1,264,895	1,310,115
Total	$336,897	$386,059	$3,084,309	$3,807,265	$152,400,176	$156,207,441

At March 31, 2011, included in loans not past due are $3,522,987 of the $7,172,579 of nonaccrual loans that are current in accordance with their original or modified contractual terms.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 3 – LOANS (continued)

December 31, 2010	30 - 59 Days Past Due	60 - 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Not Past Due	Total
Commercial real estate	$244,449	$-	$2,485,133	$2,729,582	$110,721,577	$113,451,159
Commercial business	101,155	54,284	178,978	334,417	26,807,123	27,141,540
Residential mortgage:
Home equity line of credit	-	-	-	-	11,620,756	11,620,756
1-4 family residential	75,653	-	51,725	127,378	679,033	806,411
Consumer:
Installment	-	-	-	-	4,926,165	4,926,165
Purchased auto loans	12,149	-	8,131	20,280	1,538,483	1,558,763
Total	$433,406	$54,284	$2,723,967	$3,211,657	$156,293,137	$159,504,794

At December 31, 2010, included in loans not past due are $4,762,168 of the $7,546,298 of nonaccrual loans that are current in accordance with their original or modified contractual terms.

Troubled Debt Restructurings

Included in loans individually impaired as of March 31, 2011 are loans with balances of $3,524,686 whose terms have been modified in troubled debt restructurings (“TDR”.) Of this balance, $1,534,017 is accruing and $1,990,669 is considered nonaccrual. The Company has allocated reserves of $1,069,414 for the nonaccrual TDR loans. At December 31, 2010, the balance of loans whose terms had been modified in troubled debt restructurings was $3,179,181. This included $1,612,433 of accruing loans and $1,566,748 of nonaccrual loans, with $279,960 of specific reserves for the nonaccrual TDR loans. There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings at March 31, 2011 and December 31, 2010. The restructured loans are performing in accordance with their modified terms. Interest income recognized on impaired loans while considered impaired was immaterial for all periods.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, the underlying value of the collateral, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes non-homogeneous loans, such as all commercial real estate and commercial business loans.  This analysis is performed at least annually, and more frequently if the Company has concerns about the status of a borrower.  Loans that are rated Watch, Special Mention, Substandard or Doubtful receive increased monitoring, on at least a monthly basis.

The Company uses the following definitions for risk ratings:

Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 3 – LOANS (continued)

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified have a well- defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans. Loans listed as not rated are included in groups of homogeneous loans. Loans graded other than “pass” are typically in industries displaying distress in the current economy. As the grades become more adverse, the related industry is likely displaying greater sensitivity to the current economic conditions and the borrower’s financial strength may have deteriorated. Industries such as commercial real estate management and real estate development are particularly affected by current economic conditions.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2011	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total

Commercial real estate	$82,846,690	$11,103,783	$16,484,701	$-	$-	$110,435,174
Commercial business	24,920,988	1,646,150	971,203	-	-	27,538,341
Residential mortgage:
Home equity line of credit	-	71,250	630,365	-	10,599,469	11,301,084
1-4 family residential	-	-	50,103	-	596,889	646,992
Consumer:
Installment	-	-	-	-	4,975,735	4,975,735
Purchased auto loans	-	-	-	-	1,310,115	1,310,115
Total	$107,767,678	$12,821,183	$18,136,372	$-	$17,482,208	$156,207,441

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total

Commercial real estate	$85,034,950	$10,717,741	$17,698,468	$-	$-	$113,451,159
Commercial business	24,023,215	1,229,339	1,888,986	-	-	27,141,540
Residential mortgage:
Home equity line of credit	-	73,250	709,912	-	10,837,594	11,620,756
1-4 family residential	-	-	51,725	-	754,686	806,411
Consumer:
Installment	-	-	-	-	4,926,165	4,926,165
Purchased auto loans	-	-	-	-	1,558,763	1,558,763
Total	$109,058,165	$12,020,330	$20,349,091	$-	$18,077,208	$159,504,794

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 3 – LOANS (continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity.

	Residential mortgage		Consumer
March 31, 2011	Home equity lines of credit	1-4 family residential	Installment	Purchased auto loans
Performing	$11,062,016	$596,889	$4,975,735	$1,310,115
Nonperforming	239,068	50,103	-	-
Total	$11,301,084	$646,992	$4,975,735	$1,310,115

	Residential mortgage		Consumer
December 31, 2010	Home equity lines of credit	1-4 family residential	Installment	Purchased auto loans
Performing	$11,379,998	$754,686	$4,926,165	$1,550,632
Nonperforming	240,758	51,725	-	8,131
Total	$11,620,756	$806,411	$4,926,165	$1,558,763

The Company has no loans considered to be subprime.

NOTE 4 - DEPOSITS

Interest-bearing deposits at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Interest-bearing demand	$11,347,402	11,048,838
Savings	38,290,353	39,019,690
Money market	30,812,232	30,463,427
Time under $100,000	27,557,094	28,641,574
Time $100,000 and over	37,244,243	39,530,981
	$145,251,324	$148,704,510

At March 31, 2011 and December 31, 2010, the Bank had $15,534,000 and $14,381,000, respectively, in national market certificates of deposit, primarily in amounts that qualify for FDIC insurance coverage.

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 5 –  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Federal Home Loan Bank (FHLB) advances were $2,500,000 and $1,900,000 at March 31, 2011 and December 31, 2010, respectively. The advances at March 31, 2011 are collateralized by approximately $46,080,000 of loans secured by real estate and $488,000 of FHLB stock under a blanket lien agreement. As of March 31, 2011 the Company’s available borrowing capacity with the FHLB was $0, based on the Company’s net loss for 2010 and other factors. The Company anticipates that the borrowing capacity will return to previous levels when the FHLB performs their next quarterly evaluation.

The Company has a $2,000,000 line of credit agreement with another financial institution to obtain funding to provide capital to the Bank as needed. The interest rate on the line is variable, at 50 basis points basis points above the prime rate or LIBOR plus 3.00%, at the Company’s option at the time the line is drawn. The line is secured by 100% of the stock of the Bank. There were no funds drawn on the line of credit at March 31, 2011 or December 31, 2010.

The line was modified as of March 31, 2011. There are certain covenants on the line relating to the Company’s and the Bank’s operating performance and capital status. As part of the modification, all covenant violations through December 31, 2010 were waived and several covenants were modified. Additionally, the Company requested that a $1,000,000 liquidity line be canceled. As of March 31, 2011, the Company and the Bank were in compliance with all of these covenants.

The Company has the ability to borrow under various other credit facilities that totaled $6,918,000 at March 31, 2011. Of this amount, $1,000,000 is available for short-term borrowing under an unsecured federal funds line through a correspondent bank at overnight borrowing rates and $5,918,000 is available from another correspondent bank secured by the Company’s unpledged securities.

NOTE 6 – STOCK COMPENSATION PLAN

The following is the stock option activity for the period indicated:

	Three months ended March 31, 2011
	Shares	Weighted Average Exercise Price

Options outstanding, beginning of period	98,137	$18.65
Forfeited	-	-
Exercised	-	-
Granted	-	-

Options outstanding, end of period	98,137	$18.65

Options exercisable, end of period	97,637	$18.60

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 6 – STOCK COMPENSATION PLAN (continued)

Intrinsic value is defined as the excess of the price of the Company’s stock over the exercise price of the option. The market price of the Company’s stock was less than the exercise price of the options outstanding at March 31, 2011; therefore there was no intrinsic value of the options outstanding and exercisable at March 31, 2011.

In the first quarter of 2010, the Company extended the expiration date for an additional five years of 31,500 stock options expiring on April 11, 2010 and 10,000 stock options expiring March 15, 2011 previously issued to directors. The Company accounted for the extensions under the guidance for stock-based compensation and recognized a charge to income of $35,035. The related income tax benefit was $11,912. The impact of the extension of the expiration date of director options also increased paid-in capital by $35,000 in 2010. The fair value of the modified options was determined using the following assumptions as of the modification date:

Risk free interest rate	2.42% to 2.79%
Expected option life (years)	5.0 to 6.0
Expected stock price volatility	22.9% to 24.4%
Dividend yield	0.00%

NOTE 7 – FAIR VALUE

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

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 7 – FAIR VALUE (continued)

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

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 7 – FAIR VALUE (continued)

Assets and liabilities measured at fair value are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
March 31, 2011
Assets and liabilities measured at fair value
• On a recurring basis
Investment securities available for sale
Mortgage backed residential
Guaranteed by GNMA	$-	$3,856,515	$-
Issued by FHLMC	-	1,502,268	-
Issued by FNMA	-	1,881,042	-
Tax free municipal	-	4,848,628	-
Taxable municipal	-	245,650	-

• On a nonrecurring basis
Impaired loans
Commercial real estate	-	-	4,031,738
Commercial business	-	-	-
Home equity line of credit	-	-	212,021
Other real estate owned
Commercial real estate	-	-	-
Commercial business	-	-	-

December 31, 2010
Assets and liabilities measured at fair value
• On a recurring basis
Investment securities available for sale
Mortgage backed residential
Guaranteed by GNMA	$-	$4,006,313	$-
Issued by FHLMC	-	1,637,281	-
Issued by FNMA	-	2,058,455	-
Tax free municipal	-	5,045,478	-
Taxable municipal	-	245,670	-

• On a nonrecurring basis
Impaired loans
Commercial real estate	-	-	2,038,206
Commercial business	-	-	150
Home equity line of credit	-	-	212,455
Other real estate owned	-	-	991,450

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had an unpaid principal balance of $5,910,550 with valuation allowances of

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 7 – FAIR VALUE (continued)

$1,666,796 at March 31, 2011. Loans charged off resulted in additional provision for loan losses of approximately $66,000 for the quarter ended March 31, 2011, offset by a reduction of $38,000 in the recorded allowance allocated to specific impaired loans.

At December 31, 2010, impaired loans had a principal balance of $3,950,803, with a valuation allowance of $1,699,992. Excluded from the fair value of impaired loans at December 31, 2010 disclosed above is $1,485,599 of loans classified as troubled debt restructurings which are evaluated for impairment using the present value of estimated future cash flows using the loans’ effective rate at inception. Impairment charges of $170,000 were recorded through the provision for loan losses for the quarter ended March 31, 2010.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $1,072,386 at March 31, 2011, after direct write-downs of $76,364 taken in 2010. One property valued at $80,936 was added in the first quarter of 2011.

The carrying amounts and estimated fair values of financial instruments, at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$13,914,385	$13,914,000	$14,496,494	$14,496,000
Securities available for sale	12,334,103	12,334,000	12,993,197	12,993,000
Loans, net of allowance	151,700,623	148,962,000	154,960,478	152,301,000
Loans held for sale	-	-	236,000	241,000
Accrued interest receivable	514,305	514,000	468,759	469,000

Financial liabilities
Demand and savings deposits	(101,190,348)	(101,190,000)	(103,466,486)	(103,466,000)
Time deposits	(64,801,337)	(63,868,000)	(68,172,555)	(67,553,000)
Federal Home Loan Bank advances	(2,500,000)	(2,549,000)	(1,900,000)	(1,934,000)
Accrued interest payable	(80,389)	(80,000)	(76,566)	(77,000)

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

WESTERN RESERVE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 8 – REGULATORY CAPITAL MATTERS

At March 31, 2011 and December 31, 2010, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

	Western Reserve Bank		Minimum Required for Capital Adequacy Purposes		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
March 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital to risk-weighted assets	$18,385	11.8%	$12,452	8.0%	$15,565	10.0%

Tier 1 (Core) Capital to risk-weighted assets	16,407	10.5%	6,226	4.0%	9,339	6.0%

Tier 1 (Core) Capital to average assets	16,407	8.8%	7,432	4.0%	9,290	5.0%

December 31, 2010

Total Capital to risk-weighted assets	18,060	11.3%	12,766	8.0%	15,958	10.0%

Tier 1 (Core) Capital to risk-weighted assets	16,029	10.0%	6,383	4.0%	9,575	6.0%

Tier 1 (Core) Capital to average assets	16,029	8.0%	8,017	4.0%	10,021	5.0%

As of March 31, 2011 and December 31, 2010, the Bank met the requirements to be considered well capitalized. Due to the operating losses of the Bank in 2010, regulatory approval would be needed to pay dividends from the Bank to the Holding Company.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2011

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at March 31, 2011, to that of December 31, 2010, and the results of operations for the three months ended March 31, 2011 and 2010. You should read this discussion in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Assets

Total assets as of March 31, 2011 decreased $4,737,000, or 2.5%, to $186,827,000 compared with $191,564,000 at December 31, 2010.

Cash and cash equivalents decreased $582,000, or 4.0%, to $13,914,000 from $14,496,000 at year-end 2010 as part of normal business operations. Maturities and principal repayments from securities totaling $659,000 were not reinvested as part of an overall strategy to fund planned outflows in deposits.

Total loans before the allowance for loan losses decreased by $3,297,000 during the first quarter. The Company has traditionally focused on growth in the loan portfolio, and making loans to qualified borrowers remains a tenet of the Company’s business model.  However, in 2010 and during the first quarter of 2011, the Company’s focus on growth has been less than in prior years in response to the continuing weak economy and its negative impact on some borrowers and potential borrowers.

As of March 31, 2011, commercial real estate and commercial business loans totaled $137,974,000, or 88.3% of total loans. Home equity lines and residential real estate loans totaled $11,948,000, or 7.6% of total loans and consumer and other loans totaled $6,286,000, or 4.0% of total loans.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2011

The Company’s loan-to-deposit ratio increased to 94.1% at March 31, 2011, compared to 92.9% at December 31, 2010. The Company’s loan-to-assets ratio also increased in the first three months of 2011, to 83.6% at March 31, 2011 from 83.3% at December 31, 2010. Management anticipates that the loan-

FINANCIAL CONDITION (continued)

to-deposit ratio for the remainder of 2011 will be in the range of 85% to 95% and the loan-to-assets ratio will be approximately 75% to 85%.

Of the total loans at March 31, 2011, approximately $109,812,000 or 70.3% are at a variable interest rate, and $44,918,000 or 29.7% are at a fixed interest rate. Including scheduled principal repayments, approximately $86,155,000, or 55.2%, of loans mature or are scheduled to reprice within twelve months. An additional $60,860,000 or 39.0% of loans mature or are scheduled to reprice within five years.

The allowance for loan losses is maintained at a level considered by management to be adequate to cover probable incurred credit losses in the loan portfolio. Management’s determination of the appropriate provision for loan losses and the adequacy of the allowance for loan losses is based on the Company’s historical losses by portfolio segment, adjusted for environmental factors which management believes are representative of the probable expected loss experience of the Company. Other factors considered by management include the composition of the loan portfolio, economic conditions, the creditworthiness of the Company’s borrowers and other related factors. The Company’s loan loss methodology provides larger allowances for loans with risk grades indicating increased risk characteristics. The Company believes the allowance for loan losses at March 31, 2011, is adequate to absorb probable incurred losses in the loan portfolio.

The allowance for loan losses decreased $38,000 from year-end as part of the Company’s routine evaluation of the loan portfolio. In 2010, the Company increased its allowance for loans losses significantly as borrowers were negatively impacted by economic conditions. In the first three months of 2011, loans totaling $66,000 were charged off and $20,000 was recovered on loans previously charged off. In the like period in 2010, loans totaling $782,000 were charged off and $1,000 was recovered on loans previously charged off. The allowance for loan losses was 2.89% and 2.85% of total loans at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, $1,667,000 or 37.0% of the allowance for loan losses was allocated to impaired loan balances individually. At December 31, 2010, $1,704,000 or 37.5% of the allowance for loan losses was allocated to impaired loan balances individually.

At March 31, 2011, forty-seven loans totaling $7,172,000 to nineteen borrowers were in nonaccrual status, compared to fifty-one loans to twenty-two borrowers totaling $7,546,000 at year-end 2010. Additionally, at March 31, 2011, there were five loans to two borrowers not on nonaccrual status totaling $1,534,000 classified as troubled debt restructurings (“TDR”) because a concession had been granted based on the borrowers’ financial difficulty. At December 31, 2010, there were eight loans to four borrowers not on nonaccrual status totaling $1,612,000 classified as TDRs. The borrowers with accruing TDR loans were making payments in accordance with their modified terms at March 31, 2011 and December 31, 2010.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2011

FINANCIAL CONDITION (continued)

The Company is making every reasonable effort to work with its borrowers who are experiencing financial difficulty, many of whom have been customers for several years and have been negatively impacted by the recessionary economic conditions.

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

In the first quarter of 2011, compared to the prior year end, loans graded lower than “pass” decreased by $1,412,000 million. The Company continues to receive and review financial information from its borrowers as part of the grading process. Improved financial results from borrowers may allow the Company to upgrade loan relationships.

The Company’s delinquent loans include six loans totaling approximately $217,000 in loans past due more than 30 days (excluding loans on nonaccrual status).

At March 31, 2011, the Company’s other real estate owned (OREO) totaled $1,072,000 and consisted of two commercial and one residential real estate properties. This amount represents the fair value of each property reduced by management’s estimate of anticipated costs to market and sell the property. One property with a fair value less costs to sell of $81,000 was added during the quarter. The Company entered into lease arrangements for the commercial OREO properties in 2009 resulting in rental income of $10,575 and $21,800 in the first three months of 2011 and 2010, respectively. The lessee of one of the properties has the right to purchase the property during the three-year lease term. A second OREO property is leased on a short-term basis.

Liabilities

Deposits were $165,992,000 at March 31, 2011, a decrease of 3.3% from $171,639,000 at December 31, 2010. Deposits consisted of:

	March 31, 2011		December 31, 2010
	Amount	Percent of Portfolio	Amount	Percent of Portfolio
Noninterest bearing demand deposits	$20,741,000	12.5%	$22,934,000	13.4%
Interest-bearing NOW accounts	11,347,000	6.8%	11,049,000	6.4%
Savings and money market accounts	69,103,000	41.6%	69,483,000	40.5%
Certificates of deposit (CDs)	56,254,000	33.9%	59,625,000	34.7%
Individual Retirement Arrangements	8,547,000	5.2%	8,548,000	5.0%
Total Deposits	$165,992,000	100.0%	$171,639,000	100.0%

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2011

FINANCIAL CONDITION (continued)

Included in the time deposits total at March 31, 2011 were $15,534,000 of national market CDs, primarily from other banks and credit unions, in amounts that qualify for FDIC insurance, with original terms ranging from eighteen months to five years, and rates ranging from 1.15% to 4.9%. As of March 31, 2011, the weighted average interest rate paid on these CDs was 2.2% and the weighted average remaining maturity was 20.8 months. As of December 31, there were $14,381,000 of the CDs with a weighted average rate of 2.3% and a weighted average remaining term of 19.7 months. Although management believes these CDs were obtained at market rates at the time they were originated, they may be more vulnerable to price sensitivity than local deposits.

The Company participates in the Certificate of Deposit Account Registry Service (“CDARS”) program which allows depositors to maintain a deposit relationship with the Bank but place funds in amounts less than the FDIC insurance limit at various banks to maintain deposit insurance. In return, the Bank can receive reciprocal deposits from other institutions participating in the CDARS program. The Bank had $9,250,000 and $11,724,000 of customer funds placed in reciprocal deposits with the CDARS program at March 31, 2011 and December 31, 2010, respectively.

Federal Home Loan Bank (FHLB) advances increased to $2,500,000 at March 31, 2011 from $1,900,000 at year-end 2010. One advance totaling $400,000 matured and was replaced with a $1,000,000 advance in the first quarter of 2011 to take advantage of lower long term rates than are typically available for certificates of deposit with comparable maturities. FHLB advances are collateralized by loans secured by real estate under a blanket lien agreement. At March 31, 2011 the Company’s available borrowing capacity with the FHLB was $0 based on the level of loan charge-offs and the net loss reported in 2010.

Please refer to Note 5 and the discussion in this report, under the caption “Liquidity and Capital Resources,” for more information about the Company’s additional sources of funding.

Shareholders’ Equity

Total shareholders’ equity increased $307,000 to $17,644,000 at March 31, 2011, from $17,337,000 at December 31, 2010. This increase was the result of net income of $363,000 for the first three months of 2011, offset in part by dividends on preferred stock of $64,000.

As of March 31, 2011, the book value per share of the Company’s common stock was $21.96, compared with $21.48 at December 31, 2010.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2011

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2011

Overview

Net income for the first three months of 2011 was $363,000, a positive change of $579,000 from the net loss of ($216,000) in the same period in 2010. This change was primarily due to a significant decrease in the provision for loan losses of $778,000 and an increase in net interest income of $87,000. Non-interest income was $23,000 lower in 2011 than in 2010 but was more than offset by a decrease of $36,000 in non-interest expense. Net income available to common shareholders for the first three months of 2011 was $285,000 or $0.49 per basic and diluted share, after preferred stock dividends of $64,000 and the amortization of preferred stock premiums of $14,000. The net loss available to common shareholders was ($294,000) or ($0.50) per basic and diluted share for the first three months of 2010. On a pre-tax basis, income increased $877,000 to $516,000 from a loss of ($361,000.)

Net Interest Income

Net interest income before the provision for loan losses in the first three months of 2011 was $1,754,000, an increase of $87,000, or 5.2%, from the $1,668,000 earned in the same period of 2010. The improvement was the result of a $156,000, or 26.6% decrease in interest expense, partially offset by a $70,000 decrease in interest income. Net interest margin was 3.99% for the three months ended March 31, 2011, representing an increase of 47 basis points from the 3.52% for the like period in 2010. Impacting comparisons was a $56,000 increase in loan fees, mainly attributable to a significant loan prepayment penalty recorded in the first quarter of 2011. This contributed eleven basis points to the net interest margin.

The following table illustrates the average balances and annualized interest rates for the three months ended March 31, 2011 and 2010. Loans on nonaccrual status are included in the average loan balance.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2011

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2011 (continued)

	Quarter ended			Quarter ended
	March 31, 2011			March 31, 2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
($ in thousands)
Interest-earning assets:
Federal funds sold and other
short term funds	$8,539	$5	0.25%	$15,467	$9	0.25%
Securities — taxable	7,706	69	3.70%	5,117	58	4.83%
Securities — tax exempt	4,908	68	5.75%	4,776	64	5.64%
Restricted stock	966	12	5.17%	830	10	5.06%
Loans	158,324	2,054	5.26%	168,188	2,132	5.14%
Total interest-earning assets	180,443	2,208	4.96%	194,378	2,273	4.75%
Noninterest earning assets	6,264			7,066
Total assets	$186,707			$201,444

Interest-bearing liabilities:
Transaction accounts (NOW)	$10,966	11	0.41%	$9,780	12	0.52%
Market rate savings accounts	68,610	97	0.57%	65,952	129	0.79%
Time deposits	67,548	306	1.84%	81,631	414	2.06%
Federal Home Loan Bank
advances and other borrowings	1,947	17	3.45%	3,367	31	3.72%
Total interest-bearing liabilities	149,071	431	1.17%	160,730	586	1.48%
Noninterest-bearing liabilities	20,178			21,126
Shareholders' equity	17,458			19,588
Total liabilities and shareholders' equity	$186,707			$201,444

Net interest income		1,777			1,687
Tax equivalent adjustment		(23)			(19)
Net interest income per		$1,754			$1,668
financial statements

Net interest margin
(Net yield on average earning assets)			3.99%			3.52%

The following table sets forth on a fully taxable-equivalent basis the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2011

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2011 (continued)

Volume Variance is a change in volume multiplied by the previous year's rate. Rate Variance is a change in rate multiplied by the previous year's volume. Rate/Volume Variance is a change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

	Three months ended March 31,
	2011 vs. 2010
	Increase (Decrease) due to
	Volume	Rate	Net
($ in thousands)
Interest income:
Federal funds sold and other
short term funds	$(4)	$(0)	$(4)
Securities - taxable	27	(16)	11
Securities - tax exempt	2	2	4
Restricted stock	2	0	2
Loans	(140)	62	(78)
Total interest-earning assets	(113)	48	(65)

Interest expense:
Transaction accounts (NOW)	(1)	2	1
Market rate savings accounts	(6)	38	32
Time deposits	126	(18)	108
Federal Home Loan Bank
advances and other borrowings	12	2	14
Total interest-bearing liabilities	131	24	155
Change in net interest income	$18	$72	$90

Interest Income

Interest and fee income on loans for the first three months of 2011 was $2,054,000, a decrease of $78,000 or 3.7% from $2,132,000 for the first three months of 2010, primarily due to lower average loan balances. It was partially offset by a $52,000 loan prepayment penalty received during the quarter. Tax equivalent interest and dividend income from securities and short-term funds increased to $131,000 from $122,000 in the previous year due to higher average balances.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2011

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2011 (continued)

Interest Expense

Interest expense decreased 26.6% when comparing the three months ended March 31, 2011 with the same period in 2010. Total interest expense was $430,000 for the first three months of the current year, compared to $586,000 in the prior year. Interest on deposits decreased $142,000, or 25.6%, to $414,000 in the first three months of 2011, from $556,000 in the same period of 2010. The decrease in deposit interest expense was primarily due to lower balances in time deposits, as a result of management’s decision in 2010 to allow higher cost maturing CDs to roll off. Interest on borrowings was $17,000 for the three months ended March 31, 2011 compared to $31,000 for the first three months of 2010 as a result of a decrease in both balances and rate. Advances totaling $1,500,000 that matured early in 2010 at rates of 4.57% and 2.70% were not replaced. An advance for $400,000 with a rate of 3.06% that matured in March 2011 was replaced with $1,000,000 at 1.92%.

Net Interest Margin

Net interest margin increased 47 basis points to 3.99% in the first three months of 2011 from 3.52% in the like period of 2010 primarily due to the higher loan fees and the decrease in the balance of higher cost deposits. Loan fees contributed 15 basis points to the margin in the first quarter of 2011, compared with 4 basis points in the first quarter of 2010.

The yield on earning assets increased 21 basis points to 4.96% for the first three months of 2011 compared to 4.75% in the same period of 2010. In the first three months of 2011, the yield on loans was 5.26%, up 12 basis points from 5.14% in the first three months of 2010. The one-time prepayment penalty of $52,000 recorded in the first quarter accounted for approximately 11 basis points of the increase. The yield on loans is negatively impacted by the high balance of loans placed on nonaccrual status because these loans are included in loans outstanding although they are not earning interest. Average nonaccrual loans were $8,928,000 in the first quarter of 2011 versus $5,931,000 in the first quarter of 2011.

In the first three months of 2011, the cost of interest-bearing deposits was 1.14%, down 29 basis points from 1.43% in the like period in 2010. This decrease reflects lower overall market interest rates and the Company’s strategy of allowing higher-cost maturing CDs to roll off or be replaced with lower-cost CDs in the current lower interest rate environment. The Company’s borrowed funds portfolio also contributed to the higher margin, but represents a much smaller portion of the total funding base. The overall cost of interest-bearing funds, including deposits and borrowings, was 1.17% in the first three months of 2011, compared with 1.48% in the same period of 2010.

Provision for Loan Losses

The provision for loan losses was $8,000 and $786,000 for the three months ended March 31, 2011 and 2010, respectively, representing a decrease of $778,000. The decline in provision expense was due to

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2011

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2011 (continued)

both a significantly lower level of charge-offs and a stabilization in the financial condition of impaired borrowers. Refer to the discussion of the allowance for loan losses in the asset section of the Management’s Discussion and Analysis for detailed information related to the provision for loan losses.

Noninterest Income

Total noninterest income for the first three months of 2011 was $123,000, a decrease of 15.7% from $146,000 for the same period in 2010. Service charges represent the same proportion of income in both periods, but the decrease in deposit balances resulted in an $8,000 decline in income. Gains on the sale of loans dropped by $8,000 as a result of continuing sluggishness in the housing market. The Company also received $11,000 less in rent on one of its OREO properties due to a rent concession made to the tenant.

Noninterest Expenses

Noninterest expenses were $1,353,000 for the first three months of 2011, a decrease of $36,000 or 2.6% from $1,388,000 for the same period in 2010. Salaries and benefits declined $40,000 due to management’s decision freeze salaries and reduce staff through attrition. Directors fees decreased $42,000 as the quarterly retainer paid to outside directors was eliminated in July, 2010. The first quarter of 2010 included approximately $35,000 in expense to extend stock options that would have expired in 2010 and 2011. Professional fees declined $11,000 as a loan stress test performed in 2010 was not repeated in 2011. Collection and OREO expenses were $26,000 higher as a result of ongoing legal cost, costs to re-appraise properties securing nonaccrual and other troubled loans and the cost of maintaining current OREO properties. FDIC insurance premiums were $23,000 higher.

Total other noninterest expense for the first three months of 2011 and 2010 consisted of:

	Three months ended
	March 31,
	2011	2010

Supplies, printing and postage	$16,000	$20,000
Travel and entertainment	8,000	7,000
Insurance	3,000	5,000
Loan expenses	19,000	13,000
Telephone	5,000	5,000
Dues & memberships	7,000	8,000
Other	10,000	7,000
	$68,000	$65,000

Income tax expense for the first quarter of 2011 was $153,000, compared to a benefit of $144,000 in 2010.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2011

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the main sources of cash flow are receiving deposits from customers and, to a lesser extent, the repayment of principal and interest on loans and investments, proceeds from FHLB advances and borrowings. The primary uses of cash are making loans to borrowers and, secondarily, investing in securities and short-term interest-earning assets. Assets available to satisfy those needs include cash and due from banks, Federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets were $26,248,000 at March 31, 2011, compared to $27,726,000 at December 31, 2010.

At March 31, 2011, the Holding Company had approximately $255,000 in cash available to meet its obligations, primarily the payment of dividends on preferred stock, subject to prior regulatory approval.

If additional liquidity is needed, the Company has several possible sources which include purchasing federal funds, selling loans, additional national market CDs or brokered deposits. The Company also can borrow under various lines of credit.

As discussed previously, total shareholders’ equity increased $307,000 to $17,644,000 at March 31, 2011 from $17,337,000 at December 31, 2010. The increase was due to net income of $363,000 for the first three months of 2011, an increase of $5,000 in the net unrealized gains on available for sale securities and proceeds from the Employee Stock Purchase Plan of $3,000. These were offset by dividends on preferred stock of $64,000.

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

The Company has a $2,000,000 line of credit for capital purposes through an unaffiliated financial institution. By borrowing against the line of credit and then investing the funds in the Bank as capital, the Company is able to help the Bank manage its capital ratios. The Company had no outstanding balance on this line of credit at March 31, 2011 and December 31, 2010.

In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date. The Company filed an amended form S-8 Registration Statement on March 23, 2010 to increase the number of shares of authorized but unissued shares of stock allocated to the Plan. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions. There are 16,250 shares of authorized but unissued shares of stock allocated to the Plan.  Because the Plan has been registered with the SEC, there are no restrictions on the resale of the stock, other than those applicable to “affiliates” as defined in Rule 144 of the Securities and Exchange Commission. As of March 31, 2011, a total of 6,306 shares of common stock are held by 28 participants through the Plan.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2011

INTEREST RATE RISK

Management seeks to manage volatility caused by changes in market interest rates.The Company’s results are, by their nature, sensitive to changes in interest rates, which can affect the Company’s net interest income and therefore its net income. The primary source of interest rate risk in the Company’s balance sheet is repricing risk, which results from differences in the timing and velocity with which interest rates earned on assets or paid on liabilities can change in relation to market interest rates.

The Company’s balance sheet “gap” divides interest-bearing assets and liabilities into maturity and repricing categories, and measures the “gap” in each category. From this perspective, at March 31, 2011 the Company was slightly asset sensitive in the one-year category, with $119.0 million in assets and $113.7 million in liabilities subject to repricing during the next year. Management has the ability to control the repricing on non-maturity deposits, such as checking and savings accounts. A significant portion of the Company’s liabilities are Market Rate Savings accounts on which the Company generally sets the interest rate based on a national money market index. However, since early 2009, management has not reduced the interest rates paid on Market Rate Savings accounts to the extent indicated by the index because the competitive banking environment in the Company’s market area would not have supported such low interest rates.

From an income statement perspective, based on the model utilized by the Company to analyze its interest rate sensitivity, the Company’s net interest income will benefit modestly from a 200 basis point increase in interest rates, since interest income will increase more rapidly than interest expense. As of March 31, 2011, the model indicates that if market interest rates were to experience an immediate increase of 100 basis points, the Company’s net interest income would increase by approximately 1.1%, while if rates were to increase by 200 points, the Company’s net interest income would increase by approximately 2.1%. Modeling for a 100 basis points decrease in interest rates is not meaningful, due to the current rate environment. Modeling interest rate sensitivity is highly dependent on numerous assumptions used in the modeling process, and actual changes in interest income and expense may be different than projected.

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

WESTERN RESERVE BANCORP, INC.
CONTROLS AND PROCEDURES
March 31, 2011

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2011, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal three months ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
March 31, 2011

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1a.	Risk Factors	Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Removed and Reserved

Item 5.	Other Information	None

Item 6 – Exhibits

Exhibit No.	WESTERN RESERVE BANCORP, INC. FORM 10-Q March 31, 2011 Description of Exhibits

3.1	Amended and Restated Articles of Incorporation of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2008)	*

3.2	Code of Regulations of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)	*

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
*

* Previously filed and incorporated herein by reference.

Exhibit No.	WESTERN RESERVE BANCORP, INC. FORM 10-Q March 31, 2011 Description of Exhibits

10.10
First amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on May 16, 2005)
*

10.11
Second amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 30, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 15, 2005)
*

10.12
Western Reserve Bancorp, Inc. and Western Reserve Bank Incentive Compensation Plan, Amended and Restated as of May 1, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on May 7, 2008)
*

10.13
Third amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 20, 2006 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2006)
*

10.14
Fourth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated February 6, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)
*

10.15
Fifth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 21, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)
*

10.16
Sixth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 28, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2007)
*

10.17
Seventh Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 1, 2008 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2008)
*

10.18
Form of Amendment to the Western Reserve Bancorp, Inc. Stock Option Grant Agreement as of October 16, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on October 22, 2008)
*

10.19
Eighth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 1, 2009 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on August 14, 2009)
*

10.20
Ninth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated  September 17, 2010 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 15, 2010)
*

10.21	Tenth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2011

11	Statement re: Computation of Per Share Earnings (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on May 16, 2011)	*

* Previously filed and incorporated herein by reference.

Exhibit No.	WESTERN RESERVE BANCORP, INC. FORM 10-Q March 31, 2011 Description of Exhibits

14	Western Reserve Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2004)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

* Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Three months ended March 31, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.

Date: May 16, 2011	By: /s/ Edward J. McKeon
Edward J. McKeon
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Cynthia A. Mahl
Cynthia A. Mahl
Executive Vice President/Chief Financial
Officer
(Principal Financial Officer)