Form 10-Q
period 2011-06-30
WESTERN RESERVE BANCORP INC
filed 2011-08-15
CIK 1051473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2011

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                                                                                                  Yes  [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such items).        Yes  [X]    No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                      Yes  [  ]      No  [X]

586,648 shares of common stock, no par value, $1.00 stated value as of August 9, 2011.

WESTERN RESERVE BANCORP, INC.

FORM 10-Q

Three and six months ended June 30, 2011

WESTERN RESERVE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	(unaudited) June 30, 2011	December 31, 2010
ASSETS
Cash and due from financial institutions	$2,998,471	$2,343,069
Interest-bearing deposits in other financial institutions	14,603,905	11,923,425
Federal funds sold	345,000	230,000

Cash and cash equivalents	17,947,376	14,496,494
Securities available for sale	11,808,913	12,993,197
Loans held for sale	0	236,000
Loans, net of allowance of $3,960,646 and $4,544,316	152,504,449	154,960,478
Restricted stock	966,100	966,100
Other real estate owned	1,072,386	991,450
Premises and equipment, net	931,997	1,029,685
Bank owned life insurance	2,483,914	2,434,183
Prepaid Federal Deposit Insurance Corporation premiums	471,043	618,005
Accrued interest receivable and other assets	2,789,519	2,838,804

	$190,975,697	$191,564,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$22,646,946	$22,934,531
Interest-bearing	148,254,065	148,704,510

Total deposits	170,901,011	171,639,041
Federal Home Loan Bank advances	1,500,000	1,900,000
Accrued interest payable and other liabilities	663,980	688,299

Total Liabilities	173,064,991	174,227,340

Shareholders’ Equity
Cumulative preferred stock, no par value, $1,000 per share liquidation value:
Series A, fixed rate, 4,700 shares authorized and issued at June 30, 2011 and December 31, 2010	4,700,000	4,700,000
Discount on Series A preferred stock	(174,103)	(204,381)
Series B, fixed rate, 235 shares authorized and issued at June 30, 2011 and December 31, 2010	235,000	235,000
Premium on Series B preferred stock	16,987	19,941
Common stock, no par value, $1 stated value, 1,500,000 shares authorized, 586,648 and 586,084 shares issued and outstanding as of June 30, 2011 and December 31, 2010	586,648	586,084
Additional paid-in capital	9,987,883	9,981,912
Retained earnings	2,265,539	1,809,618
Accumulated other comprehensive income	292,752	208,882

Total Shareholders’ Equity	17,910,706	17,337,056

	$190,975,697	$191,564,396

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$2,017,920	$2,151,507	$4,071,473	$4,283,431
Securities:
Taxable	62,959	54,081	132,019	112,109
Tax exempt	42,433	44,460	87,024	88,843
Dividends on restricted stock	11,537	11,148	23,854	21,502
Federal funds sold and short-term investments	6,755	14,261	11,728	23,620

	2,141,604	2,275,457	4,326,098	4,529,505
Interest expense
Deposits	406,830	556,221	820,465	1,111,831
Borrowings	17,374	20,395	33,945	51,264

	424,204	576,616	854,410	1,163,095

Net interest income	1,717,400	1,698,841	3,471,688	3,366,410
Provision for loan losses	131,699	781,699	139,834	1,567,529

Net interest income after provision for loan losses	1,585,701	917,142	3,331,854	1,798,881
Noninterest income
Service charges on deposit accounts	45,061	46,878	88,074	97,942
Net gains on sales of loans	4,535	14,363	11,141	28,668
Net gain on sales of available for sale securities	3,934	0	3,934	0
Other	84,409	73,616	157,519	153,785

	137,939	134,857	260,668	280,395
Noninterest expense
Salaries and employee benefits	590,329	589,856	1,185,209	1,224,802
Occupancy and equipment	221,782	226,888	446,728	442,360
Federal deposit insurance	67,288	76,395	162,413	148,240
Data processing	97,757	94,523	188,644	188,177
Professional fees	94,939	61,380	150,883	128,629
Taxes other than income and payroll	54,083	48,466	108,096	98,631
Directors’ fees	22,200	36,500	49,600	105,635
Collection and other real estate owned	82,541	32,671	189,820	113,986
Marketing and community relations	55,947	49,110	90,101	88,298
Other	91,983	113,288	159,987	178,528

	1,378,849	1,329,077	2,731,481	2,717,286

Income (loss) before income taxes	344,791	(277,078)	861,041	(638,010)
Income tax expense (benefit)	96,240	(116,311)	249,721	(260,808)

Net income (loss)	$248,551	$(160,767)	$611,320	$(377,202)

Preferred stock dividends and amortization, net	77,699	77,700	155,399	155,400

Net income (loss) available to common shareholders	$170,852	$(238,467)	$455,921	$(532,602)

Earnings (loss) per common share:
Basic	$0.29	$(0.41)	$0.78	$(0.91)

Diluted	$0.29	$(0.41)	$0.78	$(0.91)

Average shares outstanding (basic)	586,417	585,075	586,253	584,904

Average shares outstanding (diluted)	586,417	585,075	586,253	584,904

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss)	$248,551	$(160,767)	$611,320	$(377,202)
Other comprehensive income, net of tax:
Unrealized gains on securities arising during the period	82,361	27,128	87,804	78,016
Less: reclassification adjustment for gains included in net income	(3,934)	0	(3,934)	0

Total other comprehensive income (loss)	78,427	27,128	83,870	78,016

Comprehensive income (loss)	$326,978	$(133,639)	$695,190	$(299,186)

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$611,320	$(377,202)
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	139,834	1,567,529
Depreciation	97,381	77,927
Net amortization (accretion) of securities	15,828	(5,522)
Net gain on sale of securities available for sale	(3,934)	0
Stock-based compensation	365	35,748
Loans originated for sale	(517,000)	(1,125,600)
Proceeds from sales of loan originations	764,141	1,844,268
Gains on sales of loans	(11,141)	(28,668)
Loss on disposal of fixed assets	561	3,408
Increase in cash surrender value of bank owned life insurance	(49,731)	(50,177)
Net change in other assets and other liabilities	128,723	54,421

Net cash from operating activities	1,176,348	1,996,132
Cash flows from investing activities
Available for sale securities:
Purchases	(402,127)	(270,880)
Sales	693,488	0
Maturities, repayments and calls	1,008,104	799,618
Purchase of restricted stock	0	(139,200)
Net decrease (increase) in loans	2,235,259	892,279
Purchases of premises and equipment	(254)	(142,392)

Net cash from investing activities	3,534,470	1,139,425
Cash flows from financing activities
Net (decrease) increase in deposits	(738,030)	7,022,002
Repayments of FHLB advances	(1,400,000)	(1,500,000)
Proceeds from FHLB advances	1,000,000	1,134,386
Dividends on preferred stock	(128,075)	(128,075)
Proceeds from issuance of common stock under ESPP	6,170	7,285

Net cash from financing activities	(1,259,935)	6,535,598

Change in cash and cash equivalents	3,450,883	9,671,155
Cash and cash equivalents at beginning of period	14,496,494	18,178,601

Cash and cash equivalents at end of period	$17,947,376	$27,849,756

Supplemental cash flow information:
Interest paid	$855,667	$1,163,336
Income taxes paid	140,000	35,000

Supplemental disclosure of noncash investing activities:
Transfer from loans to other real estate owned	$80,936	$0
Transfer from loans to other repossessed assets	0	91,685
Transfer from loans to loans held for sale	0	0

See accompanying notes to consolidated financial statements

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

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

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$248,551	$(160,767)	$611,320	$(377,202)
Preferred stock dividends and amortization, net	(77,699)	(77,700)	(155,399)	(155,400)

Net income (loss) available to common shareholders	170,852	(238,467)	455,921	(532,602)

Denominator:
Denominator for basic earnings per share available to common shareholders-weighted average shares	586,417	585,075	586,253	584,904

Effect of dilutive shares:
Nonqualified stock options	0	0	0	0

Denominator for diluted earnings per share available to common shareholders	586,417	585,075	586,253	584,904

Basic earnings (loss) per common share	$0.29	$(0.41)	$0.78	$(0.91)

Diluted earnings (loss) per common share	$0.29	$(0.41)	$0.78	$(0.91)

Stock options not considered in computing diluted earnings per common share because they were antidilutive	98,137	98,137	98,137	98,137

Income Taxes: The provision for income tax for the first six months of 2011 was $249,721 on pre-tax income of $861,041 as compared to a benefit of $260,808 on pre-tax loss of ($638,010) for the same period a year ago. The provision for federal income tax differs from pretax net income (loss) multiplied by the Company’s effective tax rate due to the Company’s tax exempt income which remained relatively consistent with the first six months of the prior year. The Company and its subsidiary file consolidated income tax returns.

The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred federal tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial statement and tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the related tax benefits will not be realized. When determining the amount of deferred tax assets that are more likely than not to be realized, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected reversal of deferred tax items. Specifically, management considered the Company’s history of profitability, its history of paying income taxes, the trends in credit quality in its loan portfolio, and projections for 2011 and 2012. In management’s opinion, it is more likely than not that the tax benefits will be realized, therefore no valuation allowance has been established at June 30, 2011.

Reclassifications: For comparative purposes, certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

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

Accounting Standards Updates:

ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructurings constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs,” (“ASU 2011-04”). The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption to have a material impact on its consolidated statements of financial position, results of operation or cash flows.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-5”). Under ASU 2011-5, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-5 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments are effective for fiscal years, and interim periods within those years, beginning after

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

December 15, 2011. The amendments in ASU 2011-5 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

NOTE 2 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
Mortgage-backed residential:
Guaranteed by GNMA	$4,156,709	$33,031	$(6,388)	$4,183,352
Issued by FHLMC	998,387	66,287	0	1,064,674
Issued by FNMA	1,490,662	128,027	0	1,618,689
Tax-free municipal	4,466,180	221,296	0	4,687,476
Taxable municipal	253,411	1,311	0	254,722

	$11,365,349	$449,952	$(6,388)	$11,808,913

December 31, 2010
Mortgage-backed residential:
Guaranteed by GNMA	$4,048,961	$2,936	$(45,584)	$4,006,313
Issued by FHLMC	1,556,847	80,434	0	1,637,281
Issued by FNMA	1,927,112	131,517	(174)	2,058,455
Tax-free municipal	4,890,165	158,571	(3,258)	5,045,478
Taxable municipal	253,625	0	(7,955)	245,670

	$12,676,710	$373,458	$(56,971)	$12,993,197

All mortgage-backed securities are residential mortgage-backed securities issued by U.S. government-sponsored entities.

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

NOTE 2 – SECURITIES (continued)

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Proceeds of sales	$693,488	$0	$693,488	$0
Proceeds of calls	0	0	200,000	0
Gross gains	23,158	0	23,158	0
Gross losses	(19,224)	0	(19,224)	0

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Less than one year	$361,570	$366,710
One to five years	453,057	472,890
Five to ten years	3,243,715	3,426,222
Ten to fifteen years	661,249	676,376
Mortgage-backed residential	6,645,758	6,866,715

	$11,365,349	$11,808,913

Securities pledged to secure public deposits at June 30, 2011 and December 31, 2010 had carrying amounts of $5,171,641 and $6,588,820, respectively.

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

NOTE 2 – SECURITIES (continued)

The following table summarizes securities with unrealized losses at June 30, 2011 and December 31, 2010, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2011
Guaranteed by GNMA	$920,111	$(6,388)	$0	$0	$920,111	$(6,388)
Issued by FNMA	0	0	0	0	0	0
Tax-free municipal	0	0	0	0	0	0
Taxable municipal	0	0	0	0	0	0

Total	$920,111	$(6,388)	$0	$0	$920,111	$(6,388)

December 31, 2010
Guaranteed by GNMA	$3,499,522	$(45,584)	$0	$0	$3,499,522	$(45,584)
Issued by FNMA	48,751	(174)	0	0	48,751	(174)
Tax-free municipal	396,740	(3,258)	0	0	396,740	(3,258)
Taxable municipal	245,670	(7,955)	0	0	245,670	(7,955)

Total	$4,190,683	$(56,971)	$0	$0	$4,190,683	$(56,971)

At June 30, 2011 and December 31, 2010, there were no securities that were in an unrealized loss position greater than twelve months. Management has the intent and ability to hold the securities that were in an unrealized loss position for the foreseeable future and did not believe it was likely the Company would be required to sell the securities before recovery of their amortized cost.

At June 30, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than Ginnie Mae, Fannie Mae and Freddie Mac, in an amount greater than 10% of shareholders’ equity. The U.S. Government has affirmed its support for the obligations of these entities.

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

NOTE 3 – LOANS

The composition of the loan portfolio at June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011	December 31, 2010
Commercial real estate	$109,107,050	$113,451,159
Commercial business	28,720,836	27,141,540
Residential mortgages:
Home equity lines of credit	11,442,728	11,620,756
1-4 family residential	1,101,027	806,411
Consumer:
Installment	4,980,522	4,926,165
Purchased auto loans	1,112,932	1,558,763

	156,465,095	159,504,794
Less allowance for loan losses	3,960,646	4,544,316

	$152,504,449	$154,960,478

The following table presents the activity in the allowance for loans losses by portfolio segment for the three and six months ended June 30, 2011:

Three months ended June 30, 2011
Allowance for loan losses:	Commercial Real Estate	Commercial Business	Residential	Consumer	Unallocated	Total
Beginning Balance	$3,382,377	$513,518	$152,631	$33,500	$424,792	$4,506,818
Loans charged off	(568,815)	(101,408)	(27,047)	(5,830)	0	(703,100)
Recoveries	18,718	6,511	0	0	0	25,229
Provision for loan losses	320,855	44,532	10,795	7,734	(252,217)	131,699

Total ending allowance balance	$3,153,135	$463,153	$136,379	$35,404	$172,575	$3,960,646

Six months ended June 30, 2011
Allowance for loan losses:	Commercial Real Estate	Commercial Business	Residential	Consumer	Unallocated	Total
Beginning Balance	$3,466,505	$666,437	$162,372	$34,776	$214,226	$4,544,316
Loans charged off	(612,231)	(101,408)	(46,108)	(9,352)	0	(769,099)
Recoveries	31,321	13,842	0	432	0	45,595
Provision for loan losses	267,540	(115,718)	20,115	9,548	(41,651)	139,834

Total ending allowance balance	$3,153,135	$463,153	$136,379	$35,404	$172,575	$3,960,646

The following table presents the activity in the allowance for loan losses for the three and six months ended June 30, 2010:

	Three months ended June 30, 2010	Six months ended June 30, 2010
Beginning balance	$2,322,328	$2,316,715
Provision for loan losses	781,699	1,567,529
Loans charged off	(46,121)	(827,694)
Recoveries	294	1,650

Ending balance	$3,058,200	$3,058,200

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

NOTE 3 – LOANS (continued)

There were no material changes to the Company’s accounting policies or methodology for the periods indicated. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable which is not considered to be material.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011 and December 31, 2010.

June 30, 2011	Commercial Real Estate	Commercial Business	Residential Mortgages	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,222,449	$0	$0	$0	$0	$1,222,449
Collectively evaluated for impairment	1,930,686	463,153	136,379	35,404	172,575	2,738,197

Total ending allowance balance	$3,153,135	$463,153	$136,379	$35,404	$172,575	$3,960,646

Loans:
Loans individually evaluated for impairment	$7,055,858	$187,482	$334,686	$0	$0	$7,578,026
Loans collectively evaluated for impairment	102,051,192	28,533,354	12,209,069	6,093,454	0	148,887,069

Total ending loans balance	$109,107,050	$28,720,836	$12,543,755	$6,093,454	$0	$156,465,095

December 31, 2010	Commercial Real Estate	Commercial Business	Residential Mortgages	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,574,734	$101,258	$28,303	$0	$0	$1,704,295
Collectively evaluated for impairment	1,891,771	565,179	134,069	34,776	214,226	2,840,021

Total ending allowance balance	$3,466,505	$666,437	$162,372	$34,776	$214,226	$4,544,316

Loans:
Loans individually evaluated for impairment	$8,429,959	$436,289	$292,483	$0	$0	$9,158,731
Loans collectively evaluated for impairment	105,021,200	26,705,251	12,134,684	6,484,928	0	150,346,063

Total ending loans balance	$113,451,159	$27,141,540	$12,427,167	$6,484,928	$0	$159,504,794

At June 30, 2011 and December 31, 2010, loans totaling $6,092,562 and $7,546,298, respectively, were in nonaccrual status, defined as loans which management deems the full repayments to be in doubt, typically if payments are past due more than 90 days. Interest income is not recorded on these loans.

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

NOTE 3 – LOANS (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the three and six months ended June, 2011:

				Average Recorded Investment for the:
June 30, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Three Months ended June 30, 2011	Six Months ended June 30, 2011
With no related allowance recorded:
Commercial real estate	$2,611,489	$2,771,318	$0	$2,200,579	$2,070,082
Commercial business	187,482	187,482	0	189,885	196,853
Residential mortgage:
Home equity line of credit	239,068	212,021	0	232,306	235,446
1-4 family residential	122,665	122,665	0	86,384	86,963
Consumer:	0	0
Installment	0	0	0	0	0
Purchased auto loans	0	0	0	0	0

With an allowance recorded:
Commercial real estate	5,246,434	4,284,540	1,222,449	4,153,112	4,419,299
Commercial business	0	0	0	0	0
Residential mortgage:
Home equity line of credit	0	0	0	0	0
1-4 family residential	0	0	0	0	0
Consumer:
Installment	0	0	0	0	0
Purchased auto loans	0	0	0	0	0

Total	$8,407,138	$7,578,026	$1,222,449	$6,862,266	$7,008,643

The unpaid principal balance for purposes of this table includes $829,112 that has been partially charged off but not forgiven as of June 30, 2011.

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

NOTE 3 – LOANS (continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of December 31, 2010:

December 31, 2010	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Commercial real estate	$3,854,343	$3,335,723	$0
Commercial business	334,881	334,881	0
Residential mortgage:
Home equity line of credit	0	0	0
1-4 family residential	51,725	51,725	0
Consumer:	0	0
Installment	0	0	0
Purchased auto loans	0	0	0

With an allowance recorded:
Commercial real estate	5,094,236	5,094,236	1,574,734
Commercial business	101,408	101,408	101,258
Residential mortgage:
Home equity line of credit	240,758	240,758	28,303
1-4 family residential	0	0	0
Consumer:
Installment	0	0	0
Purchased auto loans	0	0	0

Total	$9,677,351	$9,158,731	$1,704,295

The unpaid principal balance for purposes of this table includes $518,620 that has been partially charged off but not forgiven as of December 31, 2010. The average recorded investment in impaired loans was $7,649,218 for the year ended December 31, 2010. The average of individually impaired loans during the six months ended June 30, 2010 was $6,518,075. Interest income recognized during all periods was immaterial.

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

NOTE 3 – LOANS (continued)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2011 and December 31, 2010.

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Commercial real estate	$5,570,394	$6,866,564	$0	$0
Commercial business	187,482	387,251	0	0
Residential mortgage:
Home equity line of credit	212,021	240,758	0	0
1-4 family residential	122,665	51,725	0	0
Consumer:
Installment	0	0	0	0
Purchased auto loans	0	0	15,748	8,131

Total	$6,092,562	$7,546,298	$15,748	$8,131

At June 30, 2011, there were $1,485,464 in restructured loans not included in nonaccrual loans, and $1,565,897 in restructured loans included in nonaccrual loans, all of which are considered impaired. At December 31, 2010, there were $1,612,433 in restructured loans not included in nonaccrual loans, and $1,566,748 in restructured loans included in nonaccrual loans, all of which were considered impaired. The restructured loans still on accrual status were performing in accordance with their modified terms.

Nonaccrual loans and loans past due 90 days or more and still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2011 and December 31, 2010:

June 30, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Not Past Due	Total
Commercial real estate	$1,649,508	$89,021	$2,318,011	$4,056,540	$105,050,510	$109,107,050
Commercial business	91,176	58,299	169,911	319,386	28,401,450	28,720,836
Residential mortgage:
Home equity line of credit	0	0	212,021	212,021	11,230,707	11,442,728
1-4 family residential	0	0	122,665	122,665	978,362	1,101,027
Consumer:
Installment	0	0	0	0	4,980,522	4,980,522
Purchased auto loans	2,040	0	15,748	17,788	1,095,144	1,112,932

Total	$1,742,724	$147,320	$2,838,356	$4,728,400	$151,736,695	$156,465,095

At June 30, 2011, included in loans not past due are $3,131,284 of the $6,092,562 of nonaccrual loans that are current in accordance with their original or modified contractual terms.

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

NOTE 3 – LOANS (continued)

December 31, 2010	30 - 59 Days Past Due	60 - 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Not Past Due	Total
Commercial real estate	244,449	0	2,485,133	2,729,582	110,721,577	113,451,159
Commercial business	101,155	54,284	178,978	334,417	26,807,123	27,141,540
Residential mortgage:
Home equity line of credit	0	0	0	0	11,620,756	11,620,756
1-4 family residential	75,653	0	51,725	127,378	679,033	806,411
Consumer:
Installment	0	0	0	0	4,926,165	4,926,165
Purchased auto loans	12,149	0	8,131	20,280	1,538,483	1,558,763

Total	$433,406	$54,284	$2,723,967	$3,211,657	$156,293,137	$159,504,794

At December 31, 2010, included in loans not past due are $4,762,168 of the $7,546,298 of nonaccrual loans that are current in accordance with their original or modified contractual terms.

Troubled Debt Restructurings

Included in loans individually impaired as of June 30, 2011 are loans with a recorded investment of $3,051,361 whose terms have been modified in troubled debt restructurings (“TDR”.) Of this balance, $1,485,464 is accruing and $1,565,897 is considered nonaccrual. The Company has allocated reserves of $659,163 for the nonaccrual TDR loans. At December 31, 2010, the recorded investment of loans whose terms had been modified in troubled debt restructurings was $3,179,181. This included $1,612,433 of accruing loans and $1,566,748 of nonaccrual loans, with $279,960 of specific reserves for the nonaccrual TDR loans. There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings at June 30, 2011 and December 31, 2010. The restructured loans are performing in accordance with their modified terms. Interest income recognized on impaired loans while considered impaired was immaterial for all periods.

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

June 30, 2011

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2011	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial real estate	$84,908,526	$10,109,235	$14,089,289	$0	$0	$109,107,050
Commercial business	25,537,202	1,549,391	1,634,243	0	0	28,720,836
Residential mortgage:
Home equity line of credit	199,139	69,750	603,318	0	10,570,521	11,442,728
1-4 family residential	0	72,562	50,103	0	978,362	1,101,027
Consumer:
Installment	53,990	0	0	0	4,926,532	4,980,522
Purchased auto loans	0	0	0	0	1,112,932	1,112,932

Total	$110,698,857	$11,800,938	$16,376,953	$0	$17,588,347	$156,465,095

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial real estate	$85,034,950	$10,717,741	$17,698,468	$0	$0	$113,451,159
Commercial business	24,023,215	1,229,339	1,888,986	0	0	27,141,540
Residential mortgage:
Home equity line of credit	0	73,250	709,912	0	10,837,594	11,620,756
1-4 family residential	0	0	51,725	0	754,686	806,411
Consumer:
Installment	0	0	0	0	4,926,165	4,926,165
Purchased auto loans	0	0	0	0	1,558,763	1,558,763

Total	$109,058,165	$12,020,330	$20,349,091	$0	$18,077,208	$159,504,794

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

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

	Residential mortgage		Consumer
June 30, 2011	Home equity lines of credit	1-4 family residential	Installment	Purchased auto loans
Performing	$11,230,707	$978,362	$4,980,522	$1,097,184
Nonperforming	212,021	122,665	0	15,748

Total	$11,442,728	$1,101,027	$4,980,522	$1,112,932

	Residential mortgage		Consumer
December 31, 2010	Home equity lines of credit	1-4 family residential	Installment	Purchased auto loans
Performing	$11,379,998	$754,686	$4,926,165	$1,550,632
Nonperforming	240,758	51,725	0	8,131

Total	$11,620,756	$806,411	$4,926,165	$1,558,763

The Company has no loans considered to be subprime.

NOTE 4 - DEPOSITS

Interest-bearing deposits at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Interest-bearing demand	$11,867,670	$11,048,838
Savings	38,792,111	39,019,690
Money market	30,001,983	30,463,427
Time under $100,000	28,873,929	28,641,574
Time $100,000 and over	38,718,372	39,530,981

	$148,254,065	$148,704,510

At June 30, 2011 and December 31, 2010, the Bank had $17,276,000 and $14,381,000, respectively, in national market certificates of deposit, primarily in amounts that qualify for FDIC insurance coverage.

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Federal Home Loan Bank (FHLB) advances were $1,500,000 and $1,900,000 at June 30, 2011 and December 31, 2010, respectively. The advances at June 30, 2011 are collateralized by approximately $51,345,000 of loans secured by real estate under a blanket lien agreement and $488,000 of FHLB

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS (continued)

stock. At June 30, 2011 borrowing capacity was $979,000 as a result of the repayment of a $1,000,000 advance on June 20, 2011. As of July 1, 2011, subsequent to a regular quarterly credit evaluation by the FHLB, the Company’s available borrowing capacity increased to $16,471,000.

The Company has a $2,000,000 line of credit agreement with another financial institution to obtain funding to provide capital to the Bank as needed. The interest rate on the line is variable, at 50 basis points above the prime rate or LIBOR plus 3.00%, at the Company’s option at the time the line is drawn. The line is secured by 100% of the stock of the Bank. There were no funds drawn on the line of credit at June 30, 2011 or December 31, 2010.

The Company has the ability to borrow under various other credit facilities that totaled $6,918,000 at June 30, 2011. Of this amount, $1,000,000 is available for short-term borrowing under an unsecured federal funds line through a correspondent bank at overnight borrowing rates and $5,918,000 is available from another correspondent bank secured by the Company’s unpledged securities.

NOTE 6 – STOCK-BASED COMPENSATION PLAN

The following is the stock option activity for the period indicated:

	Six months ended June 30, 2011

	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	98,137	$18.65
Forfeited	0	$0.00
Exercised	0	$0.00
Granted	0	$0.00

Options outstanding, end of period	98,137	$18.65

Options exercisable, end of period	97,637	$18.60

Intrinsic value is defined as the excess of the price of the Company’s stock over the exercise price of the option. The market price of the Company’s stock was less than the exercise price of the options outstanding at June 30, 2011; therefore there was no intrinsic value of the options outstanding and exercisable at June 30, 2011.

In the first quarter of 2010, the Company extended the expiration date for an additional five years of 31,500 stock options expiring on April 11, 2010 and 10,000 stock options expiring March 15, 2011 previously issued to directors. The Company accounted for the extensions under the guidance for stock-based compensation and recognized a charge to income of $35,000. The related income tax benefit was

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

NOTE 6 – STOCK-BASED COMPENSATION PLAN (continued)

$11,912. The impact of the extension of the expiration date of director options also increased paid-in capital by $35,000 in 2010. The fair value of the modified options was determined using the following assumptions as of the modification date:

Risk free interest rate	2.42% to 2.79%
Expected option life (years)	5.00% to 6.00%
Expected stock price volatility	22.90% to 24.40%
Dividend yield	0.00%

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

June 30, 2011

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

Assets and liabilities measured at fair value are summarized below:

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

NOTE 7 – FAIR VALUE (continued)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011
Assets and liabilities measured at fair value
On a recurring basis
Investment securities available for sale
Mortgage backed residential
Guaranteed by GNMA	$0	$4,183,352	$0
Issued by FHLMC	0	1,064,674	0
Issued by FNMA	0	1,618,689	0
Tax free state and political subdivisions	0	4,687,476	0
Taxable state and political subdivisions	0	254,722	0

On a nonrecurring basis
Impaired loans
Commercial real estate	0	0	2,829,136
Commercial business	0	0	0
Home equity line of credit	0	0	212,021
Other real estate owned
Commercial real estate	0	0	252,678
Commercial business	0	0	738,772
Residential	0	0	80,936

December 31, 2010
Assets and liabilities measured at fair value
On a recurring basis
Investment securities available for sale
Mortgage backed residential
Guaranteed by GNMA	$0	$4,006,313	$0
Issued by FHLMC	0	1,637,281	0
Issued by FNMA	0	2,058,455	0
Tax free state and political subdivisions	0	5,045,478	0
Taxable state and political subdivisions	0	245,670	0

On a nonrecurring basis
Impaired loans
Commercial real estate	0	0	2,038,206
Commercial business	0	0	150
Home equity line of credit	0	0	212,455
Other real estate owned	0	0	991,450

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had total unpaid principal balances of $4,261,883 with valuation allowances of

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

NOTE 7 – FAIR VALUE (continued)

$1,220,775 at June 30, 2011. Excluded from the fair value of impaired loans is $1,485,464 of loans classified as troubled debt restructurings (“TDR”) which are evaluated for impairment using the present value of estimated future cash flows using the loans’ effective rate at inception.

At December 31, 2010, impaired loans had a principal balance of $3,950,803, with a valuation allowance of $1,699,992. Excluded from the fair value of impaired loans at December 31, 2010 disclosed above is $1,485,599 of loans classified as TDR using the method described above. Impairment charges of $487,000 were recorded through the provision for loan losses for the six months ended June 30, 2010.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $1,072,386 at June 30, 2011 after direct write-downs of $76,364 taken in 2010. Properties valued at $80,936 were added in the first six months of 2011.

The carrying amounts and estimated fair values of financial instruments, at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$17,947,376	$17,947,000	$14,496,494	$14,496,000
Securities available for sale	11,808,913	11,809,000	12,993,197	12,993,000
Loans, net of allowance	152,504,449	150,491,000	154,960,478	152,301,000
Loans held for sale	0	0	236,000	241,000
Accrued interest receivable	500,865	501,000	468,759	469,000

Financial liabilities
Demand and savings deposits	(108,308,710)	(108,309,000)	(103,466,486)	(103,466,000)
Time deposits	(67,592,301)	(66,841,000)	(68,172,555)	(67,553,000)
Federal Home Loan Bank advances	(1,500,000)	(1,541,000)	(1,900,000)	(1,934,000)
Accrued interest payable	(75,309)	(75,000)	(76,566)	(77,000)

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

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

NOTE 8 – REGULATORY CAPITAL MATTERS

At June 30, 2011 and December 31, 2010, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

	Western Reserve Bank		Minimum Required for Capital Adequacy Purposes		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
June 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital to risk-weighted assets	$19,089	12.2%	$12,553	8.0%	$15,691	10.0%

Tier 1 (Core) Capital to risk-weighted assets	17,106	10.9%	6,276	4.0%	9,414	6.0%

Tier 1 (Core) Capital to average assets	17,106	9.1%	7,482	4.0%	9,353	5.0%

December 31, 2010

Total Capital to risk-weighted assets	18,060	11.3%	12,766	8.0%	15,958	10.0%

Tier 1 (Core) Capital to risk-weighted assets	16,029	10.0%	6,383	4.0%	9,575	6.0%

Tier 1 (Core) Capital to average assets	16,029	8.0%	8,017	4.0%	10,021	5.0%

As of June 30, 2011 and December 31, 2010, the Bank met the requirements to be considered well capitalized. Due to the operating losses of the Bank in 2010, regulatory approval would be needed to pay dividends from the Bank to the Holding Company.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2011

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at June 30, 2011, to that of December 31, 2010, and the results of operations for the three and six months ended June 30, 2011 and 2010. You should read this discussion in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Assets

Total assets as of June 30, 2011 decreased $588,000 or 0.3%, to $190,976,000 compared with $191,564,000 at December 31, 2010.

Cash and cash equivalents increased $3,451,000, or 23.8%, to $17,947,000 from $14,496,000 at year-end 2010 as part of normal business operations.

Total loans before the allowance for loan losses decreased by $3,040,000 during the first six months of the year. The Company has traditionally focused on growth in the loan portfolio, and making loans to qualified borrowers remains a tenet of the Company’s business model. However, in 2010 the weak economy had a negative impact on existing and potential borrowers, hampering growth for the year. Although there has been some improvement in the local economy in 2011, it has yet to result in increased loan demand.

As of June 30, 2011, commercial real estate and commercial business loans totaled $137,828,000, or 88.1% of total loans. Home equity lines and residential real estate loans totaled $12,544,000, or 8.0% of total loans and consumer and other loans totaled $6,093,000, or 3.9% of total loans.

The Company’s loan-to-deposit ratio decreased to 91.6% at June 30, 2011, compared to 92.9% at December 31, 2010. The Company’s loan-to-assets ratio also decreased in the first six months of 2011, to 81.9% at June 30, 2011 from 83.3% at December 31, 2010. Management anticipates that the loan-

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2011

FINANCIAL CONDITION (continued)

to-deposit ratio for the remainder of 2011 will be in the range of 85% to 95% and the loan-to-assets ratio will be approximately 75% to 85%.

Of the total loans at June 30, 2011, approximately $112,019,000 or 71.6% are at a variable interest rate, and $44,446,000 or 28.4% are at a fixed interest rate. Including scheduled principal repayments, approximately $85,331,000, or 54.5%, of loans mature or are scheduled to reprice within twelve months. An additional $63,186,000 or 40.4% of loans mature or are scheduled to reprice within five years.

The allowance for loan losses is maintained at a level considered by management to be adequate to cover probable incurred credit losses in the loan portfolio. Management’s determination of the appropriate provision for loan losses and the adequacy of the allowance for loan losses is based on the Company’s historical losses by portfolio segment, adjusted for environmental factors which management believes are representative of the probable expected loss experience of the Company. Other factors considered by management include the composition of the loan portfolio, economic conditions, the creditworthiness of the Company’s borrowers and other related factors. The Company’s loan loss methodology provides larger allowances for loans with risk grades indicating increased risk characteristics. The Company believes the allowance for loan losses at June 30, 2011, is adequate to absorb probable incurred losses in the loan portfolio.

Loans charged off totaled $703,000 and $769,000 for the three and six months ended June 30, 2011 Specific reserves of $608,000 and $668,000 had been provided in prior periods. Recoveries for the same periods were $20,000 and $46,000. Although the impact of the higher charge-offs in the second quarter caused the calculated loss ratio component of the ALLL to increase, since the majority of the loans charged off had been reserved for in prior periods, management determined it was not necessary to provide additional funds, resulting in a $252,000 reduction in the unallocated portion of the allowance. In the like period in 2010, loans totaling $828,000 were charged off and $2,000 was recovered on loans previously charged off. The allowance for loan losses was 2.53% and 2.85% of total loans at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, $1,222,000 or 30.9% of the allowance for loan losses was allocated to impaired loan balances individually. At December 31, 2010, $1,704,000 or 37.5% of the allowance for loan losses was allocated to impaired loan balances individually.

At June 30, 2011, forty-one loans totaling $6,093,000 to twenty borrowers were in nonaccrual status, compared to fifty-one loans to twenty-two borrowers totaling $7,546,000 at year-end 2010. Additionally, at June 30, 2011, there were three loans to one borrower not on nonaccrual status totaling $1,485,000 classified as a TDR because a concession had been granted based on the borrower’s financial difficulty. At December 31, 2010, there were eight loans to four borrowers not on nonaccrual status totaling $1,612,000 classified as TDRs. The borrowers with accruing TDR loans were making payments in accordance with their modified terms at June 30, 2011 and December 31, 2010.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2011

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

At June 30, 2011, the Company’s other real estate owned (OREO) totaled $1,072,000 and consisted of two commercial and one residential real estate properties. This amount represents the fair value of each property reduced by management’s estimate of anticipated costs to market and sell the property. One property with a fair value less costs to sell of $81,000 was added in 2011. The Company entered into lease arrangements for the commercial OREO properties in 2009 resulting in rental income of $30,000 and $33,000 in the first six months of 2011 and 2010, respectively. The lessee of one of the properties has the right to purchase the property during the three-year lease term. A second OREO property is leased on a short-term basis.

Liabilities

Deposits were $170,901,000 at June 30, 2011, a decrease of 0.4% from $171,639,000 at December 31, 2010. Deposits consisted of the following:

	June 30, 2011		December 31, 2010
	Amount	Percent of Portfolio	Amount	Percent of Portfolio
Noninterest bearing demand deposits	$22,647,000	13.3%	$22,934,000	13.4%
Interest-bearing NOW accounts	11,868,000	6.9%	11,049,000	6.4%
Savings and money market accounts	68,794,000	40.3%	69,483,000	40.5%
Certificates of deposit (CDs)	59,295,000	34.7%	59,625,000	34.7%
Individual Retirement Arrangements	8,297,000	4.8%	8,548,000	5.0%

Total Deposits	$170,901,000	100.0%	$171,639,000	100.0%

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2011

FINANCIAL CONDITION (continued)

Included in the time deposits total at June 30, 2011 were $17,276,000 of national market CDs, primarily from other banks and credit unions, in amounts that qualify for FDIC insurance, with original terms ranging from eighteen months to five years, and rates ranging from .75% to 4.9%. As of June 30, 2011, the weighted average interest rate paid on these CDs was 2.0% and the weighted average remaining maturity was 22.9 months. As of December 31, 2010 there were $14,381,000 of the CDs with a weighted average rate of 2.3% and a weighted average remaining term of 19.7 months. Although management believes these CDs were obtained at market rates at the time they were originated, they may be more price sensitive than local deposits.

The Company participates in the Certificate of Deposit Account Registry Service (“CDARS”) program which allows depositors to maintain a deposit relationship with the Bank but place funds in amounts less than the FDIC insurance limit at various banks to maintain deposit insurance. In return, the Bank can receive reciprocal deposits from other institutions participating in the CDARS program. The Bank had $8,401,000 and $11,724,000 of customer funds placed in reciprocal deposits with the CDARS program at June 30, 2011 and December 31, 2010, respectively.

Federal Home Loan Bank (FHLB) advances decreased to $1,500,000 at June 30, 2011 from $1,900,000 at year-end 2010. One advance totaling $400,000 matured and was replaced with a $1,000,000 advance in the first quarter of 2011 to take advantage of lower long-term rates than are typically available for certificates of deposit with comparable maturities. A second advance of $1,000,000 was repaid in June. FHLB advances are collateralized by loans secured by real estate under a blanket lien agreement. At June 30, 2011 borrowing capacity was $979,000 as a result of the repayment of a $1,000,000 advance on June 20, 2011. As of July 1, 2011, subsequent to a regular quarterly credit evaluation by the FHLB, the Company’s available borrowing capacity increased to $16,471,000.

Please refer to Note 5 and the discussion in this report, under the caption “Liquidity and Capital Resources,” for more information about the Company’s additional sources of funding.

Shareholders’ Equity

Total shareholders’ equity increased $574,000 to $17,911,000 at June 30, 2011, from $17,337,000 at December 31, 2010. This increase was the result of net income of $611,000 for the first six months of 2011, offset in part by dividends on preferred stock of $128,000.

As of June 30, 2011, the book value per share of the Company’s common stock was $22.39 compared with $21.48 at December 31, 2010.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2011

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2011

Overview

Net income for the second quarter of 2011 was $249,000, a positive change of $410,000 from the net loss of ($161,000) in the same period in 2010. This change was primarily due to a significant decrease in the provision for loan losses of $650,000. Non-interest income was $3,000 higher in 2011 than in 2010 but was negatively impacted by an increase of $50,000 in non-interest expense. Net income available to common shareholders for the three months ended June 30, 2011 was $171,000 or $0.29 per basic and diluted share, after preferred stock dividends of $64,000 and the amortization of preferred stock premiums of $14,000. The net loss available to common shareholders was ($238,000) or ($0.41) per basic and diluted share for second quarter of 2010. On a pre-tax basis, income increased $622,000 to $345,000 from a loss of ($277,000.)

Net Interest Income

Net interest income before the provision for loan losses in the second quarter of 2011 was $1,717,000, an increase of $18,000, or 1.1%, from the $1,699,000 earned in the same period of 2010. The improvement was the result of a $152,000, or 26.4% decrease in interest expense, partially offset by a $134,000 decrease in interest income. Then net interest margin was 3.85% for the three months ended June 30, 2011, representing an increase of 40 basis points from 3.45% for the like period in 2010.

The following table illustrates the average balances and annualized interest rates for the three months ended June 30, 2011 and 2010. Loans on nonaccrual status are included in the average loan balance.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2011

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2011

(continued)

	Quarter ended June 30, 2011			Quarter ended June 30, 2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
($ in thousands)
Interest-earning assets:
Federal funds sold and other short term funds	$11,233	$7	0.25%	$22,820	$14	0.25%
Securities — taxable	7,119	63	3.64%	4,722	54	4.86%
Securities — tax exempt	4,727	62	5.50%	4,798	65	5.62%
Restricted stock	966	12	4.98%	895	11	5.00%
Loans	156,932	2,018	5.16%	166,685	2,152	5.18%

Total interest-earning assets	180,977	2,162	4.79%	199,920	2,296	4.61%
Noninterest earning assets	6,580			7,466

Total assets	$187,557			$207,386

Interest-bearing liabilities:
Transaction accounts (NOW)	$11,634	12	0.41%	$9,988	12	0.48%
Market rate savings accounts	69,005	98	0.57%	70,797	136	0.77%
Time deposits	65,220	297	1.82%	83,028	409	1.97%
Federal Home Loan Bank advances and other borrowings	2,379	17	2.87%	2,219	20	3.69%

Total interest-bearing liabilities	148,238	424	1.15%	166,032	577	1.39%
Noninterest-bearing liabilities	21,378			22,673
Shareholders’ equity	17,941			18,681

Total liabilities and shareholders’ equity	$187,557			$207,386

Net interest income		1,738			1,719
Tax equivalent adjustment		(20)			(23)

Net interest income per financial statements		$1,718			$1,696

Net interest margin
(Net yield on average earning assets)			3.85%			3.45%

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2011

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2011

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

	Three months ended June 30, 2011 vs. 2010 Increase (Decrease) due to
	Volume	Rate	Net
($ in thousands)
Interest income:
Federal funds sold and other short term funds	$(7)	$(0)	$(7)
Securities - taxable	25	(16)	9
Securities - tax exempt	(1)	(2)	(3)
Restricted stock	1	(0)	1
Loans	(87)	(47)	(134)

Total interest-earning assets	(69)	(65)	(134)
Interest expense:
Transaction accounts (NOW)	(2)	2	0
Market rate savings accounts	3	35	38
Time deposits	90	22	112
Federal Home Loan Bank advances and other borrowings	(1)	4	3

Total interest-bearing liabilities	90	64	153

Change in net interest income	$21	$(2)	$19

Interest Income

Interest and fee income on loans for the second quarter of 2011 was $2,018,000, a decrease of $134,000 or 6.2% from $2,152,000 for the second quarter of 2010, primarily due to lower average loan balances. Tax equivalent interest and dividend income from securities and short-term funds was unchanged at $144,000 for both periods.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2011

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2011 (continued)

Interest Expense

Interest expense decreased $152,000 or 26.4% when comparing the three months ended June 30, 2011 with the same period in 2010. Total interest expense was $424,000 for the second quarter of the current year, compared to $577,000 in the prior year. Interest on deposits decreased $149,000, or 26.9%, to $407,000 in the second quarter of 2011, from $556,000 in the same period of 2010. The decrease in deposit interest expense was due to both lower balances and significantly lower rates on time deposits as part of a strategy to reduce the Bank’s emphasis on higher-cost certificates of deposit. Interest on borrowings was $17,000 for the three months ended June 30, 2011 compared to $20,000 for the second quarter of 2010 as a result of a decrease in both balances and rate. A $1,000,000 advance with a rate of 3.65% that matured during the quarter was not replaced.

Net Interest Margin

The net interest margin increased 40 basis points to 3.85% in the second quarter of 2011 from 3.45% in the like period of 2010, due to higher loan fees, a reduction in the volume of short term, low yielding funds held at the Federal Reserve Bank and a decrease in both the balance of and rates paid on time deposits.

The yield on earning assets increased 18 basis points to 4.79% for the three months ended June 30, 2011 compared to 4.61% in the same period of 2010. During the second quarter of 2011, the yield on loans was 5.16%, down 2 basis points from 5.18% in the second quarter of 2010. The yield on loans is negatively impacted by the high balance of loans placed on nonaccrual status because these loans are included in loans outstanding although they are not earning interest. Average nonaccrual loans were $6,887,000 in the second quarter of 2011 versus $7,464,000 in the second quarter of 2010.

In the second quarter of 2011, the cost of interest-bearing deposits was 1.12%, down 24 basis points from 1.36% in the like period in 2010. This decrease reflects lower overall market interest rates and the Company’s strategy of allowing higher-cost maturing CDs to roll off or be replaced with lower-cost CDs in the current lower interest rate environment. The Company’s borrowed funds portfolio also contributed to the higher margin, but represents a much smaller portion of the total funding base. The overall cost of interest-bearing funds, including deposits and borrowings, was 1.15% for the three months ended June 30, 2011, compared with 1.39% in the same period of 2010.

Provision for Loan Losses

The provision for loan losses was $132,000 and $782,000 for the quarters ended June 30, 2011 and 2010, respectively. The decrease of $650,000 in provision expense was due to prior period provisions for a significant level of current year charge-offs and a stabilization in the financial condition of impaired borrowers. Refer to the discussion of the allowance for loan losses in the asset section of the Management’s Discussion and Analysis for detailed information related to the provision for loan losses.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2011

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2011 (continued)

Noninterest Income

Total noninterest income for the second quarter of 2011 was $138,000, an increase of 2.3% from $135,000 for the same period in 2010. Decreases of $2,000 in deposit service charges and $10,000 in gains on loan sales were offset by gains on the sale of available for sale securities and other fee income.

Noninterest Expenses

Noninterest expenses were $1,379,000 for the second quarter of 2011, an increase of $50,000 or 3.7% from $1,329,000 for the same period in 2010. Professional fees increased $34,000 as a result of recruiting expenses for hiring employees to replace those who left the company in 2010 and were not immediately replaced. Collection and OREO expenses were $50,000 higher as a result of ongoing legal cost, costs to re-appraise properties securing nonaccrual and other troubled loans and the cost of maintaining current OREO properties. FDIC insurance premiums were $9,000 lower due to a change in the calculation of the premium from a percentage of deposits to a percentage of total assets. Directors’ fees were $14,000 lower as a result of the departure of one member from the board in 2010 and one in January of 2011 whose vacancies were not immediately filled.

Total other noninterest expense for the second quarters of 2011 and 2010 consisted of:

	Three months ended June 30, 2011
	2011	2010
Loan expenses	$33,000	$13,000
Insurance	15,000	11,000
Supplies, printing and postage	14,000	20,000
Travel and entertainment	9,000	12,000
Dues & memberships	7,000	7,000
Losses on other assets	0	31,000
Telephone	5,000	5,000
Other	9,000	14,000

	$92,000	$113,000

Income tax expense for the second quarter of 2011 was $96,000, compared to a benefit of $116,000 for the same period in 2010.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2011

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2011

Overview

Net income for the first six months of 2011 was $611,000, a positive change of $988,000 from the net loss of ($377,000) in the same period in 2010. This change was primarily due to a decrease in the provision for loan losses of $1,428,000 and an increase in net interest income of $106,000. Non-interest income was $20,000 lower in 2011 than in 2010, and was negatively impacted by an increase of $14,000 in non-interest expense. Net income available to common shareholders for the first half of 2011 was $456,000 or $0.78 per basic and diluted share, after preferred stock dividends of $128,000 and the amortization of preferred stock premiums of $28,000. The net loss available to common shareholders was ($533,000) or ($0.91) per basic and diluted share for the first six months of 2010. On a pre-tax basis, income increased $1,499,000 to $861,000 from a loss of ($638,000.)

Net Interest Income

Net interest income before the provision for loan losses in the first six months of 2011 was $3,472,000, an increase of $106,000, or 3.1%, from the $3,366,000 earned in the same period of 2010. The improvement was the result of a $309,000, or 26.5% decrease in interest expense, partially offset by a $203,000 decrease in interest income. The net interest margin was 3.92% for the six months ended June 30, 2011, representing an increase of 43 basis points from 3.49% for the like period in 2010.

The following table illustrates the average balances and annualized interest rates for the six months ended June 30, 2011 and 2010. Loans on nonaccrual status are included in the average loan balance.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2011

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2011 (continued)

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
($ in thousands)
Interest-earning assets:
Federal funds sold and other short term funds	$9,894	$12	0.24%	$19,164	$24	0.25%
Securities — taxable	7,411	132	3.67%	4,919	112	4.84%
Securities — tax exempt	4,817	128	5.53%	4,787	129	5.63%
Restricted stock	966	24	5.01%	897	21	4.83%
Loans	157,615	4,071	5.21%	167,022	4,283	5.17%

Total interest-earning assets	180,703	4,367	4.87%	196,789	4,569	4.68%
Noninterest earning assets	10,273			7,583

Total assets	$190,976			$204,372

Interest-bearing liabilities:
Transaction accounts (NOW)	$11,302	23	0.41%	$9,885	25	0.50%
Market rate savings accounts	68,808	194	0.57%	68,388	265	0.78%
Time deposits	65,880	603	1.85%	82,333	822	2.01%
Federal Home Loan Bank advances and other borrowings	2,164	34	3.16%	2,789	51	3.71%

Total interest-bearing liabilities	148,154	854	1.16%	163,395	1,163	1.44%
Noninterest-bearing liabilities	25,364			21,686
Shareholders’ equity	17,458			19,291

Total liabilities and shareholders’ equity	$190,976			$204,372

Net interest income		3,513			3,406
Tax equivalent adjustment		(41)			(40)

Net interest income per financial statements		$3,472			$3,366

Net interest margin (Net yield on average earning assets)			3.92%			3.49%

The following table sets forth on a fully taxable-equivalent basis the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2011

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2011 (continued)

Volume Variance is a change in volume multiplied by the previous year’s rate. Rate Variance is a change in rate multiplied by the previous year’s volume. Rate/Volume Variance is a change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

	Six months ended June 30, 2011 vs. 2010 Increase (Decrease) due to
	Volume	Rate	Net
($ in thousands)
Interest income:
Federal funds sold and other short term funds	$(11)	$(1)	$(12)
Securities - taxable	52	(32)	20
Securities - tax exempt	1	(2)	(1)
Restricted stock	2	1	3
Loans	(180)	(32)	(212)

Total interest-earning assets	(136)	(67)	(203)

Interest expense:
Transaction accounts (NOW)	(3)	5	2
Market rate savings accounts	(2)	73	71
Time deposits	72	147	219
Federal Home Loan Bank advances and other borrowings	10	7	17

Total interest-bearing liabilities	77	231	309

Change in net interest income	$(59)	$164	$106

Interest Income

Interest and fee income on loans for the first six months of 2011 was $4,071,000, a decrease of $212,000 or 4.9% from $4,283,000 for the same period of 2010, primarily due to lower average loan balances. The 2011 total included $117,000 in loan fees, compared to $31,000 in the same period in 2010. Current year results comprise $61,000 of prepayment penalties and $13,000 of fees collected from borrowers for appraisal expenses recorded in prior years. Tax equivalent interest and dividend income from securities and short-term funds increased to $296,000 from $286,000 in the previous year due to higher average securities balances.

Interest Expense

Interest expense decreased 26.6% when comparing the six months ended June 30, 2011 with the same period in 2010. Total interest expense was $854,000 for the first half of the current year, compared to $1,163,000 in the prior year. Interest on deposits decreased $292,000, or 26.2%, to $820,000 in the first

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2011

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2011 (continued)

six months of 2011, from $1,112,000 in the same period of 2010. The decrease in deposit interest expense was due to lower balances in time deposits and corresponding lower rates as a result of management’s decision in 2010 to allow higher cost maturing CDs to roll off. Interest on borrowings was $34,000 for the six months ended June 30, 2011 compared to $51,000 for the first half of 2010 as a result of a decrease in both balances and rate. An advance for $400,000 with a rate of 3.06% that matured in March 2011 was replaced with $1,000,000 at 1.92%. A second advance of $1,000,000 that matured in June 2011 with a rate of 3.65% was paid off.

Net Interest Margin

The net interest margin increased 43 basis points to 3.92% in the first half of 2011 from 3.49% in the like period of 2010 due to the higher loan fees and the decrease in the balance of higher cost deposits.

The yield on earning assets increased 19 basis points to 4.87% for the first six months of 2011 compared to 4.68% in the same period of 2010. In the first half of 2011, the yield on loans was 5.21%, up 4 basis points from 5.17% in the first six months of 2010. Loan fees, which included significant one-time prepayment penalties in 2011, contributed $117,000 for the period, compared to $31,000 in the prior period. The yield on loans is negatively impacted by the high balance of loans placed on nonaccrual status because these totals are included in loans outstanding although they are not earning interest. Average nonaccrual loans were $7,144,000 in the first half of 2011 versus $6,588,000 in the first six months of 2010.

In the first half of 2011, the cost of interest-bearing deposits was 1.13%, down 27 basis points from 1.40% in the like period in 2010. This decrease reflects lower overall market interest rates and the Company’s strategy of allowing higher-cost maturing CDs to roll off or be replaced with lower-cost CDs in the current lower interest rate environment. The Company’s borrowed funds portfolio also contributed to the higher margin, but represents a much smaller portion of the total funding base. The overall cost of interest-bearing funds, including deposits and borrowings, was 1.16% in the first six months of 2011, compared with 1.44% in the same period of 2010.

Provision for Loan Losses

The provision for loan losses was $140,000 and $1,568,000 for the six months ended June 30, 2011 and 2010, respectively, representing a decrease of $1,428,000. The decline in provision expense was due to both stabilization in the financial condition of impaired borrowers and the specific reserves provided in prior periods for the majority of loans charged off during the first half of the year. Refer to the discussion of the allowance for loan losses in the asset section of the Management’s Discussion and Analysis for detailed information related to the provision for loan losses.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2011

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2011 (continued)

Noninterest Income

Total noninterest income for the first six months of 2011 was $261,000, a decrease of 7.0% from $280,000 for the same period in 2010. Service charges declined $10,000 or 10.1%, due primarily to changes in regulations that restrict the assessment of fees on deposit accounts. Gains on the sale of loans, which tend to fluctuate from quarter to quarter, dropped by $18,000 or 61.1% for the comparable periods. The Company recognized a gain of $4,000 on the sale of available for sale securities.

Noninterest Expenses

Noninterest expenses were $2,731,000 for the first six months of 2011, an increase of $14,000 or 0.5% from $2,717,000 for the same period in 2010. Salaries and benefits declined $40,000 due to management’s decision in 2010 to freeze salaries and reduce staff through attrition. Directors’ fees were $56,000 lower as a result of approximately $35,000 in expenses that were recorded in the first quarter of 2010 to extend stock options that would have expired in 2010 and 2011 and the temporary vacancy of two board seats. Professional fees were $22,000 higher due in part to recruiting fees paid as part of a search for employees hired in positions that were vacated in 2010 and not refilled as part of cost cutting measures. Collection and OREO expenses were $76,000 higher as a result of ongoing legal cost, costs to re-appraise properties securing nonaccrual and other troubled loans and the cost of maintaining current OREO properties. FDIC insurance premiums were $14,000 higher, reflecting the final quarter of the higher rate structure implemented in 2009 and the first quarter of a new method based on total assets rather than total deposits.

Total other noninterest expense for the first six months of 2011 and 2010 consisted of: the following

	Six months ended June 30, 2011
	2011	2010

Loan expenses	$52,000	$25,000
Insurance	18,000	15,000
Supplies, printing and postage	30,000	40,000
Travel and entertainment	17,000	19,000
Dues & memberships	14,000	14,000
Losses on other assets	0	31,000
Telephone	10,000	10,000
Other	19,000	25,000

	$160,000	$179,000

Income tax expense for the first half of 2011 was $250,000, compared to a benefit of $261,000 in 2010.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2011

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the main sources of cash flow are receiving deposits from customers and, to a lesser extent, the repayment of principal and interest on loans and investments, proceeds from FHLB advances and borrowings. The primary uses of cash are making loans to borrowers and, secondarily, investing in securities and short-term interest-earning assets. Assets available to satisfy those needs include cash and due from banks, Federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets were $29,756,000 at June 30, 2011, compared to $27,726,000 at December 31, 2010.

At June 30, 2011, the Holding Company had approximately $157,000 in cash available to meet its obligations, primarily the payment of dividends on preferred stock, subject to prior regulatory approval.

If additional liquidity is needed, the Company has several possible sources which include purchasing federal funds, selling loans, additional national market CDs or brokered deposits. The Company also can borrow under various lines of credit.

As discussed previously, total shareholders’ equity increased $574,000 to $17,911,000 at June 30, 2011 from $17,337,000 at December 31, 2010. The increase was due to net income of $611,000 for the first six months of 2011, an increase of $84,000 in the net unrealized gains on available for sale securities and proceeds from the Employee Stock Purchase Plan of $7,000. These were offset by dividends on preferred stock of $128,000.

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

The Company has a $2,000,000 line of credit for capital purposes through an unaffiliated financial institution. By borrowing against the line of credit and then investing the funds in the Bank as capital, the Company is able to help the Bank manage its capital ratios. The Company had no outstanding balance on this line of credit at June 30, 2011 and December 31, 2010.

In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date. The Company filed an amended form S-8 Registration Statement on March 23, 2010 to increase the number of shares of authorized but unissued shares of stock allocated to the Plan. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions. There were 16,250 shares of authorized but unissued shares of stock allocated to the Plan, of which 8,752 remain to be issued. Because the Plan has been registered with the SEC, there are no

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2011

restrictions on the resale of the stock, other than those applicable to “affiliates” as defined in Rule 144 of the Securities and Exchange Commission. As of June 30, 2011, a total of 6,540 shares of common stock are held by 31 participants through the Plan.

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

The Company’s balance sheet “gap” divides interest-bearing assets and liabilities into maturity and repricing categories, and measures the “gap” in each category. From this perspective, at June 30, 2011 the Company was slightly asset sensitive in the one-year category, with $122.2 million in assets and $120.6 million in liabilities subject to repricing during the next year. Management has the ability to control the repricing on non-maturity deposits, such as checking and savings accounts. A significant portion of the Company’s liabilities are Market Rate Savings accounts on which the Company generally sets the interest rate based on a national money market index. However, since early 2009, management has not reduced the interest rates paid on Market Rate Savings accounts to the extent indicated by the index because the competitive banking environment in the Company’s market area would not have supported such low interest rates.

From an income statement perspective, based on the model utilized by the Company to analyze its interest rate sensitivity, the Company’s net interest income will benefit modestly from a 200 basis point increase in interest rates, since interest income will increase more rapidly than interest expense. As of June 30, 2011, the model indicates that if market interest rates were to experience an immediate increase of 100 basis points, the Company’s net interest income would increase by approximately 0.53%, while if rates were to increase by 200 points, the Company’s net interest income would increase by approximately 1.0%. Modeling for a 100 basis points decrease in interest rates is not meaningful, due to the current rate environment. Modeling interest rate sensitivity is highly dependent on numerous assumptions used in the modeling process, and actual changes in interest income and expense may be different than projected.

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

June 30, 2011

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

WESTERN RESERVE BANCORP, INC.

CONTROLS AND PROCEDURES

June 30, 2011

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2011, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal three months ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WESTERN RESERVE BANCORP, INC.

FORM 10-Q

June 30, 2011

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1a.	Risk Factors	Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Removed and Reserved

Item 5.	Other Information	None

Item 6 – Exhibits

WESTERN RESERVE BANCORP, INC.

FORM 10-Q

June 30, 2011

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

WESTERN RESERVE BANCORP, INC.

FORM 10-Q

June 30, 2011

Exhibit No.	Description of Exhibits

10.10	First amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on May 16, 2005)	*

10.11	Second amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 30, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 15, 2005)	*

10.12	Western Reserve Bancorp, Inc. and Western Reserve Bank Incentive Compensation Plan, Amended and Restated as of May 1, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on May 7, 2008)	*

10.13	Third amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 20, 2006 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2006)	*

10.14	Fourth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated February 6, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)	*

10.15	Fifth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 21, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)	*

10.16	Sixth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 28, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2007)	*

10.17	Seventh Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 1, 2008 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2008)	*

10.18	Form of Amendment to the Western Reserve Bancorp, Inc. Stock Option Grant Agreement as of October 16, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on October 22, 2008)	*

10.19	Eighth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 1, 2009 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on August 14, 2009)	*

10.20	Ninth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 17, 2010 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 15, 2010)	*

10.21	Tenth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2011	*

* Previouslyfiled and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.

FORM 10-Q

June 30, 2011

Exhibit No.	Description of Exhibits

11	Statement re: Computation of Per Share Earnings (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on August 15, 2011)	*

14	Western Reserve Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2004)	*

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

101	The following materials from Western Reserve Bancorp, Inc. on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.	**

*  Previously filed and incorporated herein by reference.

** As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

WESTERN RESERVE BANCORP, INC.

FORM 10-Q

Three months ended June 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.

Date: August 15, 2011	By:	/s/ Edward J. McKeon
Edward J. McKeon
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Cynthia A. Mahl
Cynthia A. Mahl
Executive Vice President/Chief Financial Officer
(Principal Financial Officer)