Form 10-Q
period 2011-09-30
WESTERN RESERVE BANCORP INC
filed 2011-11-14
CIK 1051473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2011

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

586,902 shares of common stock, no par value, $1.00 stated value as of November 10, 2011.

WESTERN RESERVE BANCORP, INC.

FORM 10-Q

Three and nine months ended September 30, 2011

WESTERN RESERVE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from financial institutions	$3,962,394	$2,343,069
Interest-bearing deposits in other financial institutions	16,231,425	11,923,425
Federal funds sold	251,000	230,000

Cash and cash equivalents	20,444,819	14,496,494
Securities available for sale	15,553,358	12,993,197
Loans held for sale	0	236,000
Loans, net of allowance of $3,142,894 and $4,544,316	151,077,276	154,960,478
Restricted stock	966,100	966,100
Other real estate owned	1,072,386	991,450
Premises and equipment, net	885,432	1,029,685
Bank owned life insurance	2,509,074	2,434,183
Prepaid Federal Deposit Insurance Corporation premiums	397,566	618,005
Accrued interest receivable and other assets	2,591,676	2,838,804

	$195,497,687	$191,564,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$22,983,136	$22,934,531
Interest-bearing	151,943,838	148,704,510

Total deposits	174,926,974	171,639,041
Federal Home Loan Bank advances	1,500,000	1,900,000
Accrued interest payable and other liabilities	813,769	688,299

Total Liabilities	177,240,743	174,227,340
Shareholders’ Equity
Cumulative preferred stock, no par value, $1,000 per share liquidation value:
Series A, fixed rate, 4,700 shares authorized and
issued at September 30, 2011 and December 31, 2010	4,700,000	4,700,000
Discount on Series A preferred stock	(158,963)	(204,381)
Series B, fixed rate, 235 shares authorized and
issued at September 30, 2011 and December 31, 2010	235,000	235,000
Premium on Series B preferred stock	15,510	19,941
Common stock, no par value, $1 stated value, 1,500,000 shares authorized, 586,902 and 586,084 shares issued and outstanding as of September 30, 2011 and December 31, 2010	586,902	586,084
Additional paid-in capital	9,991,171	9,981,912
Retained earnings	2,510,946	1,809,618
Accumulated other comprehensive income	376,378	208,882

Total Shareholders' Equity	18,256,944	17,337,056

	$195,497,687	$191,564,396

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$2,009,163	$2,146,293	$6,080,636	$6,429,724
Securities:
Taxable	62,391	69,960	194,410	182,069
Tax exempt	43,298	45,980	130,322	134,823
Dividends on restricted stock	11,650	12,258	35,504	33,760
Federal funds sold and short-term investments	12,091	12,615	23,819	36,235

	2,138,593	2,287,106	6,464,691	6,816,611
Interest expense
Deposits	413,970	517,960	1,234,435	1,629,791
Borrowings	8,190	16,822	42,135	68,086

	422,160	534,782	1,276,570	1,697,877

Net interest income	1,716,433	1,752,324	5,188,121	5,118,734
Provision for loan losses	21,814	1,400,001	161,648	2,967,530

Net interest income after provision for loan losses	1,694,620	352,323	5,026,473	2,151,204
Noninterest income
Service charges on deposit accounts	45,027	47,186	133,101	145,128
Net gains on sales of loans	4,257	75,528	15,398	104,196
Net gain on sales of available for sale securities	0	0	3,934	0
Other	82,728	87,733	240,247	241,518

	132,012	210,447	392,680	490,842
Noninterest expense
Salaries and employee benefits	645,017	626,005	1,830,226	1,850,807
Occupancy and equipment	221,638	193,804	668,366	636,164
Federal deposit insurance	73,477	117,699	235,890	265,939
Data processing	104,518	138,790	293,162	326,967
Professional fees	65,412	38,836	216,295	167,465
Taxes other than income and payroll	50,418	47,050	158,514	145,681
Directors’ fees	25,400	27,150	75,000	132,785
Collection and other real estate owned	73,343	96,907	263,163	210,893
Marketing and community relations	32,474	24,772	122,575	113,070
Other	77,698	116,107	237,685	294,635

	1,369,396	1,427,120	4,100,876	4,144,406

Income (loss) before income taxes	457,236	(864,350)	1,318,277	(1,502,360)
Income tax expense (benefit)	134,129	(314,639)	383,850	(575,447)

Net income (loss)	$323,107	$(549,711)	$934,427	$(926,913)

Preferred stock dividends and amortization, net	77,700	77,699	233,099	233,099

Net income (loss) available to common shareholders	$245,407	$(627,410)	$701,328	$(1,160,012)
Earnings (loss) per common share:
Basic	$0.42	$(1.07)	$1.20	$(1.98)

Diluted	$0.42	$(1.07)	$1.20	$(1.98)

Average shares outstanding (basic)	586,651	585,424	586,387	585,079

Average shares outstanding (diluted)	586,651	585,424	586,387	585,079

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss)	$323,107	$(549,711)	$934,427	$(926,913)
Other comprehensive income, net of tax:
Unrealized gains on securities arising during the period	83,626	88,262	171,430	166,278
Less: reclassification adjustment for gains included in net income	0	0	(3,934)	0

Total other comprehensive income	83,626	88,262	167,496	166,278

Comprehensive income	$406,733	$(461,449)	$1,101,923	$(760,635)

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$934,427	$(926,913)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for loan losses	161,648	2,967,530
Depreciation	144,576	123,492
Net amortization (accretion) of securities	21,040	(3,378)
Net gain on sale of securities available for sale	(3,934)	0
Stock-based compensation	547	36,104
Loans originated for sale	(517,000)	(1,708,600)
Proceeds from sales of loan originations	768,398	3,449,322
Gains on sales of loans	(15,398)	(104,195)
Loss on disposal of fixed assets	1,228	3,408
Write-down of other real estate owned	0	48,231
Increase in cash surrender value of bank owned life insurance	(74,891)	(75,037)
Net change in other assets and other liabilities	522,498	(48,869)

Net cash from operating activities	1,943,139	3,761,095
Cash flows from investing activities
Available for sale securities:
Purchases	(4,425,479)	(3,651,210)
Sales	689,555	0
Maturities, repayments and calls	1,412,440	1,184,460
Purchase of restricted stock	0	(139,200)
Net decrease in loans	3,624,870	2,273,946
Purchases of premises and equipment	(1,551)	(248,107)

Net cash from investing activities	1,299,835	(580,111)
Cash flows from financing activities
Net increase in deposits	3,287,933	2,737,432
Repayments of FHLB advances	(1,900,000)	(1,500,000)
Proceeds from FHLB advances	1,500,000	0
Dividends on preferred stock	(192,112)	(192,112)
Proceeds from issuance of common stock under ESPP	9,530	10,582

Net cash from financing activities	2,705,351	1,055,902

Change in cash and cash equivalents	5,948,325	4,236,886
Cash and cash equivalents at beginning of period	14,496,494	18,178,601

Cash and cash equivalents at end of period	$20,444,819	$22,415,487

Supplemental cash flow information:
Interest paid	1,273,023	1,665,546
Income taxes paid	140,000	35,000
Supplemental disclosure of noncash investing activities:
Transfer from loans to other real estate owned	80,936	0
Transfer from loans to other repossessed assets	15,748	102,135
Transfer from loans to loans held for sale	0	1,091,527

See accompanying notes to consolidated financial statements

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

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

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$323,107	$(549,711)	$934,427	$(926,913)
Preferred stock dividends and amortization, net	(77,700)	(77,699)	(233,099)	(233,099)

Net income (loss) available to common shareholders	245,407	(627,410)	701,328	(1,160,012)
Denominator:
Denominator for basic earnings per share available to common shareholders-weighted average shares	586,651	585,424	586,387	585,079
Effect of dilutive shares:
Nonqualified stock options	0	0	0	0

Denominator for diluted earnings per share available to common shareholders	586,651	585,424	586,387	585,079

Basic earnings (loss) per common share	$0.42	$(1.07)	$1.20	$(1.98)

Diluted earnings (loss) per common share	$0.42	$(1.07)	$1.20	$(1.98)

Stock options not considered in computing diluted earnings per common share because they were antidilutive	98,137	98,137	98,137	98,137

Income Taxes: The provision for income tax for the first nine months of 2011 was $383,850 on pre-tax income of $1,318,277 as compared to a benefit of $575,447 on pre-tax loss of ($1,502,360) for the same period a year ago. The provision for federal income tax differs from pretax net income (loss) multiplied by the Company’s effective tax rate due to the Company’s tax exempt income which remained relatively consistent with the first nine months of the prior year. The Company and its subsidiary file consolidated income tax returns.

The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred federal tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial statement and tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the related tax benefits will not be realized. When determining the amount of deferred tax assets that are more likely than not to be realized, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected reversal of deferred tax items. Specifically, management considered the Company’s history of profitability, its history of paying income taxes, the trends in credit quality in its loan portfolio, and projections for 2011 and 2012. In management’s opinion, it is more likely than not that the tax benefits will be realized, therefore no valuation allowance has been established at September 30, 2011.

Reclassifications: For comparative purposes, certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of New Accounting Standards:

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” which amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. The adoption of this guidance did not have a material impact on the Company’s consolidated statements of financial position, results of operation or cash flows.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-5”). Under ASU 2011-5, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-5 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments in ASU 2011-5 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

NOTE 2 — SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2011
U.S. treasury and federal agency	$1,513,058	$0	$0	$1,513,058
Mortgage-backed residential:
Guaranteed by GNMA	4,813,369	62,578	(6,344)	4,869,603
Issued by FHLMC	885,680	65,381	0	951,061
Issued by FNMA	1,383,322	128,974	0	1,512,296
Tax-free municipal	5,558,845	292,335	0	5,851,180
Taxable municipal	828,814	27,346	0	856,160

	$14,983,088	$576,614	$(6,344)	$15,553,358

December 31, 2010
Mortgage-backed residential:
Guaranteed by GNMA	4,048,961	2,936	(45,584)	4,006,313
Issued by FHLMC	1,556,847	80,434	0	1,637,281
Issued by FNMA	1,927,112	131,517	(174)	2,058,455
Tax-free municipal	4,890,165	158,571	(3,258)	5,045,478
Taxable municipal	253,625	0	(7,955)	245,670

	$12,676,710	$373,458	$(56,971)	$12,993,197

All mortgage-backed securities are residential mortgage-backed securities issued by U.S. government-sponsored entities.

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Proceeds of sales	$0	$0	$693,489	$0
Proceeds of calls	0	0	200,000	0
Gross gains	0	0	23,158	0
Gross losses	0	0	(19,224)	0

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

NOTE 2 — SECURITIES (continued)

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value

Less than one year	$363,644	$366,669
One to five years	452,735	473,232
Five to ten years	4,220,882	4,484,471
Ten to fifteen years	2,863,456	2,896,026
Mortgage-backed residential	7,082,371	7,332,960

	$14,983,088	$15,553,358

Securities pledged to secure public deposits at September 30, 2011 and December 31, 2010 had carrying amounts of $10,269,569 and $6,588,820, respectively.

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

NOTE 2 — SECURITIES (continued)

The following table summarizes securities with unrealized losses at September 30, 2011 and December 31, 2010, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2011
Mortgage backed residential:
Guaranteed by GNMA	$825,500	$(6,344)	$0	$0	$825,500	(6,344)
Issued by FNMA	0	0	0	0	0	0
Issued by FHLMC	0	0	0	0	0	0
Tax-free municipal	0	0	0	0	0	0
Taxable municipal	0	0	0	0	0	0

Total	$825,500	$(6,344)	$0	$0	$825,500	$(6,344)

December 31, 2010
Mortgage backed residential:
Guaranteed by GNMA	$3,499,522	$(45,584)	$0	$0	$3,499,522	$(45,584)
Issued by FNMA	48,751	(174)	0	0	48,751	(174)
Issued by FHLMC	0	0	0	0	0	0
Tax-free municipal	396,740	(3,258)	0	0	396,740	(3,258)
Taxable municipal	245,670	(7,955)	0	0	245,670	(7,955)

Total	$4,190,683	$(56,971)	$0	$0	$4,190,683	$(56,971)

At September 30, 2011 and December 31, 2010, there were no securities that were in an unrealized loss position greater than twelve months. Management has the intent and ability to hold the securities that were in an unrealized loss position for the foreseeable future and did not believe it was likely the Company would be required to sell the securities before recovery of their amortized cost.

At September 30, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than Ginnie Mae, Fannie Mae and Freddie Mac, in an amount greater than 10% of shareholders’ equity. The U.S. Government has affirmed its support for the obligations of these entities.

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

NOTE 3 — LOANS

The composition of the loan portfolio at September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010
Commercial real estate	$109,360,463	$113,451,159
Commercial business	25,963,878	27,141,540
Residential mortgages:
Home equity lines of credit	11,925,400	11,620,756
1-4 family residential	1,118,877	806,411
Consumer:
Installment	4,949,451	4,926,165
Purchased auto loans	902,101	1,558,763

	154,220,170	159,504,794
Less allowance for loan losses	3,142,894	4,544,316

	$151,077,276	$154,960,478

The following table presents the activity in the allowance for loans losses by portfolio segment for the three and nine months ended September 30, 2011:

Three months ended September 30, 2011	Commercial Real Estate	Commercial Business	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3,153,135	$463,153	$136,379	$35,404	$172,575	$3,960,646
Loans charged off	(851,663)	0	0	(3,240)	0	(854,903)
Recoveries	12,179	3,120	0	38	0	15,337
Provision for loan losses	10,961	(70,770)	5,137	4,770	71,716	21,814

Total ending allowance balance	$2,324,612	$395,503	$141,516	$36,972	$244,291	$3,142,894

Nine months ended September 30, 2011	Commercial Real Estate	Commercial Business	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3,466,505	$666,437	$162,372	$34,776	$214,226	$4,544,316
Loans charged off	(1,463,894)	(101,408)	(46,108)	(12,592)	0	(1,624,002)
Recoveries	43,500	16,962	0	470	0	60,932
Provision for loan losses	278,501	(186,488)	25,252	14,318	30,065	161,648

Total ending allowance balance	$2,324,612	$395,503	$141,516	$36,972	$244,291	$3,142,894

The following table presents the activity in the allowance for loan losses for the three and nine months ended September 30, 2010:

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

NOTE 3 — LOANS (continued)

	Three months	Nine months
	ended	ended
	September 30, 2010	September 30, 2010
Beginning balance	$3,058,200	$2,316,715
Provision for loan losses	1,400,001	2,967,530
Loans charged off	(575,718)	(1,403,412)
Recoveries	36,594	38,244

Ending balance	$3,919,077	$3,919,077

There were no material changes to the Company’s accounting policies or methodology for the periods indicated. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable which is not considered to be material.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010.

September 30, 2011	Commercial Real Estate	Commercial Business	Residential Mortgages	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$468,769	$1,087	$0	$0	$0	$469,856
Collectively evaluated for impairment	1,855,843	394,416	141,516	36,972	224,291	2,673,038

Total ending allowance balance	$2,324,612	$395,503	$141,516	$36,972	$224,291	$3,142,894

Loans:
Loans individually evaluated for impairment	$5,675,219	$197,354	$327,066	$0	$0	$6,199,639
Loans collectively evaluated for impairment	103,685,244	25,766,524	12,717,211	5,851,552	0	148,020,531

Total ending loans balance	$109,360,463	$25,963,878	$13,044,277	$5,851,552	$0	$154,220,170

December 31, 2010	Commercial Real Estate	Commercial Business	Residential Mortgages	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,574,734	$101,258	$28,303	$0	$0	$1,704,295
Collectively evaluated for impairment	1,891,771	565,179	134,069	34,776	214,226	2,840,021

Total ending allowance balance	$3,466,505	$666,437	$162,372	$34,776	$214,226	$4,544,316

Loans:
Loans individually evaluated for impairment	$8,429,959	$436,289	$292,483	$0	$0	$9,158,731
Loans collectively evaluated for impairment	105,021,200	26,705,251	12,134,684	6,484,928	0	150,346,063

Total ending loans balance	$113,451,159	$27,141,540	$12,427,167	$6,484,928	$0	$159,504,794

At September 30, 2011 and December 31, 2010, loans totaling $4,544,332 and $7,546,298, respectively, were in nonaccrual status, defined as loans which management deems the full repayments to be in doubt, typically if payments are past due more than 90 days. Interest income is not recorded on these loans.

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

NOTE 3 — LOANS (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the three and nine months ended September 30, 2011:

				Average Recorded Investment for the:
September 30, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Three Months ended September 30, 2011	Nine Months ended September 30, 2011
With no related allowance recorded:
Commercial real estate	$4,510,998	$3,158,762	$0	$3,695,657	$4,122,108
Commercial business	187,141	187,141	0	169,261	182,507
Residential mortgage:
Home equity line of credit	239,007	211,960	0	212,006	228,412
1-4 family residential	115,106	115,106	0	120,025	106,491
Consumer:	0	0
Installment	0	0	0	0	0
Purchased auto loans	0	0	0	0	0
With an allowance recorded:
Commercial real estate	2,527,057	2,516,457	468,769	2,502,286	2,484,804
Commercial business	10,212	10,212	1,087	10,212	8,765
Residential mortgage:
Home equity line of credit	0	0	0	0	0
1-4 family residential	0	0	0	0	0
Consumer:
Installment	0	0	0	0	0
Purchased auto loans	0	0	0	0	0

Total	$7,589,521	$6,199,639	$469,856	$6,709,447	$7,133,087

The unpaid principal balance for purposes of this table includes $1,389,882 that has been partially charged off but not forgiven as of September 30, 2011.

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

NOTE 3 — LOANS (continued)

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

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

NOTE 3 — LOANS (continued)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2011 and December 31, 2010.

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Commercial real estate	$4,019,912	$6,866,564	$0	$0
Commercial business	197,354	387,251	0	0
Residential mortgage:
Home equity line of credit	211,960	240,758	0	0
1-4 family residential	115,106	51,725	0	0
Consumer:
Installment	0	0	0	0
Purchased auto loans	0	0	0	8,131

Total	$4,544,332	$7,546,298	$0	$8,131

At September 30, 2011, there were $1,655,307 in restructured loans not included in nonaccrual loans, and $842,543 in restructured loans included in nonaccrual loans, all of which are considered impaired. At December 31, 2010, there were $1,612,433 in restructured loans not included in nonaccrual loans, and $1,798,594 in restructured loans included in nonaccrual loans, all of which were considered impaired. The restructured loans still on accrual status were performing in accordance with their modified terms.

Nonaccrual loans and loans past due 90 days or more and still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2011 and December 31, 2010:

September 30, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Not Past Due	Total
Commercial real estate	$1,360,155	$842,543	$1,646,533	$3,849,231	$105,511,232	$109,360,463
Commercial business	130,996	0	182,782	313,778	25,650,101	25,963,879
Residential mortgage:
Home equity line of credit	0	0	211,960	211,960	11,713,439	11,925,399
1-4 family residential	110,815	0	50,103	160,918	957,959	1,118,877
Consumer:
Installment	0	0	0	0	4,949,451	4,949,451
Purchased auto loans	22,938	0	0	22,938	879,163	902,101

Total	$1,624,904	$842,543	$2,091,378	$4,558,825	$149,661,345	$154,220,170

At September 30, 2011, included in loans not past due are $581,894 of the $4,544,332 of nonaccrual loans that are current in accordance with their original or modified contractual terms.

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

NOTE 3 — LOANS (continued)

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

Troubled Debt Restructurings

The Company has allocated $80,000 and $284,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and 2010. The Company has not committed to lend any additional amounts as of September 30, 2011 and 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

During the period ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a suspension of principal payments for a specified period effectively extending the term of the loan, or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 6 months to 10 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 10 years.

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

NOTE 3 — LOANS (continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the period ending September 30, 2011:

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	0	$0	$0	0	$0	$0
Commercial real estate	0	807,871	807,871	0	807,871	807,871
Residential real estate	0	0	0	0	0	0

Total	0	$807,871	$807,871	0	$807,871	$807,871

The troubled debt restructuring described above increased the allowance for loan losses by $30,000 but did not result in any charge off for nine months ended September 30, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending September 30, 2011.

	For the three months September 30, 2011		For the nine months September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Troubled Debt Restructurings:
Commercial	0	$0	0	$0
Commercial real estate	3	1,997,608	3	1,997,608
Residential real estate	0	0	0	0

Total	3	$1,997,608	3	$1,997,608

A loan is generally considered to be in payment default once it is 30 days contractually past due under the modified terms.

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

NOTE 3 — LOANS (continued)

As of September 30, 2011, the loans considered to be in default of their terms as described above have resulted in additional charge offs of $502,000.

There were no other loans modified during the period ending September 30, 2011 that did not meet the definition of a troubled debt restructuring.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

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

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

NOTE 3 — LOANS (continued)

deteriorated. Industries such as commercial real estate management and real estate development are particularly affected by current economic conditions.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2011	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial real estate	$87,718,632	$10,275,445	$11,366,386	$0	$0	$109,360,463
Commercial business	24,059,334	996,968	907,576	0	0	25,963,878
Residential mortgage:
Home equity line of credit	199,139	66,750	603,257	0	11,056,254	11,925,400
1-4 family residential	0	0	115,106	0	1,003,771	1,118,877
Consumer:
Installment	50,990	0	0	0	4,898,461	4,949,451
Purchased auto loans	0	0	0	0	902,101	902,101

Total	$112,028,095	$11,339,163	$12,992,325	$0	$17,860,587	$154,220,170

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial real estate	$85,034,950	$10,717,741	$17,698,468	$0	$0	$113,451,159
Commercial business	24,023,215	1,229,339	1,888,986	0	0	27,141,540
Residential mortgage:
Home equity line of credit	0	73,250	709,912	0	10,837,594	11,620,756
1-4 family residential	0	0	51,725	0	754,686	806,411
Consumer:
Installment	0	0	0	0	4,926,165	4,926,165
Purchased auto loans	0	0	0	0	1,558,763	1,558,763

Total	$109,058,165	$12,020,330	$20,349,091	$0	$18,077,208	$159,504,794

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

NOTE 3 — LOANS (continued)

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

	Residential mortgage		Consumer
September 30, 2011	Home equity lines of credit	1-4 family residential	Installment	Purchased auto loans
Performing	$11,713,439	$1,068,774	$4,949,451	$902,101
Nonperforming	211,960	115,106	0	0

Total	$11,925,399	$1,183,880	$4,949,451	$902,101

	Residential mortgage		Consumer
December 31, 2010	Home equity lines of credit	1-4 family residential	Installment	Purchased auto loans
Performing	$11,379,998	$754,686	$4,926,165	$1,550,632
Nonperforming	240,758	51,725	0	8,131

Total	$11,620,756	$806,411	$4,926,165	$1,558,763

The Company has no loans considered to be subprime.

NOTE 4  — DEPOSITS

Interest-bearing deposits at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Interest-bearing demand	$14,479,771	$11,048,838
Savings	39,215,142	39,019,690
Money market	31,687,176	30,463,427
Time under $100,000	28,578,424	28,641,574
Time $100,000 and over	37,983,325	39,530,981

	$151,943,838	$148,704,510

At September 30, 2011 and December 31, 2010, the Bank had $16,987,000 and $14,381,000, respectively, in national market certificates of deposit, primarily in amounts that qualify for FDIC insurance coverage.

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

NOTE 5 — FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Federal Home Loan Bank (FHLB) advances were $1,500,000 and $1,900,000 at September 30, 2011 and December 31, 2010, respectively. The advances at September 30, 2011 are collateralized by approximately $52,062,000 of loans secured by real estate under a blanket lien agreement and $488,000 of FHLB stock. At September 30, 2011 additional borrowing capacity was $16,706,000.

The Company has a $2,000,000 line of credit agreement with another financial institution to obtain funding to provide capital to the Bank as needed. The interest rate on the line is variable, at 50 basis points above the prime rate or LIBOR plus 3.00%, at the Company’s option at the time the line is drawn. The line is secured by 100% of the stock of the Bank. There were no funds drawn on the line of credit at September 30, 2011 or December 31, 2010.

The Company has the ability to borrow under various other credit facilities that totaled $5,088,000 at September 30, 2011. Of this amount, $1,000,000 is available for short-term borrowing under an unsecured federal funds line through a correspondent bank at overnight borrowing rates and $4,088,000 is available from another correspondent bank secured by the Company’s unpledged securities.

NOTE 6 — STOCK-BASED COMPENSATION PLAN

The following is the stock option activity for the period indicated:

	Nine months ended September 30, 2011
	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	98,137	$18.65
Forfeited	0	$0.00
Exercised	0	$0.00
Granted	0	$0.00

Options outstanding, end of period	98,137	$18.65

Options exercisable, end of period	97,637	$18.60

Intrinsic value is defined as the excess of the price of the Company’s stock over the exercise price of the option. The market price of the Company’s stock was less than the exercise price of the options outstanding at September 30, 2011; therefore there was no intrinsic value of the options outstanding and exercisable at September 30, 2011.

In the first quarter of 2010, the Company extended the expiration date for an additional five years of 31,500 stock options expiring on April 11, 2010 and 10,000 stock options expiring March 15, 2011

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

NOTE 6 — STOCK-BASED COMPENSATION PLAN (continued)

previously issued to directors. The Company accounted for the extensions under the guidance for stock-based compensation and recognized a charge to income of $35,000. The related income tax benefit was $11,912. The impact of the extension of the expiration date of director options also increased paid-in capital by $35,000 in 2010. The fair value of the modified options was determined using the following assumptions as of the modification date:

Risk free interest rate	2.42%	to	2.79%
Expected option life (years)	5.00%	to	6.00%
Expected stock price volatility	22.90%	to	24.40%
Dividend yield	0.00%

NOTE 7 — FAIR VALUE

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

September 30, 2011

NOTE 7 — FAIR VALUE (continued)

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
September 30, 2011
Assets and liabilities measured at fair value
On a recurring basis
Investment securities available for sale
U.S. Treasury and federal agency	$0	$1,513,058	$0
Mortgage backed residential
Guaranteed by GNMA	0	4,869,603	0
Issued by FHLMC	0	951,061	0
Issued by FNMA	0	1,512,296	0
Tax free state and political subdivisions	0	5,851,180	0
Taxable state and political subdivisions	0	856,160	0
On a nonrecurring basis
Impaired loans
Commercial real estate	0	0	2,872,082
Commercial business	0	0	9,125
Home equity line of credit	0	0	211,960
Other real estate owned
Commercial real estate	0	0	991,450

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $3,482,527 with a valuation allowance of $389,360 at September 30, 2011. Excluded from the fair value of impaired loans is $1,655,307 of loans classified as troubled debt restructurings (“TDR”) which are evaluated for impairment using the present value of estimated future cash flows. The additional provision related to changes in the fair value of impaired loans was $390,000 for the period ended September 30, 2011.

Other real estate owned, measured at fair value less costs to sell, had a net carrying amount of $991,450 at September 30, 2011 after direct write-downs of $76,364 taken in 2010.

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

NOTE 7 — FAIR VALUE (continued)

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

At December 31, 2010, impaired loans had a principal balance of $3,950,803, with a valuation allowance of $1,699,992. Excluded from the fair value of impaired loans at December 31, 2010 disclosed above is $1,485,599 of loans classified as TDR using the method described above. Impairment charges of $2,600,000 were recorded through the provision for loan losses for the nine months ended September 30, 2010.

The carrying amounts and estimated fair values of financial instruments, at September 30, 2011 and December 31, 2010 are as follows:

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

NOTE 7 — FAIR VALUE (continued)

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$20,444,819	$20,445,000	$14,496,494	$14,496,000
Securities available for sale	15,553,358	15,553,000	12,993,197	12,993,000
Loans, net of allowance	151,077,276	150,352,000	154,960,478	152,301,000
Loans held for sale	0	0	236,000	241,000
Accrued interest receivable	520,585	521,000	468,759	469,000

Financial liabilities
Demand and savings deposits	(108,365,225)	(108,365,000)	(103,466,486)	(103,466,000)
Time deposits	(66,561,749)	(66,100,000)	(68,172,555)	(67,553,000)
Federal Home Loan Bank advances	(1,500,000)	(1,552,000)	(1,900,000)	(1,934,000)
Accrued interest payable	(80,113)	(80,000)	(76,566)	(77,000)

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

NOTE 8 – REGULATORY CAPITAL MATTERS

At September 30, 2011 and December 31, 2010, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

WESTERN RESERVE BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

NOTE 8 — REGULATORY CAPITAL MATTERS (continued)

	Western Reserve Bank		Minimum Required for Capital Adequacy Purposes		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Total Capital to risk-weighted assets	$19,656	12.6%	$12,504	8.0%	$15,630	10.0%
Tier 1 (Core) Capital to risk-weighted assets	17,688	11.3%	6,252	4.0%	9,378	6.0%
Tier 1 (Core) Capital to average assets	17,688	9.1%	7,774	4.0%	9,718	5.0%
December 31, 2010
Total Capital to risk-weighted assets	18,060	11.3%	12,766	8.0%	15,958	10.0%
Tier 1 (Core) Capital to risk-weighted assets	16,029	10.0%	6,383	4.0%	9,575	6.0%
Tier 1 (Core) Capital to average assets	16,029	8.0%	8,017	4.0%	10,021	5.0%

As of September 30, 2011 and December 31, 2010, the Bank met the requirements to be considered well capitalized. Due to the operating losses of the Bank in 2010, regulatory approval would be needed to pay dividends from the Bank to the Holding Company.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2011

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at September 30, 2011, to that of December 31, 2010, and the results of operations for the three and nine months ended September 30, 2011 and 2010. You should read this discussion in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Assets

Total assets as of September 30, 2011 increased by $3,934,000 or 2.1% to $195,498,000 compared with $191,564,000 at December 31, 2010.

Cash and cash equivalents increased $5,949,000, or 41.0%, to $20,445,000 from $14,496,000 at year-end 2010 due to moderate deposit growth combined with a similar reduction in loan balances.

Total loans before the allowance for loan losses decreased by $5,285,000 during the first nine months of the year. The Company has traditionally focused on growth in the loan portfolio, and making loans to qualified borrowers remains a tenet of the Company’s business model. However, in 2010 the weak economy had a negative impact on existing and potential borrowers, hampering growth for the year. Although there has been some improvement in the local economy in 2011, it has yet to result in increased loan demand. This decrease in loan demand has been combined with loan paydowns and charge offs to decrease the total loans outstanding.

As of September 30, 2011, commercial real estate and commercial business loans totaled $135,324,000, or 87.8% of total loans. Home equity lines and residential real estate loans totaled $13,044,000, or 8.4% of total loans and consumer and other loans totaled $5,852,000, or 3.8% of total loans.

The Company’s loan-to-deposit ratio decreased to 88.2% at September 30, 2011, compared to 92.9% at December 31, 2010. The Company’s loan-to-assets ratio also decreased in the first nine months of 2011, to 78.9% at September 30, 2011 from 83.3% at December 31, 2010. Management anticipates that the

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2011

FINANCIAL CONDITION (continued)

loan-to-deposit ratio for the remainder of 2011 will be in the range of 85% to 90% and the loan to assets ratio will be approximately 75% to 80%.

Of the total loans at September 30, 2011, approximately $108,526,000 or 70.4% are at a variable interest rate, and $45,694,000 or 29.6% are at a fixed interest rate.

The allowance for loan losses is maintained at a level considered by management to be adequate to cover probable incurred credit losses in the loan portfolio. Management’s determination of the appropriate provision for loan losses and the adequacy of the allowance for loan losses is based on the Company’s historical losses by portfolio segment, adjusted for environmental factors which management believes are representative of the probable expected loss experience of the Company. Other factors considered by management include the composition of the loan portfolio, economic conditions, the creditworthiness of the Company’s borrowers, the value of underlying collateral and other related factors. The Company’s loan loss methodology provides larger allowances for loans with risk grades indicating increased risk characteristics. These factors are updated on a quarterly basis, and reviewed by an internal Allowance for Loan and Lease Loss Committee and by a Board-level Loan Review Committee. The Company believes the allowance for loan losses at September 30, 2011, is adequate to absorb probable incurred losses in the loan portfolio.

Management continues to diligently focus on reducing the level of non-performing loans, either through restoration to earning asset status, paydown or charge-off. Loans charged off totaled $855,000 and $1,624,000 for the three and nine months ended September 30, 2011 against specific reserves of $844,000 and $1,512,000 that had been established in prior periods. Recoveries for the same periods were $15,000 and $61,000. In the like periods in 2010, loans totaling $576,000 and $1,403,000 were charged off, offset by specific reserves of $334,000 and $642,000. Recoveries of $37,000 and $38,000 were recovered on loans previously charged off for the quarter and year to date in 2010.

The allowance for loan losses was 2.04% and 2.85% of total loans at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, $389,000 or 12.4% of the allowance for loan losses was allocated to impaired loan balances individually. At December 31, 2010, $1,704,000 or 37.5% of the allowance for loan losses was allocated to impaired loan balances individually.

At September 30, 2011, twenty-nine loans totaling $4,544,000 to nineteen borrowers were in nonaccrual status, compared to fifty-one loans to twenty-two borrowers totaling $7,546,000 at year-end 2010. Additionally, at September 30, 2011, there were three loans to one borrower not on nonaccrual status totaling $847,336 classified as a TDR because a concession had been granted based on the borrower’s financial difficulty. At December 31, 2010, there were eight loans to four borrowers not on nonaccrual status totaling $1,612,000 classified as TDRs. The borrowers with accruing TDR loans were making payments in accordance with their modified terms at September 30, 2011 and December 31, 2010.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2011

FINANCIAL CONDITION (continued)

The Company is making every reasonable effort to work with its borrowers who are experiencing financial difficulty, many of whom have been customers for several years and have been negatively impacted by the recessionary economic conditions.

Loans graded other than “Pass” are typically in industries displaying distress in the current economy. As the grades become more adverse, the related industry is likely displaying greater sensitivity to the current economic conditions and the borrower’s financial strength may have deteriorated. Industries such as commercial real estate management and real estate development have been particularly affected by recent economic conditions. The Company continues to receive and review financial information from its borrowers as part of the grading process. Improved financial results from borrowers may allow the Company to upgrade loan relationships. Loans graded as Pass increased from 68.4% of the total loan portfolio at December 31, 2010 to 72.6% at September 30, 2011. Classified loans, including Special Mention and Substandard, improved from 20.3% of the portfolio at December 31, 2010 to 15.8% at September 30, 2011.

At September 30, 2011, the Company’s other real estate owned (OREO) totaled $1,072,000 and consisted of two commercial and one residential real estate properties. A residential property with a fair value less costs to sell of $81,000 was added in 2011. This amount represents the fair value of each property reduced by management’s estimate of anticipated costs to market and sell the property. The Company has an independent appraisal on its OREO properties performed on an annual basis by an outside appraiser in conformance with USPAP standards. The Company adjusts the carrying values (net of costs to sell) accordingly. If the condition of a property or the market were to change significantly, the Company would determine whether an updated valuation was needed.

One of the commercial properties is an 18,750 square foot industrial office/warehouse building that was subject to two leases, one short-term and one longer-term, at the time the property was taken into the Company’s OREO portfolio. The short-term lease is month-to-month. The other lease expires January 31, 2012, with two (2) one-year option periods. However, the longer-term lease is being renegotiated to month-to-month, minimizing any impediments to the marketing of the property. It is expected the lease renegotiation will be completed in the fourth quarter of 2011.

The other commercial property is an 8,578 square foot one-story retail building currently subject to a three-year lease which expires on February 28, 2012, with an option to purchase. The lease has no renewal provisions. The tenant has entered into an agreement to purchase the property by December 31, 2011 at a price (net of costs to sell) that approximates the carrying value. If the tenant does not complete the purchase, it is the Company’s intention to extend the lease only on a month-to-month basis and list the property with a real estate broker.

The Company plans to market and sell both commercial properties as soon as possible. The marketing of all OREO properties will be through third-party real estate brokers. It is expected that these commercial properties could take up to 12 months to market and sell.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2011

FINANCIAL CONDITION (continued)

Liabilities

Deposits were $174,927,000 at September 30, 2011, an increase of 1.9% from $171,639,000 at December 31, 2010. Deposits consisted of the following:

	September 30, 2011		December 31, 2010
	Amount	Percent of Portfolio	Amount	Percent of Portfolio
Noninterest bearing demand deposits	$22,983,136	13.1%	$22,934,000	13.4%
Interest-bearing NOW accounts	14,479,771	8.3%	11,049,000	6.4%
Savings and money market accounts	70,902,318	40.5%	69,483,000	40.5%
Certificates of deposit (CDs)	58,222,793	33.3%	59,625,000	34.7%
Individual Retirement Arrangements	8,338,956	4.8%	8,548,000	5.0%

Total Deposits	$174,926,974	100.0%	$171,639,000	100.0%

Included in the time deposits total at September 30, 2011 were $16,987,000 of national market CDs, primarily from other banks and credit unions, in amounts that qualify for FDIC insurance, with original terms ranging from twelve months to five years, and rates ranging from .70% to 4.90%. As of September 30, 2011, the weighted average interest rate paid on these CDs was 2.02% and the weighted average remaining maturity was 23.8 months. As of December 31, 2010 there were $14,381,000 of national market CDs with a weighted average rate of 2.30% and a weighted average remaining term of 19.7 months. Although management believes these CDs were obtained at market rates at the time they were originated, they may be more price sensitive than local deposits.

The Company participates in the Certificate of Deposit Account Registry Service (“CDARS”) program which allows depositors to maintain a deposit relationship with the Bank but place funds in amounts less than the FDIC insurance limit at various banks to maintain deposit insurance. In return, the Bank can receive reciprocal deposits from other institutions participating in the CDARS program. The Bank had $8,372,000 and $11,724,000 of customer funds placed in reciprocal deposits with the CDARS program at September 30, 2011 and December 31, 2010, respectively.

Federal Home Loan Bank (FHLB) advances decreased to $1,500,000 at September 30, 2011 from $1,900,000 at year-end 2010. One advance totaling $400,000 matured and was replaced with a $1,000,000 advance in the first quarter of 2011 to take advantage of lower long-term rates than are typically available for certificates of deposit with comparable maturities. A second advance of $1,000,000 was repaid in June. During the third quarter, two advances totaling $500,000 were restructured to reduce their average effective rates from 3.60% to 2.09%. Advances from the FHLB are collateralized by loans secured by real estate under a blanket lien agreement. At September 30, 2011, additional borrowing capacity was $16,706,000. Please refer to Note 5 and the discussion in this report, under the caption “Liquidity and Capital Resources,” for more information about the Company’s additional sources of funding.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2011

Shareholders’ Equity

Total shareholders’ equity increased $920,000 or 5.3% to $18,257,000 at September 30, 2011, from $17,337,000 at December 31, 2010. This increase was the result of net income of $934,000 for the first nine months of 2011 and the after tax impact of the appreciation of the Company’s available for sale security portfolio totaling $167,000, offset in part by dividends on preferred stock of $192,000.

As of September 30, 2011, the book value per share of the Company’s common stock was $22.94 compared with $21.48 at December 31, 2010.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2011

RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Overview

Net income for the first nine months of 2011 was $934,000, a positive change of $1,861,000 from the net loss of ($927,000) in the same period in 2010. On a pre-tax basis, income increased $2,821,000 to $1,318,000 from a loss of ($1,502,000).This change was primarily due to a decrease in the provision for loan losses of $2,806,000 and the associated income tax effects. Net interest income was $69,000 higher in 2011 than in 2010, an increase of 1.3%. Non-interest income of $393,000 was $98,000 lower for the first nine months of 2011, a decrease of 20.0% from the same period in the prior year. Non-interest expense was also lower, showing a $44,000 decrease to $4,101,000. Net income available to common shareholders for the first three quarters of 2011 was $701,000 or $1.20 per basic and diluted share, after preferred stock dividends of $192,000 and the amortization of preferred stock premiums of $41,000. The net loss available to common shareholders was ($1,160,000) or ($1.98) per basic and diluted share for the first nine months of 2010.

Net Interest Income

Net interest income before the provision for loan losses in the first nine months of 2011 was $5,188,000, an increase of $69,000, or 1.3%, from the $5,119,000 earned in the same period of 2010. The improvement was the result of a $421,000, or 24.8% decrease in interest expense, partially offset by a $352,000 decrease in interest income. The net interest margin was 3.84% for the nine months ended September 30, 2011, representing an increase of 39 basis points from 3.45% for the like period in 2010.

The following table illustrates the average balances and annualized interest rates for the nine months ended September 30, 2011 and 2010. Loans on nonaccrual status are included in the average loan balance.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2011

RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (continued)

	Nine months ended			Nine months ended
	September 30, 2011			September 30, 2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
($ in thousands)
Interest-earning assets:
Federal funds sold and other short term funds	$13,142	$24	0.24%	$19,635	$36	0.25%
Securities — taxable	7,474	194	3.56%	5,642	182	4.53%
Securities — tax exempt	4,851	191	5.48%	4,906	196	5.57%
Restricted stock	966	36	4.98%	921	34	4.90%
Loans	156,562	6,081	5.19%	169,843	6,430	5.06%

Total interest-earning assets	182,995	6,526	4.78%	200,947	6,878	4.58%
Noninterest earning assets	6,657			7,722

Total assets	$189,652			$208,669

Interest-bearing liabilities:
Transaction accounts (NOW)	$12,043	37	0.42%	$10,200	34	0.45%
Market rate savings accounts	69,028	292	0.56%	73,992	381	0.69%
Time deposits	66,416	905	1.82%	81,926	1,215	1.98%
Federal Home Loan Bank advances and other borrowings	1,940	42	2.89%	2,490	68	3.66%

Total interest-bearing liabilities	149,427	1,276	1.14%	168,608	1,698	1.35%
Noninterest-bearing liabilities	22,301			20,784
Shareholders' equity	17,924			19,277

Total liabilities and shareholders’ equity	$189,652			$208,669

Net interest income		5,250			5,180
Tax equivalent adjustment		(62)			(61)

Net interest income per financial statements		$5,188			$5,119

Net interest margin (Net yield on average earning assets)			3.84%			3.45%

The following table sets forth on a fully taxable-equivalent basis the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2011

RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (continued)

Volume Variance is a change in volume multiplied by the previous year’s rate. Rate Variance is a change in rate multiplied by the previous year’s volume. Rate/Volume Variance is a change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

	Nine months ended September 30,
	2011 vs. 2010
	Increase (Decrease) due to
	Volume	Rate	Net
($ in thousands)
Interest income:
Federal funds sold and other short term funds	$(12)	$(0)	$(12)
Securities — taxable	56	(44)	12
Securities — tax exempt	(2)	(3)	(5)
Restricted stock	2	(0)	2
Loans	(513)	163	(349)

Total interest-earning assets	(469)	115	(352)
Interest expense:
Transaction accounts (NOW)	(6)	3	(3)
Market rate savings accounts	24	65	89
Time deposits	105	206	310
Federal Home Loan Bank advances and other borrowings	13	13	26

Total interest-bearing liabilities	136	287	422

Change in net interest income	$(333)	$402	$70

Interest Income

Interest and fee income on loans for the first nine months of 2011 was $6,081,000, a decrease of $349,000 or 5.4% from $6,430,000 for the same period of 2010, primarily due to lower average loan balances. Tax equivalent interest and dividend income from securities and short-term funds was essentially unchanged at $385,000, with additional income from higher balances offset by lower rates.

Interest Expense

Interest expense decreased 24.8% when comparing the nine months ended September 30, 2011 with the same period in 2010. Total interest expense was $1,277,000 for the first nine months of the current year, compared to $1,698,000 in the prior year. Interest on deposits decreased $396,000, or 24.3%, to $1,234,000 in the first nine months of 2011, from $1,630,000 in the same period of 2010. The decrease

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2011

RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (continued)

in deposit interest expense was due to lower balances in time deposits and corresponding lower rates as a result of management’s decision to allow higher cost maturing CDs to roll off. Interest on borrowings was $42,000 for the nine months ended September 30, 2011 compared to $68,000 for the first three quarters of 2010 as a result of a decrease in both balances and rate. An advance for $400,000 with a rate of 3.06% that matured in March 2011 was replaced with $1,000,000 at 1.92%. A second advance of $1,000,000 that matured in June 2011 with a rate of 3.65% was paid off. In the third quarter, advances of $300,000 and $200,000 with original maturities in 2012 and 2013 were restructured and the maturity dates were extended, reducing their effective rates from 3.50% and 3.75% to 1.63% and 2.77%, respectively.

Net Interest Margin

The net interest margin increased 39 basis points to 3.84% in the first nine months of 2011 from 3.45% in the like period of 2010 due to improved loan yields and the decrease in both the rates and balances of certificates of deposit.

The yield on earning assets increased 20 basis points to 4.78% for the first nine months of 2011 compared to 4.58% in the same period of 2010. In the first nine months of 2011, the yield on loans was 5.19%, up 13 basis points from 5.06% in the first nine months of 2010. Loan fees, which included significant one-time prepayment penalties in 2011, contributed $98,000 for the period, compared to $40,000 in the prior period. The yield on loans is negatively impacted by the high balance of loans placed on nonaccrual status because these totals are included in average loans outstanding although they are not earning interest. Average nonaccrual loans were $6,447,000 in the first nine months of 2011 versus $5,054,000 in the first nine months of 2010.

In the first nine months of 2011, the cost of interest-bearing deposits was 1.12%, down 20 basis points from 1.32% in the like period in 2010. This decrease reflects lower overall market interest rates and the Company’s strategy of allowing higher-cost maturing CDs to roll off or be replaced with deposits in the current lower interest rate environment. The Company’s borrowed funds portfolio also contributed to the higher margin, but represents a much smaller portion of the total funding base. The overall cost of interest-bearing funds, including deposits and borrowings, was 1.14% in the first nine months of 2011, compared with 1.35% in the same period of 2010.

Provision for Loan Losses

The provision for loan losses was $162,000 and $2,968,000 for the nine months ended September 30, 2011 and 2010, respectively, representing a decrease of $2,806,000. The decline in provision expense was due to both stabilization in the financial condition of impaired borrowers and the specific reserves provided in prior periods for the majority of loans charged off during the first nine months of the year. Refer to the discussion of the allowance for loan losses in the asset section of the Management’s Discussion and Analysis for detailed information related to the provision for loan losses.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2011

RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (continued)

Noninterest Income

Total noninterest income for the first nine months of 2011 was $393,000, a decrease of 20.0% from $491,000 for the same period in 2010. Service charges declined $12,000 or 8.3%, due primarily to changes in regulations that restrict the assessment of fees on deposit accounts. Gains on the sale of loans, which tend to fluctuate from quarter to quarter, dropped by $89,000 from $104,000 to $15,000 for the comparable periods. The sale of SBA loans at a gain of $65,000 in 2010 was not repeated in 2011. The Company recognized a gain of $4,000 on the sale of available for sale securities in 2011.

Noninterest Expenses

Noninterest expenses were $4,101,000 for the first nine months of 2011, a decrease of $43,000 or 1.1% from $4,144,000 for the same period in 2010. Directors’ fees were $55,000 lower as a result of approximately $35,000 in expenses that were recorded in the first quarter of 2010 to extend stock options that would have expired in 2010 and 2011 and the suspension of quarterly retainers paid to outside directors for the second half of 2010. Professional fees were $49,000 higher due in part to recruiting fees paid as part of a search for employees hired in positions that were vacated in 2010. Collection and OREO expenses were $52,000 higher as a result of ongoing legal costs, costs to re-appraise properties securing nonaccrual and other troubled loans and the cost of maintaining current OREO properties. Total FDIC insurance premiums were $30,000 lower, with the expenses in the first quarter based on the higher-cost rate structure mandated in 2009 partially offset by two quarters under the new computation method introduced in 2011 which is based on net assets rather than total deposits. Data processing costs were also $34,000 lower in 2011 since 2010 expenses included one-time conversion costs.

Total other noninterest expense for the first nine months of 2011 and 2010 consisted of the following:

	Nine months ended
	September 30, 2011
	2011	2010
Loan expenses	$69,000	$43,000
Insurance	29,000	24,000
Supplies, printing and postage	47,000	64,000
Travel and entertainment	23,000	47,000
Dues & memberships	22,000	21,000
Losses on other assets	0	32,000
Telephone	14,000	16,000
Other	34,000	48,000

	$238,000	$295,000

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2011

RESULTS OF OPERATIONS — FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (continued)

In the third quarter of 2010, there were $24,000 in travel-related expenses related to the Company’s data processing conversion. Losses on other assets in 2010 included write-downs of the value of certain properties held as OREO. There were no further charges in 2011.

Income tax expense for the first three quarters of 2011 was $384,000, compared to a benefit of $575,000 in 2010, which was primarily due to the provision for loan losses in 2010.

RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Overview

Net income for the third quarter of 2011 was $323,000, a positive change of $873,000 from the net loss of ($550,000) in the same period in 2010. On a pre-tax basis, income increased $1,321,000 to $457,000 from a loss of ($864,000.) This change was primarily due to a significant decrease in the provision for loan losses of $1,378,000. Non-interest income was $78,000 less in 2011 than in 2010, but was offset in part by a $58,000 reduction in non-interest expense for the current quarter compared to the prior year. Net income available to common shareholders for the three months ended September 30, 2011 was $245,000 or $0.42 per basic and diluted share, after preferred stock dividends of $64,000 and the amortization of preferred stock premiums of $14,000. The net loss available to common shareholders was ($627,000) or ($1.07) per basic and diluted share for third quarter of 2010.

Net Interest Income

Net interest income before the provision for loan losses in the third quarter of 2011 was $1,716,000, a decrease of $36,000, or 2.1%, from the $1,752,000 earned in the same period of 2010. The decline was the result of a $149,000, or 6.5% decrease in interest income, partially offset by a $113,000 decrease in interest expense. The net interest margin was 3.68% for the three months ended September 30, 2011, representing an increase of 16 basis points from 3.52% for the like period in 2010.

The following table illustrates the average balances and annualized interest rates for the three months ended September 30, 2011 and 2010. Loans on nonaccrual status are included in the average loan balance.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2011

RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 (continued)

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
($ in thousands)
Interest-earning assets:
Federal funds sold and other short term funds	$19,534	$12	0.23%	$20,560	$13	0.24%
Securities — taxable	7,598	62	3.36%	7,066	70	4.14%
Securities — tax exempt	4,917	64	5.45%	5,140	68	5.54%
Restricted stock	966	12	4.93%	952	13	5.42%
Loans	154,521	2,009	5.16%	166,189	2,146	5.12%

Total interest-earning assets	187,536	2,159	4.58%	199,908	2,310	4.58%
Noninterest earning assets	7,103			7,895

Total assets	$194,638			$207,803

Interest-bearing liabilities:
Transaction accounts (NOW)	$13,502	14	0.41%	$10,102	10	0.39%
Market rate savings accounts	69,460	98	0.56%	73,425	116	0.63%
Time deposits	67,469	302	1.78%	81,149	392	1.92%
Federal Home Loan Bank advances and other borrowings	1,500	8	2.12%	1,900	17	3.55%

Total interest-bearing liabilities	151,931	422	1.10%	166,577	535	1.27%
Noninterest-bearing liabilities	24,459			22,466
Shareholders' equity	18,249			18,760

Total liabilities and shareholders’ equity	$194,639			$207,803

Net interest income		1,737			1,775
Tax equivalent adjustment		(21)			(23)

Net interest income per financial statements		$1,716			$1,752

Net interest margin (Net yield on average earning assets)			3.68%			3.52%

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2011

RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 (continued)

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

	Three months ended September 30, 2011 vs. 2010 Increase (Decrease) due to
	Volume	Rate	Net
($ in thousands)
Interest income:
Federal funds sold and other short term funds	$(1)	$0	$(1)
Securities — taxable	6	(14)	(8)
Securities — tax exempt	(3)	(1)	(4)
Restricted stock	0	(1)	(1)
Loans	(151)	14	(137)

Total interest-earning assets	(149)	(1)	(150)
Interest expense:
Transaction accounts (NOW)	(4)	(1)	(4)
Market rate savings accounts	6	12	18
Time deposits	30	60	90
Federal Home Loan Bank advances and other borrowings	3	6	9

Total interest-bearing liabilities	35	77	113

Change in net interest income	$(114)	$76	$(38)

Interest Income

Interest and fee income on loans for the third quarter of 2011 was $2,009,000, a decrease of $137,000 or 6.4% from $2,146,000 for the third quarter of 2010, primarily due to lower average loan balances. Interest and dividend income from securities and short-term funds was down $12,000 to $129,000 compared to $141,000 for the same three months of 2010. The decrease was due primarily to lower rates on securities purchased during the year.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2011

RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 (continued)

Interest Expense

Interest expense decreased $113,000 or 21.1% when comparing the three months ended September 30, 2011 with the same period in 2010. Total interest expense was $422,000 for the third quarter of the current year, compared to $535,000 in the prior year. Interest on deposits decreased $104,000, or 20.1%, to $414,000 in the third quarter of 2011, from $518,000 in the same period of 2010. The decline in deposit interest expense was due to both lower balances and significantly lower rates on time deposits as part of a strategy to reduce the Bank’s emphasis on higher-cost certificates of deposit. Interest on borrowings was $8,000 for the three months ended September 30, 2011 compared to $17,000 for the third quarter of 2010 as a result of a decrease in both balances and rate. An advance of $300,000 due March 26, 2012 was restructured and the maturity extended to February 5, 2014 with a rate of 0.79%. Including the impact of the $6,000 prepayment penalty, the effective rate on the advance was 1.63%, a reduction of 187 basis points. A second advance of $200,000 with a rate of 3.75% and maturity of March 26, 2013 was similarly restructured to mature February 5, 2016, with a rate of 1.52%. Including the effect of the $11,000 prepayment penalty, the effective rate was 2.77%, a savings of 98 basis points. The penalty is recorded as a liability and amortized over the life of the advance.

Net Interest Margin

The net interest margin increased 16 basis points to 3.68% in the third quarter of 2011 from 3.52% in the like period of 2010, due to in large part to the decrease in the cost of deposits.

The yield on earning assets was unchanged at 4.58% for the three months ended September 30, 2011 and 2010. During the third quarter of 2011, the yield on loans was 5.16%, up 4 basis points from 5.12% in the third quarter of 2010. The yield on loans includes the negative impact of loans placed on nonaccrual status because these loans are included in loans outstanding although they are not earning interest. Average nonaccrual loans were $5,108,000 in the third quarter of 2011 versus $6,986,000 in the third quarter of 2010.

In the third quarter of 2011, the cost of interest-bearing deposits was 1.09%, down 16 basis points from 1.25% in the like period in 2010. This decrease reflects lower overall market interest rates and the Company’s strategy of allowing higher-cost maturing CDs to roll off or be replaced with lower-cost CDs in the current lower interest rate environment. The Company’s borrowed funds portfolio also contributed to the higher margin, but represents a much smaller portion of the total funding base. The overall cost of interest-bearing funds, including deposits and borrowings, was 1.10% for the three months ended September 30, 2011, compared with 1.27% in the same period of 2010.

Provision for Loan Losses

The provision for loan losses was $22,000 and $1,400,000 for the quarters ended September 30, 2011 and 2010, respectively. The difference of $1,378,000 in provision expense was due to significantly

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2011

RESULTS OF OPERATIONS — FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 (continued)

higher provision for loan losses in 2010 due to an increase in nonaccrual loans and a decline in the financial condition of a number of borrowers.

Refer to the discussion of the allowance for loan losses in the asset section of the Management’s Discussion and Analysis for detailed information related to the provision for loan losses.

Noninterest Income

Total noninterest income for the third quarter of 2011 was $132,000, a decrease of 37.3% from $210,000 for the same period in 2010. The majority of the decline was due to $71,000 in gains on loan sales earned in 2010 that was not repeated in 2011.

Noninterest Expenses

Noninterest expenses were $1,369,000 for the third quarter of 2011, a decrease of $58,000 or 4.0% from $1,427,000 for the same period in 2010. Collection and OREO expenses were $24,000 lower in the third quarter of 2011 as compared to 2010. Prior year expenses included a $27,000 improvement to one property held as Other Real Estate. Total FDIC insurance premiums were $44,000 lower due to a change in the calculation of the premium from a percentage of deposits to a percentage of total assets. Data processing costs were $34,000 lower as a result of expenses incurred in 2010 for a systems conversion.

Total other noninterest expense for the third quarters of 2011 and 2010 consisted of:

	Three months ended September 30, 2011
	2011	2010
Loan expenses	$18,000	$18,000
Insurance	11,000	9,000
Supplies, printing and postage	17,000	24,000
Travel and entertainment	6,000	28,000
Dues & memberships	8,000	7,000
Losses on other assets	0	0
Telephone	4,000	6,000
Other	14,000	24,000

	$78,000	$116,000

In the third quarter of 2010, there were $24,000 in travel expenses related to the Company’s data processing conversion. Loan expenses were lower in 2011 as a result of an overall decrease in loan application activity.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2011

Income tax expense for the third quarter of 2011 was $134,000, compared to a benefit of $315,000 for the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the main sources of cash flow are receiving deposits from customers and, to a lesser extent, the repayment of principal and interest on loans and investments, proceeds from FHLB advances and borrowings. The primary uses of cash are making loans to borrowers and, secondarily, investing in securities and short-term interest-earning assets. Assets available to satisfy those needs include cash and due from banks, Federal funds sold, interest-bearing deposits in other banks, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets were $35,998,000 at September 30, 2011, compared to $27,726,000 at December 31, 2010.

If additional liquidity is needed, the Bank has several possible sources which include purchasing federal funds, selling loans, additional national market CDs or brokered deposits. The Company also can borrow under various lines of credit.

At September 30, 2011, the Holding Company had approximately $80,000 in cash available to meet its obligations, primarily the payment of dividends on preferred stock, subject to prior regulatory approval.

As discussed previously, total shareholders’ equity increased $920,000 to $18,257,000 at September 30, 2011 from $17,337,000 at December 31, 2010. The increase was due to net income of $934,000 for the first nine months of 2011, an increase of $167,000 in the net unrealized gains on available for sale securities and proceeds from the Employee Stock Purchase Plan of $10,000. These were partially offset by dividends on preferred stock of $192,000.

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

The Company has a $2,000,000 line of credit for capital purposes through an unaffiliated financial institution. By borrowing against the line of credit and then investing the funds in the Bank as capital, the Company is able to help the Bank manage its capital ratios. The Company had no outstanding balance on this line of credit at September 30, 2011 and December 31, 2010.

In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date. The Company filed an amended form S-8 Registration Statement on March 23, 2010 to increase the number of shares of authorized but unissued shares of stock allocated to the Plan. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2011

the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions. There were 16,250 shares of authorized but unissued shares of stock allocated to the Plan, of which 8,498 remain to be issued. Because the Plan has been registered with the SEC, there are no restrictions on the resale of the stock, other than those applicable to “affiliates” as defined in Rule 144 of the Securities and Exchange Commission. As of September 30, 2011, a total of 6,794 shares of common stock are held by 31 participants through the Plan.

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

The Company’s balance sheet “gap” divides interest-bearing assets and liabilities into maturity and repricing categories, and measures the “gap” in each category. From this perspective, at September 30, 2011 the Company was slightly liability sensitive in the one-year category, with $116.8 million in assets and $118.4 million in liabilities subject to repricing during the next year. Management has the ability to control the repricing on non-maturity deposits, such as checking and savings accounts. A significant portion of the Company’s liabilities are Market Rate Savings accounts on which the Company generally sets the interest rate based on a national money market index. However, since early 2009, management has not reduced the interest rates paid on Market Rate Savings accounts to the extent indicated by the index because the competitive banking environment in the Company’s market area would not have supported such low interest rates.

From an income statement perspective, based on the model utilized by the Company to analyze its interest rate sensitivity, the Company’s net interest income will benefit modestly from a 200 basis point increase in interest rates, since interest income will increase more rapidly than interest expense. As of September 30, 2011, the model indicates that if market interest rates were to experience an immediate increase of 100 basis points, the Company’s net interest income would increase by approximately 0.66%, while if rates were to increase by 200 points, the Company’s net interest income would increase by approximately 3.28%. Modeling for a 100 basis points decrease in interest rates is not meaningful, due to the current rate environment. Modeling interest rate sensitivity is highly dependent on numerous assumptions used in the modeling process, and actual changes in interest income and expense may be different than projected.

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

September 30, 2011

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

WESTERN RESERVE BANCORP, INC.

CONTROLS AND PROCEDURES

September 30, 2011

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2011, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal three months ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WESTERN RESERVE BANCORP, INC.

FORM 10-Q

September 30, 2011

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	None
Item 1a.	Risk Factors	Not applicable
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Removed and Reserved
Item 5.	Other Information	None

Item 6 —	Exhibits

WESTERN RESERVE BANCORP, INC.

FORM 10-Q

September 30, 2011

Exhibit No.	Description of Exhibits

3.1	Amended and Restated Articles of Incorporation of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2008)	*

3.2	Code of Regulations of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)	*

10.1	Employment Agreement of Edward J. McKeon Dated August 19, 2011

10.2	Lease Agreement by and between Michael Rose DBA Washington Properties and Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 31, 1999)	*

10.3	Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of August 21, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on August 26, 2008)	*

10.4	Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June 18, 2001, as amended February 20, 2002 and November 19, 2009 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003 and Company’s Report on Form 8-K filed with the Commission on November 25, 2009)	*

10.5	Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June 18, 2001, as amended February 20, 2002 and November 19, 2009 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003 and the Company’s Report on Form 8-K filed with the Commission on November 25, 2009)	*

10.6	Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May 5, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)	*

10.7	Western Reserve Bank Supplemental Executive Retirement Plan, Amended and restated as if December 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 27, 2006)	*

10.8	Western Reserve Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Form S-8 filed with the Commission on March 23, 2010)	*

10.9	Lease Agreement by and between Western Reserve of Brecksville, LLC and Western Reserve Bank (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2005)	*

*	Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.

FORM 10-Q

September 30, 2011

Exhibit No.	Description of Exhibits

10.10	First amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on May 16, 2005)	*

10.11	Second amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 30, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 15, 2005)	*

10.12	Western Reserve Bancorp, Inc. and Western Reserve Bank Incentive Compensation Plan, Amended and Restated as of May 1, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on May 7, 2008)	*

10.13	Third amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 20, 2006 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2006)	*

10.14	Fourth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated February 6, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)	*

10.15	Fifth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 21, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)	*

10.16	Sixth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 28, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2007)	*

10.17	Seventh Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 1, 2008 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2008)	*

10.18	Form of Amendment to the Western Reserve Bancorp, Inc. Stock Option Grant Agreement as of October 16, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on October 22, 2008)	*

10.19	Eighth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 1, 2009 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on August 14, 2009)	*

10.20	Ninth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 17, 2010 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 15, 2010)	*

10.21	Tenth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2011	*

10.22	Eleventh Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 15, 2011

*	Previously filed and incorporated herein by reference.

WESTERN RESERVE BANCORP, INC.

FORM 10-Q

September 30, 2011

Exhibit No.	Description of Exhibits

11	Statement re: Computation of Per Share Earnings (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 10, 2011)	*

14	Western Reserve Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2004)	*

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

101	The following materials from Western Reserve Bancorp, Inc. on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.	*	*

*	Previously filed and incorporated herein by reference.
**	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

WESTERN RESERVE BANCORP, INC.

FORM 10-Q

Three months ended September 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.

Date: November 14, 2011	By:	/s/ Edward J. McKeon
Edward J. McKeon
President and Chief Executive Officer (Principal Executive Officer)

/s/ Cynthia A. Mahl
Cynthia A. Mahl
Executive Vice President/Chief Financial Officer (Principal Financial Officer)