Form 10-K
period 2011-12-31
WESTERN RESERVE BANCORP INC
filed 2012-03-30
CIK 1051473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as identified in Rule 405 of the Securities Act.  ☐    Yes  ☒    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   ☐    Yes  ☒    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.   ☒    Yes  ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   ☒    Yes  ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐    Yes  ☒    No

As of June 30, 2011, the aggregate market value of the common stock held by non-affiliates of the Bancorp was $6,564,437 (which excludes 107,492 shares held by directors and executive officers). As of that date, there were 586,648 shares of common stock issued and outstanding.

As of March 28, 2012, there were 587,136 shares of the Company’s common stock, without par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II:	Portions of Registrant’s 2011 Annual Report to Shareholders and Portions of Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2012

Part III:	Portions of Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2012

PART I

Item 1.	Description of Business

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

On May 15, 2009 the Company became a participant in the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program (the “CPP”) and issued $4,700,000 in preferred stock to the U.S. Treasury. Refer to the Company’s 2011 Annual Report to Shareholders Note 17 (which is incorporated herein by reference) for additional discussion about the CPP.

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

The Bank offers a broad range of deposit services for consumers and businesses, including noninterest-bearing and interest-bearing checking accounts, savings and money market accounts, time certificates of deposit and individual retirement accounts. The Bank engages in a full line of lending activities, including all types of commercial loans to businesses, consumer loans to individuals for household, family and other personal expenditures, and real estate loans including first mortgage loans, home equity loans and construction loans. The Bank offers both fixed rate and variable rate residential mortgage loans. Generally, the Bank does not keep longer-term fixed rate mortgages in its portfolio, but participates in a Mortgage Purchase Program with the Federal Home Loan Bank of Cincinnati to assist the Bank’s customers in obtaining fixed rate mortgage loans. The Bank also offers other services, including debit and ATM cards with access to regional and national automated teller networks, a courier service for business deposits, remote deposit capture, cash management services, internet banking for both businesses and consumers, safe deposit boxes, cashiers’ checks, traveler’s checks and two ATMs.

Under applicable law, the Bank is permitted to make loans to individual borrowers in aggregate amounts of up to 15 percent of the sum of the Bank’s total capital and allowance for loan losses. At December 31, 2011, the Bank’s legal lending limit was approximately $3,116,000. The Board of Directors has established an “in-house” lending limit of $2,000,000 although, under certain circumstances, the Board Loan Committee can authorize, on a case-by-case basis, lending relationships in excess of this “in-house” limit. The Board may from time to time raise or lower the “in-house” limit as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions. The Company believes that the Bank’s legal lending limit is adequate to satisfy the credit needs of most of its clients. For credit needs that exceed the Bank’s legal lending limit, the Bank has the ability to participate with other banks to meet the credit need. In such instances, the Bank intends to be the lead bank in the loan arrangement.

The Bank’s market area is competitive. There are at least thirteen commercial banks and savings institutions with nearly twenty-seven offices in the Bank’s primary service areas of Medina and Brecksville. The rapid growth of the Bank in the thirteen years since it opened has confirmed the founding shareholders’ belief that a local community bank that offered excellent customer service would be well-received in the Bank’s primary market areas. The Bank’s competition, in addition to large regional banks, includes credit unions, finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

Employees

At December 31, 2011, the Bank has 35 full-time-equivalent employees (30 full-time and 8 part-time). None of its employees is covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

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

Troubled Asset Relief Program Capital Purchase Program (the “CPP”). As a participant in the U.S. Treasury’s CPP, the Bank is subject to dividend and other provisions imposed by the Emergency Economic Stabilization Act of 2008 (the “EESA”) as amended by The American Recovery and Reinvestment Act of 2009 (the “ARRA”). These restrictions include limitations on dividends to common shareholders, effectively eliminating the Company’s ability to declare such dividends during the time the Company is a participant in the CPP. In addition, certain forms of compensation for executive officers, generally including the chief executive officer, chief financial officer and the next three highest compensated executive officers are limited or prohibited. Refer to the Company’s 2011 Annual Report to Shareholders Note 18 and to the Company’s Proxy Statement under the caption “Recent Amendments to Compensation Plans and Arrangements Necessary to Comply with EESA” (both of which are incorporated herein by reference) for additional discussion about the CPP.

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

Deposit Insurance. The deposits of the Bank are insured up to regulatory limits set by the FDIC. The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium (assessment). The amount assessed to each institution is based on statutory factors that take into account the degree of risk the institution poses to the DIF. The FDIC assesses higher rates to those institutions that pose greater risks to the insurance fund. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) revised the statutory authorities governing the FDIC’s management of the DIF. Key requirements from the Dodd-Frank Act have resulted in the FDIC’s adoption of the following proposed amendments: (1) redefined the assessment base used to calculate deposit insurance assessments to “average consolidated total assets minus average tangible equity”; (2) raised the DIF’s minimum reserve ratio to 1.35 percent and removed the upper limit on the reserve ratio; (3) revised adjustments to the assessment rates by eliminating one adjustment and adding another; and (4) revised the deposit insurance assessment rate schedules due to changes to the assessment base. Revised rate schedules and other revisions to the deposit insurance assessment rules would became effective April 1, 2011 and were used to calculate the June 30, 2011 assessments which were due September 30, 2011.

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

Capital Requirements. The FRB, Division and FDIC require banks and holding companies to maintain minimum capital ratios. The “risk-adjusted” capital guidelines for the Bank involve a mathematical process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the Bank’s capital base. The rules set the minimum guidelines for the ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) at 8%. Tier 1 Capital comprises common equity, retained earnings, and a limited amount of perpetual preferred stock less certain intangible items. At least half of the total capital is to be Tier 1 Capital. The remainder may consist of a limited amount of subordinated debt, other preferred stock, and a portion of the loan loss reserves (not to exceed 1.25% of risk-weighted assets). The Bank anticipates maintaining capital at a level sufficient to be classified as “well capitalized” pursuant to the Federal Reserve guidelines.

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

As of December 31, 2011, the Bank’s capital ratios exceeded the thresholds necessary for being considered “well-capitalized” and exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 13.5%, a Tier 1 risk-based capital ratio of 12.2% and a leverage ratio of 9.1%. The Bank issued $4,000,000 in subordinated debt to the holding company in 2009 that qualified as Tier 2 capital. In the first quarter of 2010, the Bank repaid that debt and the holding company concurrently invested $3,500,000 in the Bank, which qualified as Tier 1 Capital.

The Bank has grown rapidly in its thirteen year history, and continued rapid growth will require it to consider capital strategies to support that growth. The Company has a $2,000,000 line of credit through an unaffiliated financial institution, for the purpose of providing additional capital to the Bank as needed. At December 31, 2011, there were no borrowings on the line of credit. The Company is able to borrow against the line of credit and then invest the funds in the Bank as paid-in capital, thus enabling the Bank to manage its capital ratios. The interest rate on the line is variable, at 0.50% above the prime rate or LIBOR plus 3.00%, which is at the Company’s option at the time the line is drawn. The line is secured by 100% of the stock of the Bank. There are certain covenants on the line relating to the Company’s and the Bank’s operating performance and capital status. As of December 31, 2011 the Bank and the Company were in compliance with all covenants. At December 31, 2010, the Company and the Bank were not in compliance with certain covenants, which were waived.

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

In addition to programs discussed elsewhere herein, there have been numerous other actions recently undertaken by the Federal Reserve Board, the U.S. Department of the Treasury, the FDIC and others in efforts to address the current liquidity and credit crisis in the financial industry. These measures, many of which were taken in connection with or pursuant to recent stimulus measures enacted by Congress, include proposed acquisitions of troubled bank assets; homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; a temporary guaranty program for money market funds; and other coordinated efforts to address illiquidity and other weaknesses in the banking sector. The Company cannot predict the impact that these measures may have on the financial condition or results of operations of the Company or the Bank. Nor can the Company predict what other legislation or regulations might be adopted going forward or the impact that such future measures may have on the Company or the Bank

Dodd-Frank Wall Street Reform and Consumer Protection Act. Federal regulators continue to implement many provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Currently, federal regulators are still in the process of drafting the implementing regulations for many portions of the Dodd-Frank Act.

The Dodd-Frank Act created an independent regulatory body, the Bureau of Consumer Financial Protection (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks—large and small—adds another regulator to scrutinize and police financial activities. Oversight of all consumer financial protection functions have been transferred to the Bureau. The Bureau has responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities which could impact what consumer financial services would be available and how they are provided. The following consumer protection laws are the designated laws that will fall under the Bureau’s rulemaking authority: the Alternative Mortgage Transactions Parity Act of 1928, the Consumer Leasing Act of 1976, the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, the Fair Credit Reporting Act subject to certain exclusions, the Fair Debt Collection Practices Act, the Home Owners Protection Act, certain privacy provisions of the Gramm-Leach-Bliley Act, the Home Mortgage Disclosure Act (HMDA), the Home Ownership and Equity Protection Act of 1994, the Real Estate Settlement Procedures Act (RESPA), the S.A.F.E. Mortgage Licensing Act of 2008 (SAFE Act), and the Truth in Lending Act. Review and revision of current financial regulations in conjunction with added new financial service regulations will heighten the regulatory compliance burden and increase litigation risk for the banking industry.

The following discussion summarizes other significant aspects of the Dodd-Frank Act that may affect the Company and the Bank:

•	the deposit insurance assessment base for federal deposit insurance has been expanded from domestic deposits to average assets minus average tangible equity;

•

the Dodd-Frank Act instructs appropriate federal banking agencies to make the capital requirements for banks and savings and loan holding companies and insured depository institutions countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness;

•

the prohibition on the payment of interest on business demand deposits has been repealed, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

the standard maximum amount of deposit insurance per customer has been permanently increased to $250,000 and noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012;

•

financial holding companies are required to be well-capitalized and well-managed and must continue to be both well-capitalized and well-managed in order to acquire banks located outside their home state;

•

the Dodd-Frank Act extended the application to most bank holding companies of the same leverage and risk-based capital requirements that apply to insured depository institutions, which, among other things, will disallow treatment of trust preferred securities as Tier 1 capital under certain circumstances;

•

new corporate governance requirements, which are generally applicable to most larger public companies, now require new compensation practices, including, but not limited to, providing shareholders the opportunity to cast a non-binding vote on executive compensation, to consider the independence of compensation advisors and new executive compensation disclosure requirements;

•

the Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	the authority of the FRB to examine financial holding companies and their non-bank subsidiaries was expanded.

Many aspects of the Dodd-Frank Act are still subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its subsidiaries, their respective customers or the financial services industry more generally. The Company is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with these regulatory requirements.

Additional Regulation. In addition to the Dodd-Frank Act, there is significant potential for new federal regulations relating to lending, funding practices, and liquidity and capital standards, and the bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. These increased governmental actions may increase our costs and limit our ability to pursue certain business opportunities.

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

BUSINESS-STATISTICAL DISCLOSURE

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The information contained in the Company’s 2011 Annual Report to Shareholders under the caption “Net Interest Income” of “Management’s Discussion and Analysis” is incorporated by reference.

II.	INVESTMENT PORTFOLIO

The estimated fair values of securities available for sale at December 31, 2011 and 2010 are as follows:

2011	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Treasury and federal agency	$1,512,594	$1,522,673	2.73%
Mortgage-backed residential	7,123,212	7,342,112	3.22%
Tax-free municipal	5,746,801	6,102,211	4.93%
Taxable municipal	827,875	846,035	3.85%

	$15,210,482	$15,813,031	3.85%

2010
Mortgage-backed residential	$7,532,920	$7,702,049	3.83%
Tax-free municipal	4,890,165	5,045,478	4.02%
Taxable municipal	253,625	245,670	5.40%

	$12,676,710	$12,993,197	4.44%

	Maturities of Investment Securities
	Due in less than one year			Due in one to five years
	Cost	Fair Value	Weighted Yields	Cost	Fair Value	Weighted Yields
U.S. Treasury and agency	$0	$0	0.00%	$0	$0	0.00%
Mortgage-backed residential	0	0	0.00%	132,536	139,824	3.90%
Tax-free municipal	120,029	121,159	5.86%[1]	1,678,383	1,782,871	4.95%
Taxable municipal	0	0	0.00%	0	0	0.00%

	$120,029	$121,159	5.86%	$1,810,919	$1,922,695	4.87%

	Due in five to 10 years			Greater than ten years
	Amortized Cost	Fair Value	Weighted Average Yields	Amortized Cost	Fair Value	Weighted Average Yields
U.S. Treasury and agency	$757,205	$760,178	2.72%	$755,389	$762,495	2.73%
Mortgage-backed residential	1,756,937	1,849,307	4.31%	5,233,739	5,352,981	2.84%
Tax-free municipal	2,668,182	2,886,814	5.17%[1]	1,280,207	1,311,367	4.32%
Taxable municipal	517,055	528,855	3.88%	310,820	317,180	3.79%

	$5,699,379	$6,025,154	4.46%	$7,580,155	$7,744,023	3.12%

[1]	Fully tax-equivalent based on federal income tax structure applicable at December 31, 2011 and 2010.

III.	LOAN PORTFOLIO

A.	Types of Loans – Total loans on the balance sheet comprise the following classifications as of December 31.

	2011	2010
Commercial real estate	$99,920,808	$113,451,159
Commercial business	24,568,450	27,141,540
Residential mortgages:
Home equity lines of credit	12,691,997	11,620,756
1-4 family residential	857,847	806,411
Consumer:
Installment	4,856,881	4,926,165
Purchased auto loans	721,446	1,558,763

	143,617,429	159,504,794
Less allowance for loan losses	3,009,909	4,544,316

	$140,607,520	$154,960,478

Concentrations of Credit Risk: Western Reserve Bank grants commercial, residential real estate mortgage and installment loans to businesses and individuals mainly in Medina, Cuyahoga and contiguous counties in Ohio. Commercial loans include loans collateralized by business assets. At December 31, 2011, commercial loans secured by real estate make up approximately 69.6% of the loan portfolio. Other commercial loans to businesses comprise 17.1% of total loans, and are expected to be repaid from cash flows from operations of the businesses.

Variable rate home equity lines of credit make up approximately 8.8% of the loan portfolio and are collateralized by residential real estate. Residential mortgage and construction loans are 0.6% of the loan portfolio and are secured primarily by first mortgages on residential property. Installment loans to individuals and other loans make up approximately 3.4% of the loan portfolio and are primarily collateralized by consumer assets or are unsecured. Purchased auto loans make up approximately 0.5% of the loan portfolio and are collateralized by automobiles and serviced by another financial institution. At December 31, 2011, approximately 1.8% of the Bank’s total loan portfolio was unsecured.

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates – The following table shows the maturity distribution and sensitivity to changes in interest rates of loan outstanding as of December 31, 2011. Fixed rate loans are presented based on their maturity date, and variable rate loans with floating or adjustable interest rates are included based on their earliest repricing opportunity.

	Within one year	One to five years	After five years	Total
Commercial	$76,040,684	$43,790,744	$4,657,830	$124,489,258
Home equity lines of credit	12,691,997	0	0	12,691,997
Residential mortgage	285,209	509,935	62,703	857,847
Consumer installment	4,180,576	378,486	297,819	4,856,881
Purchased auto loans	34,392	687,054	0	721,446

	$93,232,858	$45,366,219	$5,018,352	$143,617,429

Of the loans maturing or repricing after one year, approximately $18,262,000 have variable interest rates and $32,099,000 have fixed interest rates.

III.	LOAN PORTFOLIO (continued)

C.	Risk Elements

1.	Nonaccrual, Past Due, Restructured and Impaired Loans

The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31.

	2011	2010
(a) Loans accounted for on a nonaccrual basis	$4,540,496	7,546,298
(b) Accruing loans which are contractually past due 90 days or more as to interest or principal payments	0	8,131
(c) Loans not included in (a) or (b) above which are “Troubled Debt Restructurings” as defined in the FASB’s Accounting Standards Codification (ASC) Topic 310, subtopic 40, sections 15, 30 and 50	2,199,123	1,612,433
(d) Other loans defined as “impaired”	0	0

	$6,739,619	$9,166,862

Percentage of allowance to non-performing loans	66.3%	60.2%

Non-performing loans include nonaccrual loans as disclosed above.

Information related to the Company’s credit risk profile by internally assigned grade at December 31, 2011 is included in the following table.

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial real estate	$81,002,951	$8,093,789	$10,824,068	$0	$0	$99,920,808
Commercial business	22,767,800	925,810	874,840	0	0	24,568,450
Residential mortgage:
Home equity line of credit	0	199,139	603,257	0	11,889,601	12,691,997
1-4 family residential	0	0	112,106	0	745,741	857,847
Consumer:
Installment	0	48,224	0	0	4,808,657	4,856,881
Purchased auto loans	0	0	0	0	721,446	721,446

Total	$103,770,751	$9,266,962	$12,414,271	$0	$18,165,445	$143,617,429

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

Management believes the allowance for loan losses at December 31, 2011 is adequate to absorb probable losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on the Company’s loss experience, the loss experience of comparable companies, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

III.	LOAN PORTFOLIO (continued)

2011
Gross interest income that would have been recorded in 2011 on nonaccrual loans outstanding at December 31, 2011 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period.	$265,761

Interest income actually recorded on nonaacrual loans and included in net income for the period	22,493

Interest income not recognized during the period	$243,268

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

As of December 31, 2011, in addition to the $6,739,619 of loans reported under Item III, C.1., there are no other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C.1. at some future date. There were no loans classified for regulatory purposes as loss, doubtful or substandard that have not been disclosed in Section 1 above.

3.	Foreign Loans Outstanding

None.

4.	Loan Concentrations

As of December 31, 2011, commercial loans to entities classified as “lessors of nonresidential buildings” comprise approximately $31,115,000, or 21.7% of the total loan portfolio. However, this category includes a significant proportion of loans for buildings that are owner-occupied, and that are classified as real estate holding companies solely because the owner of the operating company has formed a real estate holding company for the single purpose of owning the building that they then lease to their operating company.

IV.	LOAN PORTFOLIO (continued)

D.	Other Interest-Bearing Assets

There are no other interest-bearing assets as of December 31, 2011 that would be required to be disclosed under Item III. C.1. or 2. if such assets were loans.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31.

	2011	2010
Loans
Loans outstanding at end of period	$143,617,429	$159,504,794

Average loans outstanding during period	$154,498,514	$168,798,326

Allowance for loan losses
Balance at beginning of period	$4,544,316	$2,316,715

Loans charged off
Commercial real estate	1,843,314	1,305,300
Commercial business	101,408	1,365,187
Home equity lines of credit	27,047	0
Residential mortgage	28,747	6,785
Consumer installment	0	10,000
Purchased auto loans	25,438	36,867

	2,025,954	2,724,139

Recoveries of loans previously charged off
Commercial real estate	48,217	15,311
Commercial business	131,163	358
Home equity lines of credit	0	16,763
Residential mortgage	0	712
Consumer installment	0	4,887
Purchased auto loans	519	1,100

	179,899	39,131

Net loans charged off	1,846,055	2,685,008
Provision for loan losses	311,648	4,912,609

Balance at end of period	$3,009,909	$4,544,316

Ratio of net charge-offs during the period to average loans outstanding during the period	1.19%	1.59%

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

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (continued)

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allowance Amount		Percentage of Loans in Each Category to Total Loans
	2011	2010	2011	2010
Commercial real estate	$2,292,656	$3,466,505	69.6%	71.1%
Commercial business	495,964	666,437	17.1%	17.0%
Home equity lines of credit	93,817	152,561	8.8%	7.3%
Residential mortgage	23,365	9,811	0.6%	0.5%
Consumer installment	26,882	19,640	3.4%	3.1%
Purchased auto loans	15,157	15,136	0.5%	1.0%
Unallocated	62,068	214,226

Total	$3,009,909	$4,544,316	100.0%	100.0%

V.	DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the year ended December 31.

	2011		2010
	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest bearing demand deposits	$22,524,805	0.00%	$21,235,573	0.00%
Interest bearing demand deposits	12,589,083	0.41%	10,312,548	0.44%
Savings and money market accounts	69,530,599	0.55%	74,480,377	0.66%
Certificates of deposit and IRAs	65,838,258	1.80%	80,366,652	1.97%

	$170,482,745	0.92%	$186,395,150	1.14%

At December 31, 2011, the Bank had $33,636,725 of time certificates of deposit of $100,000 or more outstanding. Remaining maturities of these time deposits are as follows:

Three months or less	$3,624,302
Over three through six months	4,653,015
Over six through twelve months	8,786,578
Over twelve months	16,572,830

$33,636,725

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2011	2010
Average total assets	$191,081,000	$208,102,000
Average shareholders’ equity	$18,055,000	$18,967,000
Net income (loss)	$1,053,299	$(1,915,769)
Net income (loss) available to common shareholders	$742,500	$(2,226,568)
Return on average total assets	0.55%	-0.92%
Return on average shareholders’ equity	5.83%	-10.10%
Cash dividends per common share	$0.00	$0.00
Dividend payout percentage	n/a	n/a
Average shareholders’ equity to average assets	9.45%	9.11%

VII.	SHORT-TERM BORROWINGS

The Company did not have any reportable categories of short-term borrowings during or at the end of the reported periods.

Item 1A. Risk Factors

This item is not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

This item is not applicable to smaller reporting companies.

Item 2. Description of Property

The Company leases premises for the Bank’s main office at 4015 Medina Road, Suite 100, Medina, Ohio, from a person who was a related party until December 17, 2009. The facility serves as the Company’s corporate headquarters. The leased premises consist of approximately 11,784 square feet of a three-story multi-tenant brick building constructed in 1998 with ample parking. The building is located on State Route 18, a major thoroughfare in Medina, approximately 1.5 miles west of Interstate 71 and 1 mile east of downtown Medina. The Bank has five interior teller stations (two of which are sit-down teller desks and three of which are traditional stand-up teller counters), a two-lane drive-through, a drive-up ATM, a night depository facility, and lending, accounting and operations offices.

The facility is leased under an operating lease with a primary term of ten years which expired in October 2008 and options for two five-year extensions. The Company exercised the first option for a five-year extension expiring in October 2013. The annual lease payment was $255,850 for 2011 and $251,737 for 2010, and is subject to annual increases. Refer to Note 6 in the Company’s 2011 Annual Report to Shareholders (incorporated herein by reference) for additional discussion about the lease.

On October 4, 2004, the Company opened a second full-service facility located at 8751 Brecksville Road, Brecksville, Ohio. The Bank entered into an operating lease agreement for approximately 5,600 square feet of space for this location from an unrelated party. The lease is for a term of ten years beginning October 1, 2004, with two five-year renewal options. The annual lease payment was $170,814 for 2011 and $167,465 for 2010, and is subject to annual increases.

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

On December 18, 2008, the Company opened a lending office located at 148 E. Liberty Street, Wooster, Ohio. The Bank entered into an operating lease agreement for approximately 820 square feet of space for this location. The lease is for a term of one year beginning December 1, 2008, with annual renewal options. The lease was not renewed on December 1, 2011. Rent for 2011 and 2010 was $7,440 and $8,540, respectively.

Item 3. Legal Proceedings

The Company is not aware of any legal proceedings against it or the Bank.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock was held by approximately 480 holders of record as of December 31, 2011. Boenning & Scattergood makes a market in the Company’s shares of stock. Boenning & Scattergood is a Philadelphia based investment firm that specializes in the research and trading of small and medium sized community bank stocks. The Company’s shares are quoted over-the-counter on the OTC QB® under the trading symbol “WRBO.” The OTC QB® is an electronic inter-dealer quotation system operated by OTC Markets Group, Inc. To date there has been no regular and liquid market for the common stock, and there can be no assurance that a regular and liquid trading market will develop in the foreseeable future although management believes the arrangement with Boenning & Scattergood will provide shareholders with improved liquidity of their shares. The high and low bid information in the table below has been compiled from NASDAQ.com. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

2011	High	Low
Fourth quarter	$13.90	$13.25
Third quarter	$13.30	$12.50
Second quarter	$13.70	$9.25
First quarter	$12.00	$9.00

2010	High	Low
Fourth quarter	$20.00	$6.05
Third quarter	$10.10	$7.00
Second quarter	$10.85	$10.10
First quarter	$11.00	$10.10

No cash or other dividends were declared or paid since the Company’s inception on February 25, 1997. The Company expects that all Company and Bank earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, the Company will be largely dependent upon dividends paid by the Bank for funds to pay dividends on the Common Stock. It is also possible, however, that the Company could pay dividends in the future generated from investment income and other activities of the Company. As part of the conditions of a line of credit with another financial institution described in Note 8 of the Company’s 2011 Annual Report to Shareholders, the Company may, over the life of the loan agreement, declare or pay dividends subject to an aggregate limit of $100,000.

Under Ohio law, the Bank will be restricted as to the maximum amount of dividends it may pay on its Common Stock. For additional discussion regarding dividend restrictions, please refer to the discussion regarding Supervision and Regulation in Part I of this Form 10-K.

Because the Company sold senior preferred stock to the U.S. Treasury under the CPP, the Company may not pay dividends to common shareholders until all dividends on the senior preferred stock have been paid in full. In addition, the U. S. Treasury must consent to any increase in dividends paid in the first three years and for any increase in dividend payments exceeding 3% per year thereafter. The senior preferred stock is expected to be redeemed after no more than ten years, therefore, no dividends may be paid to common shareholders after ten years if the senior preferred stock has not been redeemed. Refer to Note 18 in the Company’s 2011 Annual Report to Shareholders (incorporated herein by reference) for additional discussion about the Company’s participation in the CPP and related requirements and restrictions.

Item 6. Selected Financial Data.

This item is not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis and Results of Operations

The information contained in the Company’s 2011 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis” is incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to smaller reporting companies.

Item 8. Financial Statements

The following financial statements and related notes are incorporated by reference to the Company’s 2011 Annual Report to Shareholders under the following captions:

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the President and Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as well as COSO’s Guidance for Smaller Public Companies. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2011. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has a nonqualified stock option plan (the Western Reserve Bancorp, Inc. 1998 Stock Option Plan) that provided for up to 125,000 shares of the Company’s common stock to be available for grant to officers, employees, directors and others. The plan provided the Board with the authority to compensate directors, officers and employees with stock option awards for their services to the Company during a ten-year period that ended in 2008 and, accordingly, there were no options available to be awarded under the plan in 2011 or 2010. The exercise price for previously-awarded options is at least the market price at date of grant. The maximum option term is ten years, and options generally vest over three years as follows: 25% one year from the grant date, 50% after two years, and 100% after three years. Options granted after 2004 generally vested 100% after five years.

As of December 31, 2011, the following equity securities are authorized for issuance under the plan:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	n/a	0

Equity compensation plans not approved by security holders	97,637	$18.60	0

Total	97,637	$18.60	0

The Plan provides for adjustment of the number of shares in the event the outstanding shares of stock of the Company are changed into or exchanged for a different number or kind of shares by reason of any merger, consolidation, reorganization, recapitalization, combination, stock split or stock dividend.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the Company’s Proxy Statement under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” is incorporated by reference. The Company has determined that the following members of its Board of Directors qualify as “independent” as defined under the NASDAQ Marketplace Rules: Roland H. Bauer, Mark C. J. Davey, Ray E. Laribee, C. Richard Lynham, R. Hal Nichols, Rory H. O’Neil, Glenn M. Smith and Thomas A. Tubbs.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2012.

WESTERN RESERVE BANCORP, INC.

By:	/s/ Edward J. McKeon
Edward J. McKeon, President, Chief
Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 30, 2012.

/s/ P. M. Jones P.M. Jones, Chairman of the Board	/s/ Edward J. McKeon Edward J. McKeon, President, Chief Executive Officer and Director

/s/ Roland H. Bauer Roland H. Bauer, Director	/s/ Mark C. J. Davey Mark C. J. Davey, Director

/s/ Ray E. Laribee Ray E. Laribee, Director	/s/ C. Richard Lynham C. Richard Lynham, Director

/s/ R. Hal Nichols R. Hal Nichols, Director	/s/ Rory H. O’Neil Rory H. O’Neil, Director

/s/ Glenn M. Smith Glenn M. Smith, Director	/s/ Thomas A. Tubbs Thomas A. Tubbs, Director

/s/ Cynthia A. Mahl Cynthia A. Mahl, Executive Vice President and Principal Financial and Accounting Officer

WESTERN RESERVE BANCORP, INC.

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

3.1	Amended and Restated Articles of Incorporation of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2008)	*

3.2	Code of Regulations of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)	*

10.1	Employment Agreement of Edward J. McKeon Dated August 19, 2011 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2011)	*

10.2	Lease Agreement by and between Michael Rose DBA Washington Properties and Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 31, 1999)	*

10.3	Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of August 21, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on August 26, 2008)	*

10.4	Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June 18, 2001, as amended February 20, 2002 and November 19, 2009 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003 and Company’s Report on Form 8-K filed with the Commission on November 25, 2009)	*

10.5	Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June 18, 2001, as amended February 20, 2002 and November 19, 2009 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003 and the Company’s Report on Form 8-K filed with the Commission on November 25, 2009)	*

10.6	Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May 5, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)	*

10.7	Western Reserve Bank Supplemental Executive Retirement Plan, Amended and restated as of December 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 27, 2006)	*

10.8	Western Reserve Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Form S-8 filed with the Commission on March 23, 2010)	*

10.9	Lease Agreement by and between Western Reserve of Brecksville, LLC and Western Reserve Bank (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2005)	*

10.10	First amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on May 16, 2005)	*

10.11	Second amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 30, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 15, 2005)	*

*	Previously filed and incorporated herein by reference.

Exhibit No.	Description of Exhibits

10.12	Western Reserve Bancorp, Inc. and Western Reserve Bank Incentive Compensation Plan, Amended and Restated as of May 1, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on May 7, 2008)	*

10.13	Third amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 20, 2006 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2006)	*

10.14	Fourth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated February 6, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)	*

10.15	Fifth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 21, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)	*

10.16	Sixth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 28, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2007)	*

10.17	Seventh Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 1, 2008 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2008)	*

10.18	Form of Amendment to the Western Reserve Bancorp, Inc. Stock Option Grant Agreement as of October 16, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on October 22, 2008)	*

10.19	Eighth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 1, 2009 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on August 14, 2009)	*

10.20	Ninth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 17, 2010 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 15, 2010)	*

10.21	Tenth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2011 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on May 16, 2011)	*

10.22	Eleventh Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 15, 2011 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2011)	*

11	Statement re: Computation of Per Share Earnings (incorporated by reference to the Company’s 2011 Annual Report to Shareholders)	*

*	Previously filed and incorporated herein by reference.

Exhibit No.	Description of Exhibits
13	2011 Annual Report to Shareholders (Except for sections incorporated by reference into this Form 10-K, the Annual Report to Shareholders shall not be deemed to be “filed” with the Commission)

14	Western Reserve Bancorp, Inc. Code of Ethics and Business Conduct (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2004)	*

21	Subsidiary of Western Reserve Bancorp, Inc.

23	Consent of Crowe Horwath LLP

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

99.1	Certifications pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (EESA) by Edward J. McKeon, President and Chief Executive Officer and Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

101

The following materials from Western Reserve Bancorp, Inc. on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

		*	*

*	Previously filed and incorporated herein by reference.
**	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.