Form 10-Q
period 2012-03-31
WESTERN RESERVE BANCORP INC
filed 2012-05-14
CIK 1051473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2012

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

587,337 shares of common stock, no par value, $1.00 stated value as of May 11, 2012.

WESTERN RESERVE BANCORP, INC.

FORM 10-Q

Three months ended March 31, 2012

		Page
PART I—Financial Information

ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	3

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011	5

	Notes to Consolidated Financial Statements	6

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	N/A

ITEM 4	CONTROLS AND PROCEDURES	37

PART II—Other Information		38

SIGNATURES		42

WESTERN RESERVE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from financial institutions	$3,535,725	$4,348,105
Interest-bearing deposits in other financial institutions	17,801,824	23,100,910
Federal funds sold	209,000	243,000

Cash and cash equivalents	21,546,549	27,692,015
Securities available for sale	16,832,686	15,813,031
Loans held for sale	100,000	516,000
Loans, net of allowance of $3,055,263 and $3,009,909	144,144,730	140,607,520
Restricted stock	966,100	966,100
Other real estate owned	991,429	1,048,824
Premises and equipment, net	851,731	865,861
Bank owned life insurance	2,560,746	2,535,119
Prepaid Federal Deposit Insurance Corporation premiums	274,633	333,002
Accrued interest receivable and other assets	2,192,219	2,152,257

	$190,460,823	$192,529,729

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$24,970,237	$25,145,714
Interest-bearing	144,725,415	146,605,482

Total deposits	169,695,652	171,751,196
Federal Home Loan Bank advances	1,500,000	1,500,000
Accrued interest payable and other liabilities	778,539	942,040

Total Liabilities	171,974,191	174,193,236

Shareholders’ Equity
Cumulative preferred stock, no par value, $1,000 per share liquidation value:
Series A, fixed rate, 4,700 shares authorized and issued at March 31, 2012 and December 31, 2011	4,700,000	4,700,000
Discount on Series A preferred stock	(128,685)	(143,824)
Series B, fixed rate, 235 shares authorized and issued at March 31, 2012 and December 31, 2011	235,000	235,000
Premium on Series B preferred stock	12,556	14,033
Common stock, no par value, $1 stated value, 1,500,000 shares authorized, 587,337 and 587,136 shares issued and outstanding as of March 31, 2012 and December 31, 2011	587,337	587,136
Additional paid-in capital	9,997,058	9,994,348
Retained earnings	2,755,426	2,552,118
Accumulated other comprehensive income	327,940	397,682

Total Shareholders’ Equity	18,486,632	18,336,493

	$190,460,823	$192,529,729

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
	2012	2011
Interest and dividend income
Loans, including fees	$1,854,835	$2,053,553
Securities:
Taxable	70,001	69,060
Tax exempt	52,485	44,591
Dividends on restricted stock	10,980	12,317
Federal funds sold and short-term investments	11,654	4,973

	1,999,955	2,184,494
Interest expense
Deposits	334,157	413,635
Borrowings	7,323	16,571

	341,480	430,206

Net interest income	1,658,475	1,754,288
Provision for loan losses	31,000	8,135

Net interest income after provision for loan losses	1,627,475	1,746,153
Noninterest income
Service charges on deposit accounts	46,051	43,013
Net gains on sales of loans	22,998	6,606
Other	83,858	73,110

	152,907	122,729
Noninterest expense
Salaries and employee benefits	649,608	594,880
Occupancy and equipment	212,391	224,946
Federal deposit insurance	61,285	95,125
Data processing	103,363	90,887
Professional fees	75,400	55,944
Taxes other than income and payroll	61,349	54,013
Directors’ fees	40,425	27,400
Collection and other real estate owned	69,724	107,279
Marketing and community relations	43,712	34,154
Other	74,506	68,004

	1,391,763	1,352,632

Income before income taxes	388,619	516,250
Income tax expense	107,611	153,481

Net income	281,008	362,769

Preferred stock dividends and amortization, net	77,700	77,700

Net income available to common shareholders	$203,308	$285,069

Earnings per common share:
Basic	$0.35	$0.49
Diluted	$0.35	$0.49
Comprehensive income	$211,266	$368,211

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$281,008	$362,769
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	31,000	8,135
Depreciation	40,190	49,733
Net amortization of securities	25,058	8,271
Write down of other real estate owned	3,520	0
Net gain on sale of loans	(22,998)	(6,606)
Stock-based compensation expense	0	182
Origination of loans held for sale	(495,000)	(100,000)
Proceeds from loans held for sale	933,998	342,606
Earnings on bank owned life insurance	(25,627)	(25,160)
Net change in other assets and other liabilities	(109,165)	42,056

Net cash from operating activities	661,984	681,986

Cash flows from investing activities
Available for sale securities:
Maturities, repayments and calls	548,900	659,070
Purchases	(1,699,284)	0
Loan originations and payments, net	(3,568,210)	3,170,784
Proceeds from disposals of other assets	53,875	25,765
Additions to premises and equipment	(26,060)	(11,290)

Net cash from investing activities	(4,690,779)	3,844,329

Cash flows from financing activities
Net change in deposits	(2,055,544)	(5,647,356)
Proceeds from FHLB advances and other debt	0	1,000,000
Repayments of FHLB advances and other debt	0	(400,000)
Cash dividends paid	(64,038)	(64,038)
Proceeds from issuance of common stock under ESPP	2,911	2,970

Net cash from financing activities	(2,116,671)	(5,108,424)

Net change in cash and cash equivalents	(6,145,466)	(582,109)
Beginning cash and cash equivalents	27,692,015	14,496,494

Ending cash and cash equivalents	$21,546,549	$13,914,385

Supplemental cash flow information:
Interest paid	333,369	426,383
Income taxes paid	0	0

Supplemental disclosure of noncash investing activities:
Transfer from loans to other real estate owned	0	80,936

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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. It is the opinion of management that all adjustments necessary for a fair presentation have been made and that all adjustments were of a normal recurring nature. The Annual Report of the Company for the year ended December 31, 2011 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

Earnings per Common Share: Basic earnings per common share equal net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Earnings per common share are computed as follows:

WESTERN RESERVE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Three months ended March 31,
	2012	2011
Numerator:
Net income	$281,008	$362,769
Less: Preferred stock dividends and amortization, net	(77,700)	(77,700)

Net income available to common shareholders	$203,308	$285,069

Denominator:
Denominator for basic earnings per share available to common shareholders-weighted average shares	587,140	586,088
Effect of dilutive shares:
Nonqualified stock options	0	0

Denominator for diluted earnings per share available to common shareholders	587,140	586,088

Basic earnings per common share	$0.35	$0.49

Diluted earnings per common share	$0.35	$0.49

Stock options not considered in computing diluted earnings per common share because they were antidilutive	96,387	98,137

Income Taxes: The provision for income tax for the first three months of 2012 was $107,611 on pre-tax income of $388,619 as compared to $153,481 on pre-tax income of $516,250 for the same period a year ago. The provision for federal income tax differs from pretax net income (loss) multiplied by the Company’s effective tax rate due to the Company’s tax exempt income which remained relatively consistent with the first three months of the prior year. The Company and its subsidiary file consolidated income tax returns.

The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred federal tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial statement and tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the related tax benefits will not be realized. When determining the amount of deferred tax assets that are more likely than not to be realized, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected reversal of deferred tax items. Specifically, management considered the Company’s history of profitability, its history of paying income taxes, the trends in credit quality in its loan portfolio, and projections for 2012 and 2013. In management’s opinion, it is more likely than not that the tax benefits will be realized, therefore no valuation allowance has been established at March 31, 2012.

Reclassifications: For comparative purposes, certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation.

Adoption of New Accounting Standards:

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15,

WESTERN RESERVE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition, but the additional disclosures are included in Note 7.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment changed the presentation of the statement of comprehensive income for the Company to one continuous statement instead of presented as part of the consolidated statement of shareholders’ equity. The effect of adopting this amendment was not material.

NOTE 2 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	$15,210,482	$15,210,482	$15,210,482	$15,210,482
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
U.S. Treasury and federal agency	$1,497,311	$19,087	$0	$1,516,398
Mortgage-backed residential:
Guaranteed by GNMA	4,800,823	68,887	(5,160)	4,864,550
Issued by FHLMC	1,194,755	49,534	0	1,244,289
Issued by FNMA	1,100,224	104,190	0	1,204,414
Tax-free municipal	6,915,752	302,592	(46,310)	7,172,034
Taxable municipal	826,942	10,753	(6,694)	831,001

	$16,335,807	$555,043	$(58,164)	$16,832,686

December 31, 2011
U.S. Treasury and federal agency	$1,512,594	$10,079	$0	$1,522,673
Mortgage-backed residential:
Guaranteed by GNMA	4,577,382	64,360	(6,828)	4,634,914
Issued by FHLMC	1,303,203	49,088	0	1,352,291
Issued by FNMA	1,242,627	112,280	0	1,354,907
Tax-free municipal	5,746,801	355,410	0	6,102,211
Taxable municipal	827,875	20,437	(2,277)	846,035

	$15,210,482	$611,654	$(9,105)	$15,813,031

All mortgage-backed securities are residential mortgage-backed securities issued by U.S. government sponsored entities.

There were no sales or calls of securities during the three months ended March 31, 2012 or 2011.

WESTERN RESERVE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES (continued)

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities, which are not due at a single maturity date, are shown separately.

	Amortized Cost	Fair Value
Less than one year	$340,283	$344,780
One to five years	3,365,798	3,577,417
Five to ten years	4,668,602	4,710,528
Ten to fifteen years	865,322	886,708
Mortgage-backed residential	7,095,802	7,313,253

	$16,335,807	$16,832,686

Securities pledged to secure public deposits at March 31, 2012 and December 31, 2011 had carrying amounts of $9,383,000 and $9,392,000, respectively.

The following table summarizes securities with unrealized losses at March 31, 2012 and December 31, 2011, aggregated by major security type and length of time in a continuous unrealized loss position:

	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2012
Mortgage backed residential:
Guaranteed by GNMA	$866,694	$(5,160)	$0	$0	$866,694	$(5,160)
Issued by FNMA	0	0	0	0	0	0
Issued by FHLMC	0	0	0	0	0	0
Tax-free municipal	1,959,037	(46,310)	0	0	1,959,037	(46,310)
Taxable municipal	567,166	(6,694)	0	0	567,166	(6,694)

Total	$3,392,897	$(58,164)	$0	$0	$3,392,897	$(58,164)

December 31, 2011
Mortgage backed residential:
Guaranteed by GNMA	$789,603	$(6,828)	$0	$0	$789,603	$(6,828)
Issued by FNMA	0	0	0	0	0	0
Issued by FHLMC	0	0	0	0	0	0
Tax-free municipal	0	0	0	0	0	0
Taxable municipal	261,585	(2,277)	0	0	261,585	(2,277)

Total	$1,051,188	$(9,105)	$0	$0	$1,051,188	$(9,105)

At March 31, 2012 and December 31, 2011, there were no securities that were in an unrealized loss position greater than twelve months. Management has the intent and ability to hold the securities that were in an unrealized loss position for the foreseeable future and does not believe it is likely the Company will be required to sell the securities before recovery of their amortized cost.

WESTERN RESERVE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES (continued)

At March 31, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than Ginnie Mae, Fannie Mae and Freddie Mac, in an amount greater than 10% of shareholders’ equity. The U.S. Government has affirmed its support for the obligations of these entities.

NOTE 3 – LOANS

The composition of the loan portfolio at March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
Commercial real estate	$101,476,453	$99,920,808
Commercial business	26,576,132	24,568,450
Residential mortgages:
Home equity lines of credit	12,846,897	12,691,997
1-4 family residential	869,165	857,847
Consumer:
Installment	4,840,883	4,856,881
Purchased auto loans	590,463	721,446

	147,199,993	143,617,429
Less allowance for loan losses	3,055,263	3,009,909

	$144,144,730	$140,607,520

The following table presents the activity in the allowance for loans losses by portfolio segment for the three months ended March 31, 2012 and 2011:

	Commercial Real Estate	Commercial Business	Residential	Consumer	Unallocated	Total
March 31, 2012
Allowance for loan losses:
Beginning Balance	$2,292,656	$495,964	$117,182	$42,039	$62,068	$3,009,909
Loans charged off	(14,577)	0	(4,389)	0	0	(18,966)
Recoveries	33,254	0	0	66	0	33,320
Provision for loan losses	220	83,441	(8,669)	(7,645)	(36,347)	31,000

Total ending allowance balance	$2,311,553	$579,405	$104,124	$34,460	$25,721	$3,055,263

	Commercial Real Estate	Commercial Business	Residential	Consumer	Unallocated	Total
March 31, 2011
Allowance for loan losses:
Beginning Balance	$3,466,505	$666,437	$162,372	$34,776	$214,226	$4,544,316
Loans charged off	(43,416)	0	(19,061)	(3,522)	0	(65,999)
Recoveries	12,603	7,331	0	432	0	20,366
Provision for loan losses	(53,315)	(160,250)	9,320	1,814	210,566	8,135

Total ending allowance balance	$3,382,377	$513,518	$152,631	$33,500	$424,792	$4,506,818

WESTERN RESERVE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

There were no material changes to the Company’s accounting policies or methodology for the periods indicated. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees and costs, but excludes accrued interest receivable which is not considered to be material.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012 and December 31, 2011.

	Commercial Real Estate	Commercial Business	Residential Mortgages	Consumer	Unallocated	Total
March 31, 2012
Allowance for loan losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$556,697	$75,338	$0	$0	$0	$632,035
Collectively evaluated for impairment	1,754,856	504,067	104,124	34,460	25,721	2,423,228

Total ending allowance balance	$2,311,553	$579,405	$104,124	$34,460	$25,721	$3,055,263

Loans
Loans individually evaluated for impairment	$5,941,785	$328,641	$315,277	$0	$0	$6,585,703
Loans collectively evaluated for impairment	95,534,668	26,247,491	13,400,785	5,431,346	0	140,614,290

Total ending loans balance	$101,476,453	$26,576,132	$13,716,062	$5,431,346	$0	$147,199,993

December 31, 2011
Allowance for loan losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$568,235	$729	$0	$0	$0	$568,964
Collectively evaluated for impairment	1,724,421	495,235	117,182	42,039	62,068	2,440,945

Total ending allowance balance	$2,292,656	$495,964	$117,182	$42,039	$62,068	$3,009,909

Loans
Loans individually evaluated for impairment	$6,257,562	$157,991	$324,066	$0	$0	$6,739,619
Loans collectively evaluated for impairment	93,663,246	24,410,459	13,225,778	5,578,327	0	136,877,810

Total ending loans balance	$99,920,808	$24,568,450	$13,549,844	$5,578,327	$0	$143,617,429

WESTERN RESERVE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
March 31, 2012
With no related allowance recorded:
Commercial real estate	$4,553,055	$3,722,231	$0
Commercial business	235,981	235,981	0
Residential mortgage:
Home equity lines of credit	239,007	207,571	0
1-4 family residential	107,706	107,706	0
Consumer:
Installment	0	0	0
Purchased auto loans	0	0	0
With an allowance recorded:
Commercial real estate	2,222,532	2,219,554	556,697
Commercial business	92,660	92,660	75,338
Residential mortgage:
Home equity lines of credit	0	0	0
1-4 family residential	0	0	0
Consumer:
Installment	0	0	0
Purchased auto loans	0	0	0

Total	$7,450,941	$6,585,703	$632,035

The recorded investment in loans excludes accrued interest receivable due to immateriality. The unpaid principal balance for purposes of this table includes $865,238 that has been partially charged off but not forgiven as of March 31, 2012.

WESTERN RESERVE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2011
With no related allowance recorded:
Commercial real estate	$5,242,788	$4,019,778	$0
Commercial business	150,164	150,164	0
Residential mortgage:
Home equity lines of credit	239,007	211,960	0
1-4 family residential	112,106	112,106	0
Consumer:
Installment	0	0	0
Purchased auto loans	0	0	0
With an allowance recorded:
Commercial real estate	2,237,784	2,237,784	568,235
Commercial business	7,827	7,827	729
Residential mortgage:
Home equity lines of credit	0	0	0
1-4 family residential	0	0	0
Consumer:
Installment	0	0	0
Purchased auto loans	0	0	0

Total	$7,989,676	$6,739,619	$568,964

The recorded investment in loans excludes accrued interest receivable due to immateriality. The unpaid principal balance for purposes of this table includes $1,250,057 that has been partially charged off but not forgiven.

Interest income recognized during impairment for all periods was immaterial.

WESTERN RESERVE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

The following table presents the average recorded investment in loans individually evaluated for impairment as of and for the three months ended:

	Average Recorded Investment
	March 31, 2012	March 31, 2011
With no related allowance recorded:
Commercial real estate	$4,047,862	$2,515,201
Commercial business	143,341	275,342
Residential mortgage:
Home equity lines of credit	210,863	0
1-4 family residential	109,506	51,117
Consumer:
Installment	0	0
Purchased auto loans	0	0
With an allowance recorded:
Commercial real estate	1,930,472	5,586,616
Commercial business	72,202	101,408
Residential mortgage:
Home equity lines of credit	0	239,491
1-4 family residential	0	0
Consumer:
Installment	0	0
Purchased auto loans	0	0

Total	$6,514,246	$8,769,175

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2012 and December 31, 2011.

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Commercial real estate	$3,752,137	$4,058,439	$0	$0
Commercial business	328,641	157,991	0	0
Residential mortgage:
Home equity lines of credit	207,571	211,960	0	0
1-4 family residential	107,706	112,106	0	0
Consumer:
Installment	0	0	0	0
Purchased auto loans	0	0	0	0

Total	$4,396,055	$4,540,496	$0	$0

At March 31, 2012, there was $2,189,647 in restructured loans not included in nonaccrual loans, and $1,480,763 in restructured loans included in nonaccrual loans, all of which are considered impaired. At December 31, 2011, there was $2,199,123 in restructured loans not included in nonaccrual loans, and $968,033 in restructured loans included in nonaccrual loans, all of which were considered impaired. The restructured loans still on accrual status were performing in accordance with their modified terms.

WESTERN RESERVE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

Nonaccrual loans and loans past due 90 days or more and still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2012 and December 31, 2011:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Not Past Due	Total
March 31, 2012
Commercial real estate	$1,197,103	$0	$1,393,627	$2,590,730	$98,885,723	$101,476,453
Commercial business	73,780	621,951	87,833	783,564	25,792,568	26,576,132
Residential mortgage:
Home equity lines of credit	362,829	0	207,571	570,400	12,276,497	12,846,897
1-4 family residential	0	0	49,403	49,403	819,762	869,165
Consumer:
Installment	0	0	0	0	4,840,883	4,840,883
Purchased auto loans	0	0	0	0	590,463	590,463

Total	$1,633,712	$621,951	$1,738,434	$3,994,097	$143,205,896	$147,199,993

At March 31, 2011, included in loans not past due are $2,430,212 of the $4,396,055 of nonaccrual loans that are current in accordance with their original or modified contractual terms.

	30 - 59 Days Past Due	60 - 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Not Past Due	Total
December 31, 2011
Commercial real estate	$370,075	$468,600	$2,549,067	$3,387,742	$96,533,066	$99,920,808
Commercial business	74,959	159,348	63,634	297,941	24,270,509	24,568,450
Residential mortgage:
Home equity lines of credit	0	0	211,960	211,960	12,480,037	12,691,997
1-4 family residential	0	110,121	0	110,121	747,726	857,847
Consumer:
Installment	0	0	0	0	4,856,881	4,856,881
Purchased auto loans	561	0	0	561	720,885	721,446

Total	$445,595	$738,069	$2,824,661	$4,008,325	$139,609,104	$143,617,429

At December 31, 2011, included in loans not past due are $1,270,801 of the $4,540,496 of nonaccrual loans that are current in accordance with their original or modified contractual terms.

Troubled Debt Restructurings

Troubled debt restructurings are considered impaired and are included in the previous loan disclosures in this footnote.

During the three months ended March 31, 2012, the terms of certain loans were modified as troubled debt restructurings. To be considered a troubled debt restructuring, the modification must meet two conditions: 1) a concession has been granted and 2) the borrower is experiencing financial difficulty. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of several factors, including the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification, whether the borrower is able to obtain funds elsewhere, whether the borrower is in the process of declaring bankruptcy and other similar indications of financial challenges. This evaluation is performed under the Company’s internal underwriting policy.

The modification of the terms of such loans may include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current

WESTERN RESERVE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

market rate for new debt with similar risk; a suspension of principal payments for a specified period effectively extending the term of the loan, or a permanent reduction of the recorded investment in the loan.

The Company has allocated $75,133 and $77,348 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011. At March 31, 2012, the Company had committed to lend an additional $200,000 to one borrower with an outstanding loan that is classified as a troubled debt restructuring. There were no such commitments at December 31, 2011.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2012:

	Pre-Modification	Pre-Modification	Pre-Modification
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate	1	$1,355,272	$1,355,272
Commercial business	0	0	0
Residential mortgage	0	0	0

Total	1	$1,355,272	$1,355,272

The modification of the loan included an extension of the maturity date for a period of two years and a repayment structure not ordinarily offered to other borrowers.

The troubled debt restructuring described above had no impact on the allowance for loan losses and did not result in any charge off for the three months ended March 31, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2012.

	Number of Loans	Recorded Investment
Troubled Debt Restructurings:
Commercial real estate	1	$125,490
Commercial business	0	0
Residential mortgage	0	0

Total	1	$125,490

A loan is generally considered to be in payment default once it is 30 days contractually past due under the modified terms. As of March 31, 2012, the loan considered to be in default of its terms as described above did not result in any charge offs.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, the underlying value of the collateral, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes non-

WESTERN RESERVE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

homogeneous loans, such as all commercial real estate and commercial business loans. This analysis is performed at least annually, and more frequently if the Company has concerns about the status of a borrower. Loans that are rated Watch, Special Mention, Substandard or Doubtful receive increased monitoring, on at least a monthly basis.

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2012	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial real estate	$83,875,848	$6,739,919	$10,860,686	$0	$0	$101,476,453
Commercial business	25,163,763	557,443	854,926	0	0	26,576,132
Residential mortgage:
Home equity lines of credit	0	199,139	598,868	0	12,048,890	12,846,897
1-4 family residential	0	0	107,706	0	761,459	869,165
Consumer:
Installment	0	45,370	0	0	4,795,513	4,840,883
Purchased auto loans	0	0	0	0	590,463	590,463

Total	$109,039,611	$7,541,871	$12,422,186	$0	$18,196,325	$147,199,993

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial real estate	$81,002,951	$8,093,789	$10,824,068	$0	$0	$99,920,808
Commercial business	22,767,800	925,810	874,840	0	0	24,568,450
Residential mortgage:
Home equity lines of credit	0	199,139	603,257	0	11,889,601	12,691,997
1-4 family residential	0	0	112,106	0	745,741	857,847
Consumer:
Installment	0	48,224	0	0	4,808,657	4,856,881
Purchased auto loans	0	0	0	0	721,446	721,446

Total	$103,770,751	$9,266,962	$12,414,271	$0	$18,165,445	$143,617,429

WESTERN RESERVE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	$12,639,326	$12,639,326	$12,639,326	$12,639,326
	Residential mortgage		Consumer
March 31, 2012	Home equity lines of credit	1-4 family residential	Installment	Purchased auto loans
Performing	$12,639,326	$761,459	$4,840,883	$590,463
Nonperforming	207,571	107,706	0	0

Total	$12,846,897	$869,165	$4,840,883	$590,463

	Residential mortgage		Consumer
December 31, 2011	Home equity lines of credit	1-4 family residential	Installment	Purchased auto loans
Performing	$12,480,037	$745,741	$4,856,881	$721,446
Nonperforming	211,960	112,106	0	0

Total	$12,691,997	$857,847	$4,856,881	$721,446

NOTE 4 – DEPOSITS

Interest-bearing deposits at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Interest-bearing demand	$14,752,548	$13,414,665
Savings	40,320,980	38,878,769
Money market	32,051,526	34,092,280
Time under $100,000	25,666,211	26,583,043
Time $100,000 and over	31,934,150	33,636,725

	$144,725,415	$146,605,482

At March 31, 2012 and December 31, 2011, the Bank had $13,874,746 and $14,461,513, respectively, in national market certificates of deposit, primarily in amounts that qualify for FDIC insurance coverage. In addition, there were $5,651,245 and $6,317,020 at March 31, 2012 and December 31, 2011, respectively in Certificate of Deposit Account Registry Service (“CDARS”) program reciprocal deposits.

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Federal Home Loan Bank (FHLB) advances were $1,500,000 at March 31, 2012 and December 31, 2011. The advances at March 31, 2012 are collateralized by approximately $50,652,909 of loans secured by real estate under a blanket lien agreement and $487,800 of FHLB stock. At March 31, 2012 additional borrowing capacity was $21,119,000.

WESTERN RESERVE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS (continued)

The Company has the ability to borrow under various other credit facilities that totaled $4,640,300 at March 31, 2012. Of this amount, $1,000,000 is available for short-term borrowing under an unsecured federal funds line through a correspondent bank at overnight borrowing rates and $3,640,300 is available from a correspondent bank secured by a portion of the Company’s securities.

NOTE 6 – STOCK-BASED COMPENSATION PLAN

The following is the stock option activity for the period indicated:

	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	97,637	$18.60
Forfeited	(1,250)	22.80
Exercised	0	0.00
Granted	0	0.00

Options outstanding, end of period	96,387	$18.55

Options exercisable, end of period	96,387	$18.55

Intrinsic value is defined as the excess of the price of the Company’s stock over the exercise price of the option. The market price of the Company’s stock was less than the exercise price of the options outstanding at March 31, 2012; therefore there was no intrinsic value of the options outstanding and exercisable at March 31, 2012.

NOTE 7 – FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access as of the measurement date.

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

WESTERN RESERVE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE (continued)

The Company used the following methods and significant assumptions to estimate the fair value:

Investment Securities: The fair values for securities available for sale are determined by quoted market prices, if available (Level 1). For securities where quoted market prices are not available, fair values are calculated based on matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). The Company has no securities subject to Level 3 valuation.

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

The senior management team, which includes the Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Chief Lending Officer (CLO) are responsible for establishing the Company’s valuation policies and procedures. Each impaired asset is individually evaluated based on its characteristics quarterly or more frequently as needed, using a method appropriate for the underlying collateral. Methods for commercial real estate would typically include sales comparison, income or replacement approach. Methods for commercial business loans would include sales comparison or forced liquidation value of inventory, equipment and accounts receivable. Residential real estate would be valued by the sales comparison approach.

The results of the evaluations are presented to the Allowance for Loan and Lease Loss (ALLL) Committee. Members of the ALLL Committee include the CEO, CFO, CLO, the Credit Manager and the Controller. The Committee meets at least quarterly to review current valuations, the methodologies for determining such valuations and any other relevant information. The Committee presents its results and findings to the Board Loan Committee, which ultimately reports to the full board of directors. Back testing is achieved by analyzing the value realized at resolution through sales, payoffs or charge offs.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

In accordance with USPAP standards, appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been certified by the third-party vendor used by the Company. As part of its service, the appraiser management firm also obtains an external review of its appraisals prior to delivery to the Company to ensure the methods are appropriate and the results are consistent with industry standards. Once received, the Chief Lending Officer reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the

WESTERN RESERVE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE (continued)

actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. The most recent analysis performed indicated that a discount of 25% should be applied to properties with appraisals performed more than 12 months prior to the valuation date.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale:
U.S. Treasury and federal agency	$0	$1,516,398	$0	$1,516,398
Mortgage backed securities - residential
Guaranteed by GNMA	0	4,864,550	0	4,864,550
Issued by FHLMC	0	1,244,289	0	1,244,289
Issued by FNMA	0	1,204,414	0	1,204,414
Tax free municipal	0	7,172,034	0	7,172,034
Taxable municipal	0	831,001	0	831,001

Total investment securities available for sale	$0	$16,832,686	$0	$16,832,686

	Fair Value Measurements at December 31, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale:
U.S. Treasury and federal agency	$0	$1,522,673	$0	$1,522,673
Mortgage backed securities - residential
Guaranteed by GNMA	0	4,634,914	0	4,634,914
Issued by FHLMC	0	1,352,291	0	1,352,291
Issued by FNMA	0	1,354,907	0	1,354,907
Tax free municipal	0	6,102,211	0	6,102,211
Taxable municipal	0	846,035	0	846,035

Total investment securities available for sale	$0	$15,813,031	$0	$15,813,031

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012 or during the period ended December 31, 2011.

WESTERN RESERVE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE (continued)

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at March 31, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans:
Commercial real estate	$0	$0	$1,239,372	$1,239,372
Commercial business	0	0	17,322	17,322
Home equity line of credit	0	0	207,571	207,571
Other real estate owned, net:
Commercial real estate	0	0	991,429	991,429

	Fair Value Measurements at December 31, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans:
Commercial real estate	$0	$0	$2,189,127	$2,189,127
Commercial business	0	0	7,098	7,098
Home equity line of credit	0	0	211,960	211,960
Other real estate owned, net:
Commercial real estate	0	0	991,429	991,429
Residential	0	0	57,395	57,395

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $2,021,167 with a valuation allowance of $556,902 at March 31, 2012. Excluded from the fair value of impaired loans is $796,189 of loans classified as troubled debt restructurings (“TDR”) which are evaluated for impairment using the present value of estimated future cash flows. Included in the value of impaired loans presented above is $505,142 of loans that have been charged down to fair value. Charge offs related to changes in the fair value of impaired loans was $18,966 for the three months ended March 31, 2012.

At December 31, 2011, impaired loans had a recorded investment of $2,899,801, with a valuation allowance of $491,616. Excluded from the fair value of impaired loans at December 31, 2011 disclosed above is $802,117 of loans classified as TDR which are evaluated for impairment using the present value of estimated cash flows. Included in the value of impaired loans presented above is $1,456,307 of loans that have been charged down to fair value. Impaired loans resulted in an additional provision for loan losses of approximately $65,999 for the three months ended March 31, 2011.

Other real estate owned, measured at fair value less costs to sell, had a net carrying amount of $991,429 at March 31, 2012 after $53,875 was realized on the sale of one property and direct write-downs of $3,520 were taken during the quarter.

WESTERN RESERVE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE (continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012:

	Fair value	Valuation techniques	Unobservable inputs	Weighted Average Discount
Impaired loans
Commercial real estate	$1,239,372	Sales comparison and income approach	Adjustment for differences between comparable sales	13%
Commercial business	$17,322	Inventory value	Forced liquidation	34%
Residential	$207,571	Sales comparison and income approach	Estimated costs to sell	10%
Other real estate
Commercial real estate	$991,429	Sales comparison and income approach	Adjustment for differences between comparable sales	8%

Each of the loans included above is evaluated on an individual basis according the terms of the contract and the circumstances of the borrower. The unobservable inputs identified above may be revised based on changes in those circumstances or other factors.

The carrying amounts and estimated fair values of financial instruments at March 31, 2012 are as follows:

	Fair Value Measurements at March 31, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$21,546,549	$21,547,000	$0	$0	$21,547,000
Securities available for sale	16,832,686	0	16,833,000	0	16,833,000
Federal Home Loan Bank stock	487,800	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	408,300	N/A	N/A	N/A	N/A
Loans, net of allowance	144,144,730	0	0	146,664,000	146,664,000
Loans held for sale	100,000	0	102,000	0	102,000
Accrued interest receivable	536,675	2,000	132,000	403,000	537,000

Financial liabilities
Demand and savings deposits	(112,095,291)	(112,095,000)	0	0	(112,100,000)
Time deposits	(57,600,361)	0	(57,038,000)	0	(57,038,000)
Federal Home Loan Bank advances	(1,500,000)	0	(1,517,000)	0	(1,517,000)
Accrued interest payable	(55,218)	0	(55,000)	0	(55,000)

WESTERN RESERVE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE (continued)

The carrying amounts and estimated fair values of financial instruments at December 31, 2011 are as follows:

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$27,692,015	$27,692,000
Securities available for sale	15,813,031	15,813,000
Federal Home Loan Bank stock	487,800	N/A
Federal Reserve Bank stock	408,300	N/A
Loans, net of allowance	140,607,520	137,021,000
Loans held for sale	516,000	524,000
Accrued interest receivable	471,172	471,000
Financial liabilities
Demand and savings deposits	(111,531,428)	(111,531,000)
Time deposits	(60,219,768)	(59,809,000)
Federal Home Loan Bank advances	(1,500,000)	(1,554,000)
Accrued interest payable	(47,107)	(47,000)

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1.

(b) FHLB and FRB Stock

It is not practical to determine the fair value of FHLB and FRB stock due to restrictions placed on its transferability.

(c) Loans

Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

WESTERN RESERVE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE (continued)

(d) Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(e) Short-term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

(f) Other Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

(g) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate the fair value of the underlying instrument resulting in a Level 1, 2 or 3 classification.

WESTERN RESERVE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – REGULATORY CAPITAL MATTERS

At March 31, 2012 and December 31, 2011, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

	Western Reserve Bank		Minimum Required for Capital Adequacy Purposes		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012

Total Capital to risk-weighted assets	$19,866	13.3%	$11,940	8.0%	$14,925	10.0%

Tier 1 (Core) Capital to risk-weighted assets	17,986	12.1%	5,970	4.0%	8,955	6.0%

Tier 1 (Core) Capital to average assets	17,986	9.5%	7,565	4.0%	9,456	5.0%

December 31, 2011

Total Capital to risk-weighted assets	$19,597	13.5%	$11,636	8.0%	$14,545	10.0%

Tier 1 (Core) Capital to risk-weighted assets	17,764	12.2%	5,818	4.0%	8,727	6.0%

Tier 1 (Core) Capital to average assets	17,764	9.1%	7,801	4.0%	9,751	5.0%

As of March 31, 2012 and December 31, 2011, the Bank met the requirements to be considered well capitalized. Due to the operating losses of the Bank in 2010, regulatory approval would be needed to pay dividends from the Bank to the Holding Company.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2012

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at March 31, 2012, to that of December 31, 2011, and the results of operations for the three months ended March 31, 2012 and 2011. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Assets

Total assets as of March 31, 2012 decreased by $2,068,906 or 1.1% to $190,460,823 compared with $192,529,729 at December 31, 2011.

Cash and cash equivalents decreased $6,145,466, or 22.2%, to $21,546,549 from $27,692,015 at year-end 2011 due to a planned increase in available for sale securities and moderate loan growth, combined with a reduction in deposit balances as part of the Company’s strategy to reduce the overall cost of funds.

Total loans before the allowance for loan losses increased by $3,582,564 during the first three months of the year, as the local economy improved and demand for loans showed signs of growth for the first time since early 2010. Management is cautiously optimistic that this trend will continue for the near term. As of March 31, 2012, commercial real estate loans totaled $101,476,453 or 68.9% of total loans and commercial business loans totaled $26,576,132, or 18.1% of total loans. Home equity lines and residential real estate loans totaled $13,716,062, or 9.3% of total loans and consumer and other loans totaled $5,431,346, or 3.7% of total loans.

The Company’s loan-to-deposit ratio increased to 86.7% at March 31, 2012, compared to 83.6% at December 31, 2011. The Company’s loan-to-assets ratio also increased in the first three months of 2012, to 77.3% at March 31, 2012 from 74.6% at December 31, 2011. Management anticipates that the loan-to-deposit ratio for the remainder of 2012 will be in the range of 85% to 90% and the loan to assets ratio will be approximately 75% to 80%.

Of the total loans at March 31, 2012, approximately $102,594,584 or 69.7% are at a variable interest rate, and $44,605,409 or 30.3% are at a fixed interest rate.

The allowance for loan losses is maintained at a level considered by management to be adequate to cover probable incurred credit losses in the loan portfolio. Management’s determination of the appropriate provision for loan losses and the adequacy of the allowance for loan losses is based on the Company’s historical losses by portfolio segment, adjusted for environmental factors which management believes are representative of the probable expected loss experience of the Company. Other factors considered by management include the composition of the loan portfolio, economic conditions, the creditworthiness of the Company’s borrowers, the value of underlying collateral and other related factors. The Company’s loan loss methodology provides larger allowances for loans with risk grades indicating increased risk characteristics. These factors are updated on a quarterly basis, and reviewed by an internal Allowance for Loan and Lease Loss Committee and by a Board-level Loan Review Committee. The Company believes the allowance for loan losses at March 31, 2012, is adequate to absorb probable incurred losses in the loan portfolio.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2012

FINANCIAL CONDITION (continued)

Management continues to diligently focus on reducing the level of non-performing loans, either through restoration to earning asset status, paydown or charge-off. Loans charged off totaled $18,966 for the three months ended March 31, 2012 and recoveries for the same period were $33,320. During the like period in 2011, loans totaling $65,999 were charged off and recoveries of $20,366 were recorded on loans previously charged off.

The allowance for loan losses was 2.08% and 2.10% of total loans at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, $632,035 or 20.7% of the allowance for loan losses was allocated to impaired loan balances individually. At December 31, 2011, $568,964 or 18.9% of the allowance for loan losses was allocated to impaired loan balances individually.

At March 31, 2012, twenty-two loans totaling $4,396,055 to sixteen borrowers were in nonaccrual status, compared to $4,540,496 at year-end 2011. Additionally, at March 31, 2012, there were four loans to three borrowers not on nonaccrual status totaling $2,189,647 classified as Troubled Debt Restructurings (TDRs) because concessions had been made due to each borrower’s financial difficulty. At December 31, 2011, the TDR balances totaled $2,199,123. The borrowers with accruing TDR loans were making payments in accordance with their modified terms at March 31, 2012 and December 31, 2011.

The Company continues to work with its borrowers who are experiencing financial difficulty, many of whom have been customers for several years and have been negatively impacted by the recessionary economic conditions.

Loans graded other than “Pass” are typically in industries displaying distress in the current economy. As the grades become more adverse, the related industry is likely displaying greater sensitivity to the current economic conditions and the borrower’s financial strength may have deteriorated. Industries such as commercial real estate management and real estate development have been particularly affected by recent economic conditions. The Company continues to receive and review financial information from its borrowers as part of the grading process. Improved financial results from borrowers may allow the Company to upgrade loan relationships. Loans graded as Pass increased from 72.3% of the total loan portfolio at December 31, 2011 to 74.1% at March 31, 2012. Classified loans, including Special Mention and Substandard, decreased from $21,681,233 or 15.1% of the portfolio at December 31, 2011 to $19,964,057 or 13.6% of the portfolio at March 31, 2012.

At March 31, 2012, the Company’s other real estate owned (OREO) totaled $991,429 and consisted of two commercial real estate properties. This amount represents the fair value of each property reduced by management’s estimate of anticipated costs to market and sell the property. The Company has independent appraisals on each of its OREO properties performed at the time of acquisition as well as on an annual basis by an outside appraiser in conformance with USPAP standards. The Company adjusts the carrying values (net of costs to sell) accordingly. If the condition of a property or the market were to change significantly, the Company would determine whether an updated valuation was needed on a more frequent basis. During the first quarter of 2012, net proceeds of $53,875 were realized from the sale of a residential property. Rental income for the first quarter was $17,450 and total expenses related to the properties were $9,483.

One of the commercial properties is an 18,750 square foot industrial office/warehouse building that was subject to two leases, one short-term and one longer-term, at the time the property was taken into the Company’s OREO portfolio. The short-term lease is month-to-month. The other lease, with an initial expiration date of January 31, 2012 and two (2) one-year option periods, was renegotiated during the fourth quarter of 2011 as a month-to-month lease, minimizing any impediments to the marketing of the property. The property was listed for sale with a real estate broker during the first quarter of 2012. The other commercial property is an 8,578 square foot one-story retail building currently subject to a month-to-month lease. The original three-year lease with an option to purchase expired on February 28, 2012. Since the tenant elected not to purchase the property, the Company has listed it with a real estate broker.

It is expected that these commercial properties could take up to 12-18 months to market and sell.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2012

Liabilities

Deposits were $169,695,652 at March 31, 2012, a decrease of 1.2% from $171,751,196 at December 31, 2011. Deposits consisted of the following:

	$24,970,237	$24,970,237	$24,970,237	$24,970,237
	March 31, 2012		December 31, 2011
	Amount	Percent of Portfolio	Amount	Percent of Portfolio
Noninterest bearing demand deposits	$24,970,237	14.7%	$25,145,714	14.7%
Interest-bearing NOW accounts	14,752,548	8.7%	13,414,665	7.8%
Savings and money market accounts	72,372,507	42.6%	72,971,049	42.5%
Certificates of deposit (CDs)	49,526,136	29.2%	52,094,598	30.3%
Individual Retirement Arrangements	8,074,224	4.8%	8,125,170	4.7%

Total Deposits	$169,695,652	100.0%	$171,751,196	100.0%

Included in the time deposits total at March 31, 2012 were $13,874,746 of national market CDs, primarily from other banks and credit unions, in amounts that qualify for FDIC insurance, with original terms ranging from twelve months to five years, and rates ranging from 0.7% to 4.9%. As of March 31, 2012, the weighted average interest rate paid on these CDs was 2.04% and the weighted average remaining maturity was 23.1 months. As of December 31, 2011 there were $14,462,000 of national market CDs with a weighted average rate of 2.03% and a weighted average remaining term of 24.7 months. Although management believes these CDs were obtained at market rates at the time they were originated, they may be more price sensitive than local deposits.

The Company participates in the Certificate of Deposit Account Registry Service (“CDARS”) program which allows depositors to maintain a deposit relationship with the Bank but place funds in amounts less than the FDIC insurance limit at various banks to maintain deposit insurance. In return, the Bank can receive reciprocal deposits from other institutions participating in the CDARS program. The Bank had $5,651,245 and $6,317,020 of customer funds placed in reciprocal deposits with the CDARS program at March 31, 2012 and December 31, 2011, respectively.

Federal Home Loan Bank (FHLB) advances were $1,500,000 at March 31, 2012, unchanged from year-end 2011. Advances from the FHLB are collateralized by loans secured by real estate under a blanket lien agreement. At March 31, 2012, additional borrowing capacity was $21,119,424. Please refer to Note 5 and the discussion in this report, under the caption “Liquidity and Capital Resources,” for more information about the Company’s additional sources of funding.

Shareholders’ Equity

Total shareholders’ equity increased $150,139 or 0.8% to $18,486,632 at March 31, 2011, from $18,336,493 at December 31, 2011. This increase was the result of net income of $281,008 for the first three months of 2012 and $2,911 from the issuance of 201 shares of stock under the Employee Stock Purchase Plan, offset by the after tax impact of the decrease in the market value of the Company’s available for sale security portfolio totaling $69,742 and dividends on preferred stock of $64,038.

As of March 31, 2011, the book value per share of the Company’s common stock was $23.27 compared with $23.05 at December 31, 2011.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2012

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2012

Overview

Net income for the first three months of 2012 was $281,008, compared to $362,769 during the same period in 2011. On a pre-tax basis, income decreased $127,631 to $388,619 from $516,250. Net interest income was $95,813 lower in the first quarter of 2012 than in 2011, a decrease of 5.5%. Non-interest income of $152,907 was $30,178 higher for the first three months of 2012, an increase of 24.6% from the same period in the prior year. Non-interest expense was $1,391,763, an increase of 2.9% compared to the first quarter of 2011. Net income available to common shareholders for the first three months of 2012 was $203,308 or $0.35 per basic and diluted share, after preferred stock dividends of $64,038 and the amortization of net discounts on preferred stock of $13,662. Net income available to common shareholders was $285,069 or $0.49 per basic and diluted share for the first three months of 2011.

Net Interest Income

Net interest income before the provision for loan losses in the first three months of 2012 was $1,658,475, a decrease of $95,813, or 5.5%, from the $1,754,288 earned in the same period of 2011. The decrease was the result of a $184,539, or 8.4%, decline in interest income, compared to a $88,726, or 20.6%, decrease in interest expense. The net interest margin was 3.71% for the three months ended March 31, 2012, a decrease of 28 basis points from 3.99% for the like period in 2011.

The following table illustrates the average balances and annualized interest rates for the three months ended March 31, 2012 and 2011. Loans on nonaccrual status are included in the average loan balance.

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2012

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2012 (continued)

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
($ in thousands)
Interest-earning assets:
Federal funds sold and other short term funds	$18,933	$12	0.25%	$8,539	$5	0.25%
Securities — taxable	9,835	70	2.94%	7,706	69	3.70%
Securities — tax exempt	6,796	77	4.83%	4,908	68	5.75%
Restricted stock	966	11	4.55%	966	12	5.17%
Loans	145,313	1,855	5.13%	158,324	2,054	5.26%

Total interest-earning assets	181,843	2,025	4.49%	180,443	2,208	4.96%
Noninterest earning assets	7,659			6,264

Total assets	$189,502			$186,707

Interest-bearing liabilities:
Transaction accounts (NOW)	$13,876	10	0.29%	$10,966	11	0.41%
Market rate savings accounts	72,210	74	0.41%	68,610	97	0.57%
Time deposits	59,056	250	1.69%	67,548	306	1.84%
Federal Home Loan Bank advances and other borrowings	1,500	7	1.87%	1,947	17	3.45%

Total interest-bearing liabilities	146,642	341	0.93%	149,071	431	1.17%
Noninterest-bearing liabilities	24,281			20,178
Shareholders’ equity	18,579			17,458

Total liabilities and shareholders’ equity	$189,502			$186,707

Net interest income		1,684			1,777
Tax equivalent adjustment		(26)			(23)

Net interest income per financial statements		$1,658			$1,754

Net interest margin
(Net yield on average earning assets)			3.71%			3.99%

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2012

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2012 (continued)

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

	Three months ended March 31, 2012 vs. 2011 Increase (Decrease) due to
	Volume	Rate	Net
($ in thousands)
Interest income:
Federal funds sold and other short term funds	$7	$0	$7
Securities - taxable	16	(15)	1
Securities - tax exempt	20	(11)	9
Restricted stock	0	(1)	(1)
Loans	(154)	(45)	(199)

Total interest-earning assets	(111)	(72)	(183)
Interest expense:
Transaction accounts (NOW)	(3)	4	1
Market rate savings accounts	(3)	26	23
Time deposits	2	54	56
Federal Home Loan Bank advances and other borrowings	4	6	10

Total interest-bearing liabilities	0	90	90

Change in net interest income	$(111)	$18	$(93)

Interest Income

Interest and fee income on loans for the first three months of 2012 was $1,855,000, a decrease of $199,000 or 9.7% from $2,054,000 for the same period of 2011, primarily due to lower average loan balances. Tax equivalent interest and dividend income from securities and short-term funds increased $17,000 or 12.0% from $142,000 to $159,000, with additional income from higher balances partially offset by lower rates.

Interest Expense

Interest expense decreased 20.6% when comparing the three months ended March 31, 2012 with the same period in 2011. Total interest expense was $341,000 for the first three months of the current year, compared to $431,000 in the prior year. Interest on deposits decreased $80,000, or 19.2%, to $334,000 in the first three months of 2012, from $414,000 in the same period of 2011. The decrease in deposit interest expense was due to lower rates as a result of management’s decision to allow higher cost maturing CDs to roll off. Interest on borrowings was $7,000 for the three months ended March 31, 2012 compared to $17,000 for the first quarter of 2011 as a result of reductions in both balances and rates effected in 2011. An advance for $400,000 with a rate of

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2012

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2012 (continued)

3.06% that matured in March 2011 was replaced with $1,000,000 at 1.92%. A second advance of $1,000,000 that matured in June 2011 with a rate of 3.65% was paid off. In the third quarter of 2011, advances of $300,000 and $200,000 with original maturities in 2012 and 2013 were restructured and the maturity dates were extended, reducing their effective rates from 3.50% and 3.75% to 1.63% and 2.77%, respectively.

Net Interest Margin

The net interest margin decreased 28 basis points to 3.71% in the first three months of 2012 from 3.99% in the like period of 2011 due to both lower rates on earning assets and decreases in loans outstanding, partially offset by decreases in the rates paid on interest bearing deposits.

The yield on earning assets decreased 47 basis points to 4.49% for the first three months of 2012 compared to 4.96% in the same period of 2011. The yield on loans was 5.13%, down 13 basis points from 5.26% in the first three months of 2011. Loan fees, which included significant one-time prepayment penalties in 2011, contributed $75,959 for the prior year period, compared to $26,937 in the first quarter of 2012.

In the first three months of 2012, the cost of interest-bearing liabilities was 0.93%, down 24 basis points from 1.17% in the like period in 2011. This decrease reflects lower overall market interest rates and the Company’s strategy of allowing higher-cost maturing CDs to roll off or be replaced with deposits in the current lower interest rate environment. Restructuring several FHLB advances in the latter part of 2011 had a beneficial impact on the cost of funds for the first quarter of 2012.

Provision for Loan Losses

The provision for loan losses was $31,000 and $8,135 for the three months ended March 31, 2012 and 2011, respectively. The amount of the provision is based on the overall quality of the portfolio, adjusted for chargeoffs and recoveries for the current period. Chargeoffs of $18,966 related to impaired loans were recorded for the three months ended March 31, 2012. Recoveries for the same period were $33,320, including $12,990 in recurring payments on notes which were charged off but not forgiven as part of several troubled debt restructuring transactions. Specific reserves of $74,909 were established, but were partially offset by a reduction of $11,838 in specific reserves required on impaired loans that were paid down during the quarter. Refer to the discussion of the allowance for loan losses in the asset section of the Management’s Discussion and Analysis for detailed information related to the provision for loan losses.

Noninterest Income

Total noninterest income for the first three months of 2012 was $152,907, an increase of $30,178 or 24.6% from $122,729 for the same period in 2011. Service charges increased $3,038 or 7.1% due to growth in transaction accounts. Gains on the sale of loans, which tend to fluctuate from quarter to quarter, increased by $16,392 from $6,606 to $22,998 for the comparable periods.

Noninterest Expenses

Noninterest expenses were $1,391,763 for the first quarter of 2012, an increase of $39,131 or 2.9% from $1,352,632 for the same period in 2011. Salaries and benefits increased $54,728 as a result of an increase in the number of full-time equivalent employees from 32.5 to 35, primarily due to filling two open commercial loan officer positions. Directors’ fees were $13,025 higher as a result of the replacement in June 2011 of a director who had retired in January 2011 and the reinstatement of the $1,000 quarterly retainer fee for non-employee directors. Professional fees were $19,456 higher due to legal fees related to strategic planning. Collection and OREO expenses were $37,555 lower due to a significant reduction in the number of problem loan relationships over the last twelve months. Total FDIC insurance premiums were $33,840 lower due to the new computation method

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2012

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2012 (continued)

introduced in the second quarter of 2011, which is based on net assets rather than total deposits. Data processing costs increased by $12,476 primarily due to higher item processing expenses.

Total other noninterest expense for the first three months of 2012 and 2011 consisted of the following:

	Three months ended March 31,
	2012	2011
Loan expenses	$23,614	$18,661
Insurance	10,271	3,491
Supplies, printing and postage	14,295	15,812
Travel and entertainment	8,514	7,907
Dues & memberships	7,814	6,889
Telephone	4,345	4,766
Other	5,653	10,478

	$74,506	$68,004

Loan expenses are higher due to increased volume in the receivables funding program for small business borrowers. Insurance costs increased due to higher premiums and lower premium rebates.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the main sources of cash flow are receiving deposits from customers and, to a lesser extent, the repayment of principal and interest on loans and investments, proceeds from FHLB advances and borrowings. The primary uses of cash are making loans to borrowers and, secondarily, investing in securities and short-term interest-earning assets. Assets available to satisfy those needs include cash and due from financial institutions, Federal funds sold, interest-bearing deposits in other financial institutions, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets were $38,479,235 at March 31, 2011, compared to $44,021,046 at December 31, 2011.

If additional liquidity is needed, the Bank has several possible sources which include purchasing federal funds, selling loans, additional national market CDs or brokered deposits. The Company also can borrow under various lines of credit.

At March 31, 2012, the Holding Company had approximately $45,499 in cash available to meet its obligations, primarily the payment of dividends on preferred stock, subject to prior regulatory approval.

As discussed previously, total shareholders’ equity increased $150,139 to $18,486,632 at March 31, 2012 from $18,336,493 at December 31, 2011. The increase was due to net income of $281,008 and $2,911 in proceeds from the issuance of common stock during the first three months of 2012, offset by a decrease of $69,742 in the net unrealized gains on available for sale securities and $64,038 for the payment of the quarterly dividend on the preferred stock.

The Company’s continued growth has required management and the Board to consider capital strategies to support that growth. Traditional capital sources include issuing common or preferred stock or other capital

WESTERN RESERVE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2012

instruments, but the market for these has diminished in the current economy. Refer to Note 8 of the unaudited consolidated financial statements for more information regarding the Bank’s regulatory capital position.

The Company has a $2,000,000 line of credit for capital purposes through an unaffiliated financial institution. By borrowing against the line of credit and then investing the funds in the Bank as capital, the Company is able to help the Bank manage its capital ratios. The Company had no outstanding balance on this line of credit at March 31, 2012 and December 31, 2011.

In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date. The Company filed an amended form S-8 Registration Statement on March 23, 2010 to increase the number of shares of authorized but unissued shares of stock allocated to the Plan. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions. There were 16,250 shares of authorized but unissued shares of stock allocated to the Plan, of which 8,498 remain to be issued. Because the Plan has been registered with the SEC, there are no restrictions on the resale of the stock, other than those applicable to “affiliates” as defined in Rule 144 of the Securities and Exchange Commission. As of March 31, 2012, a total of 7,229 shares of common stock are held by 32 participants through the Plan.

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

The Company’s balance sheet “gap” divides interest-bearing assets and liabilities into maturity and repricing categories, and measures the “gap” in each category. From this perspective, at March 31, 2012 the Company was slightly liability sensitive in the one-year category, with $110.7 million in assets and $117.4 million in liabilities subject to repricing during the next year. Management has the ability to control the repricing on non-maturity deposits, such as checking and savings accounts. A significant portion of the Company’s liabilities are Market Rate Savings accounts on which the Company generally sets the interest rate based on a national money market index. However, since early 2009, management has not reduced the interest rates paid on Market Rate Savings accounts to the extent indicated by the index because the competitive banking environment in the Company’s market area would not have supported such low interest rates.

From an income statement perspective, based on the model utilized by the Company to analyze its interest rate sensitivity, the Company’s net interest income will benefit modestly from a 200 basis point increase in interest rates, since interest income will increase more rapidly than interest expense. As of March 31, 2012, the model indicates that if market interest rates were to experience an immediate increase of 100 basis points, the Company’s net interest income would increase by approximately 0.81%, while if rates were to increase by 200 points, the Company’s net interest income would increase by approximately 3.21%. Modeling for a 100 basis points decrease in interest rates is not meaningful, due to the current rate environment. Modeling interest rate sensitivity is highly dependent on numerous assumptions used in the modeling process, and actual changes in interest income and expense may be different than projected.

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

March 31, 2012

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

WESTERN RESERVE BANCORP, INC.

CONTROLS AND PROCEDURES

March 31, 2012

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2012, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal three months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1a.	Risk Factors	Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Removed and Reserved

Item 5.	Other Information	None

WESTERN RESERVE BANCORP, INC.

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

3.1	Amended and Restated Articles of Incorporation of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2008)	*

3.2	Code of Regulations of Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form SB-2 filed with the Commission on December 29, 1997)	*

10.1	Employment Agreement of Edward J. McKeon Dated August 19, 2011 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2011)	*

10.2	Lease Agreement by and between Michael Rose DBA Washington Properties and Western Reserve Bancorp, Inc. (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 31, 1999)	*

10.3	Western Reserve Bancorp, Inc. 1998 Stock Option Plan, Amended and Restated as of August 21, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on August 26, 2008)	*

10.4	Agreement by and between Western Reserve Bancorp, Inc. and Brian K. Harr, dated June 18, 2001, as amended February 20, 2002 and November 19, 2009 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003 and Company’s Report on Form 8-K filed with the Commission on November 25, 2009)	*

10.5	Agreement by and between Western Reserve Bancorp, Inc. and Cynthia A. Mahl, dated June 18, 2001, as amended February 20, 2002 and November 19, 2009 (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 28, 2003 and the Company’s Report on Form 8-K filed with the Commission on November 25, 2009)	*

10.6	Loan Agreement between Western Reserve Bancorp, Inc. and TCF National Bank, dated May 5, 2003 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2003)	*

10.7	Western Reserve Bank Supplemental Executive Retirement Plan, Amended and restated as of December 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 27, 2006)	*

10.8	Western Reserve Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Form S-8 filed with the Commission on March 23, 2010)	*

10.9	Lease Agreement by and between Western Reserve of Brecksville, LLC and Western Reserve Bank (incorporated by reference to the Company’s Report on Form 10-KSB filed with the Commission on March 30, 2005)	*

10.10	First amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on May 16, 2005)	*

10.11	Second amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 30, 2005 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 15, 2005)	*

*	Previously filed and incorporated herein by reference.

Exhibit No.	Description of Exhibits

10.12	Western Reserve Bancorp, Inc. and Western Reserve Bank Incentive Compensation Plan, Amended and Restated as of May 1, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on May 7, 2008)	*

10.13	Third amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 20, 2006 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2006)	*

10.14	Fourth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated February 6, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)	*

10.15	Fifth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 21, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on August 14, 2007)	*

10.16	Sixth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 28, 2007 (incorporated by reference to the Company’s Report on Form 10-QSB filed with the Commission on November 14, 2007)	*

10.17	Seventh Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 1, 2008 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2008)	*

10.18	Form of Amendment to the Western Reserve Bancorp, Inc. Stock Option Grant Agreement as of October 16, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on October 22, 2008)	*

10.19	Eighth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated July 1, 2009 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on August 14, 2009)	*

10.20	Ninth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 17, 2010 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 15, 2010)	*

10.21	Tenth Amendment to the Loan Agreement and Waiver by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated March 31, 2011 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on May 16, 2011)	*

10.22	Eleventh Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated September 15, 2011 (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2011)	*

11	Statement re: Computation of Per Share Earnings (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on May 14, 2012)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

*	Previously filed and incorporated herein by reference.

Exhibit No.	Description of Exhibits

101	The following materials from Western Reserve Bancorp, Inc. on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.	*	*

*	Previously filed and incorporated herein by reference.
**	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

WESTERN RESERVE BANCORP, INC.

FORM 10-Q

Three months ended March 31, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.

Date: May 14, 2012	By:	/s/ Edward J. McKeon
Edward J. McKeon
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Cynthia A. Mahl
Cynthia A. Mahl
Executive Vice President/Chief Financial Officer
(Principal Financial Officer)