Form 10-Q
period 2012-06-30
WESTERN RESERVE BANCORP INC
filed 2012-08-13
CIK 1051473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such items).Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer [ ]                                                      Accelerated filer [ ]
Non-accelerated filer [ ]                                           Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]   No [X]

587,337 shares of common stock, no par value, $1.00 stated value as of August 8, 2012.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Three and six months ended June 30, 2012

PART I--Financial Information
		Page
ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	3

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	5

	Notes to Consolidated Financial Statements	6

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	N/A

ITEM 4	CONTROLS AND PROCEDURES	42

PART II--Other Information		43

SIGNATURES		47

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from financial institutions	$4,511,766	$4,348,105
Interest-bearing deposits in other financial institutions	19,625,899	23,100,910
Federal funds sold	230,000	243,000
Cash and cash equivalents	24,367,665	27,692,015
Securities available for sale	17,219,611	15,813,031
Loans held for sale	356,400	516,000
Loans, net of allowance of $2,838,801 and $3,009,909	140,463,577	140,607,520
Restricted stock	983,594	966,100
Other real estate owned	1,112,189	1,048,824
Premises and equipment, net	807,720	865,861
Bank owned life insurance	2,585,728	2,535,119
Prepaid Federal Deposit Insurance Corporation premiums	213,919	333,002
Accrued interest receivable and other assets	2,130,879	2,152,257
	$190,241,282	$192,529,729

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$27,831,050	$25,145,714
Interest-bearing	141,479,397	146,605,482
Total deposits	169,310,447	171,751,196
Federal Home Loan Bank advances	1,500,000	1,500,000
Accrued interest payable and other liabilities	931,741	942,040
Total Liabilities	171,742,188	174,193,236

Shareholders' Equity
Cumulative preferred stock, no par value, $1,000 per share liquidation value:
Series A, fixed rate, 4,700 shares authorized and issued at June 30, 2012 and December 31, 2011	4,700,000	4,700,000
Discount on Series A preferred stock	(113,545)	(143,824)
Series B, fixed rate, 235 shares authorized and issued at June 30, 2012 and December 31, 2011	235,000	235,000
Premium on Series B preferred stock	11,079	14,033
Common stock, no par value, $1 stated value, 1,500,000 shares authorized, 587,337 and 587,136 shares issued and outstanding as of June 30, 2012 and December 31, 2011	587,337	587,136
Additional paid-in capital	10,013,251	9,994,348
Retained earnings	2,650,273	2,552,118
Accumulated other comprehensive income	415,699	397,682
Total Shareholders' Equity	18,499,094	18,336,493
	$190,241,282	$192,529,729

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$1,809,202	$2,017,920	$3,664,037	$4,071,473
Securities:
Taxable	66,340	62,959	136,341	132,019
Tax exempt	54,164	42,433	106,649	87,024
Dividends on restricted stock	11,956	11,537	22,936	23,854
Federal funds sold and short-term investments	12,298	6,755	23,952	11,728
	1,953,960	2,141,604	3,953,915	4,326,098
Interest expense
Deposits	306,726	406,830	640,883	820,465
Borrowings	7,325	17,374	14,648	33,945
	314,051	424,204	655,531	854,410
Net interest income	1,639,909	1,717,400	3,298,384	3,471,688
Provision for loan losses	249,000	131,699	280,000	139,834
Net interest income after provision for loan losses	1,390,909	1,585,701	3,018,384	3,331,854
Noninterest income
Service charges on deposit accounts	45,178	45,061	91,229	88,074
Net gains on sales of loans	14,576	4,535	37,574	11,141
Net gain on sales of available for sale securities	0	3,934	0	3,934
Other	103,099	84,409	186,957	157,519
	162,853	137,939	315,760	260,668
Noninterest expense
Salaries and employee benefits	669,904	590,329	1,319,512	1,185,209
Occupancy and equipment	206,916	221,782	419,307	446,728
Federal deposit insurance	63,638	67,288	124,923	162,413
Data processing	102,779	97,757	206,142	188,644
Professional fees	47,541	94,939	122,941	150,883
Taxes other than income and payroll	51,534	54,083	112,883	108,096
Directors' fees	40,775	22,200	81,200	49,600
Collection and other real estate owned	82,069	82,541	151,793	189,820
Marketing and community relations	61,031	55,947	104,743	90,101
Merger costs	159,904	0	159,904	0
Other	115,068	91,983	189,574	159,987
	1,601,159	1,378,849	2,992,922	2,731,481
Income (loss) before income taxes	(47,397)	344,791	341,222	861,041
Income tax expense (benefit)	(19,944)	96,240	87,667	249,721
Net income (loss)	(27,453)	248,551	253,555	611,320

Preferred stock dividends and amortization, net	77,700	77,699	155,400	155,399

Net income (loss) available to common shareholders	$(105,153)	$170,852	$98,155	$455,921

Earnings (loss) per common share:
Basic	$(0.18)	$0.29	$0.17	$0.78
Diluted	$(0.18)	$0.29	$0.17	$0.78

Comprehensive income	$60,306	$326,978	$271,572	$695,190

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$253,555	$611,320
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	280,000	139,834
Depreciation	81,918	97,381
Net amortization of securities	53,250	15,828
Loss on disposal of other real estate owned	3,520	0
Net realized gain on sale of securities	0	(3,934)
Net gain on sale of loans	(37,574)	(11,141)
Stock-based compensation expense	0	365
Origination of loans held for sale	(1,614,400)	(517,000)
Proceeds from loans held for sale	1,811,574	764,141
Loss on disposal of fixed assets	0	561
Earnings on bank owned life insurance	(50,609)	(49,731)
Net change in other assets and other liabilities	120,879	128,723
Net cash from operating activities	902,113	1,176,347

Cash flows from investing activities
Net increase in interest bearing deposits in other banks
Available for sale securities:
Sales	0	693,488
Maturities, repayments and calls	1,200,101	1,008,104
Purchases	(2,632,633)	(402,127)
Purchase of restricted stock	(1,300)	0
Loan originations and payments, net	(256,817)	2,235,259
Proceeds from sale of other real estate owned	53,875	0
Additions to premises and equipment	(23,776)	(254)
Net cash from investing activities	(1,660,550)	3,534,470

Cash flows from financing activities
Net change in deposits	(2,440,749)	(738,030)
Proceeds from FHLB advances and other debt	0	1,000,000
Repayments of FHLB advances and other debt	0	(1,400,000)
Cash dividends paid	(128,075)	(128,075)
Proceeds from issuance of common stock under ESPP	2,911	6,170
Net cash from financing activities	(2,565,913)	(1,259,935)

Net change in cash and cash equivalents	(3,324,350)	3,450,882
Beginning cash and cash equivalents	27,692,015	14,496,494
Ending cash and cash equivalents	$24,367,665	$17,947,376

Supplemental cash flow information:
Interest paid	$654,582	$855,667
Income taxes paid	87,667	140,000

Supplemental disclosure of noncash investing activities:
Transfer from loans to other real estate owned	$120,760	$0

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings per Common Share: Basic earnings per common share equal net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Earnings per common share are computed as follows:

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(27,453)	$248,551	$253,555	$611,320
Less: Preferred stock dividends and amortization, net	(77,700)	(77,699)	(155,400)	(155,399)
Net income (loss) available to common shareholders	$(105,153)	$170,852	$98,155	$455,921

Denominator:
Denominator for basic earnings per share available to common shareholders-weighted average shares	587,337	586,417	587,238	586,253

Effect of dilutive shares:
Nonqualified stock options	0	0	34	0

Denominator for diluted earnings per share available to common shareholders	587,337	586,417	587,272	586,253

Basic earnings (loss) per common share	$(0.18)	$0.29	$0.17	$0.78

Diluted earnings (loss) per common share	$(0.18)	$0.29	$0.17	$0.78

Stock options not considered in computing diluted earnings per common share because they were antidilutive	96,387	98,137	55,395	98,137

Income Taxes:  The provision for income tax for the first six months of 2012 was $87,667 on pre-tax income of $341,222 as compared to $249,721 on pre-tax income of $861,041 for the same period a year ago. The provision for federal income tax differs from pretax net income (loss) multiplied by the Company’s effective tax rate due primarily to the Company’s tax exempt interest income and earnings on Bank Owned Life Insurance (BOLI). The Company and its subsidiary file consolidated income tax returns.

The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred federal tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial statement and tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the related tax benefits will not be realized. When determining the amount of deferred tax assets that are more likely than not to be realized, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected reversal of deferred tax items. Specifically, management considered the Company’s history of profitability, its history of paying income taxes, the trends in credit quality in its loan portfolio, and projections for 2012 and 2013. In management’s opinion, it is more likely than not that the tax benefits will be realized, therefore no valuation allowance has been established at June 30, 2012.

Reclassifications: For comparative purposes, certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation.

Adoption of New Accounting Standards:

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition, but the additional disclosures are included in Note 7.

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

NOTE 2 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
U.S. Treasury and federal agency	$1,496,871	$46,042	$0	$1,542,913
Mortgage-backed residential:
Guaranteed by GNMA	5,416,906	67,313	(3,592)	5,480,627
Issued by FHLMC	1,091,377	44,290	0	1,135,667
Issued by FNMA	970,073	92,071	0	1,062,144
Tax-free municipal	6,788,552	347,257	(7,511)	7,128,298
Taxable municipal	825,985	43,977	0	869,962
	$16,589,764	$640,950	$(11,103)	$17,219,611

December 31, 2011
U.S. Treasury and federal agency	$1,512,594	$10,079	$0	$1,522,673
Mortgage-backed residential:
Guaranteed by GNMA	4,577,382	64,360	(6,828)	4,634,914
Issued by FHLMC	1,303,203	49,088	0	1,352,291
Issued by FNMA	1,242,627	112,280	0	1,354,907
Tax-free municipal	5,746,801	355,410	0	6,102,211
Taxable municipal	827,875	20,437	(2,277)	846,035
	$15,210,482	$611,654	$(9,105)	$15,813,031

All mortgage-backed securities are residential mortgage-backed securities issued by U.S. government sponsored entities.

Sales and calls of securities during the six months ended June 30, 2012 and 2011 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Proceeds of sales	$0	$693,488	$0	$693,488
Proceeds of calls	0	0	0	0
Gross gains	0	23,158	0	23,158
Gross losses	0	(19,224)	0	(19,224)

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

	Amortized Cost	Fair Value
Less than one year	$220,171	$222,904
One to five years	3,362,672	3,598,023
Five to ten years	4,663,735	4,806,354
Ten to fifteen years	864,830	913,892
Mortgage-backed residential	7,478,356	7,678,438
	$16,589,764	$17,219,611

Securities pledged to secure public deposits at June 30, 2012 and December 31, 2011 had carrying amounts of $8,904,412 and $9,391,611, respectively.

The following table summarizes securities with unrealized losses at June 30, 2012 and December 31, 2011, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2012
Mortgage backed residential:
Guaranteed by GNMA	$1,117,688	$(3,592)	$0	$0	$1,117,688	$(3,592)
Issued by FNMA	0	0	0	0	0	0
Issued by FHLMC	0	0	0	0	0	0
Tax-free municipal	921,679	(7,511)	0	0	921,679	(7,511)
Taxable municipal	0	0	0	0	0	0
Total	$2,039,367	$(11,103)	$0	$0	$2,039,367	$(11,103)

December 31, 2011
Mortgage backed residential:
Guaranteed by GNMA	$789,603	$(6,828)	$0	$0	$789,603	$(6,828)
Issued by FNMA	0	0	0	0	0	0
Issued by FHLMC	0	0	0	0	0	0
Tax-free municipal	0	0	0	0	0	0
Taxable municipal	261,585	(2,277)	0	0	261,585	(2,277)
Total	$1,051,188	$(9,105)	$0	$0	$1,051,188	$(9,105)

At June 30, 2012 and December 31, 2011, there were no securities that were in an unrealized loss position greater than twelve months. Management has the intent and ability to hold the securities that were in an unrealized loss position for the foreseeable future and does not believe it is likely the Company will be required to sell the securities before recovery of their amortized cost.

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES (continued)

At June 30, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than Ginnie Mae, Fannie Mae and Freddie Mac, in an amount greater than 10% of shareholders’ equity. The U.S. Government has affirmed its support for the obligations of these entities.

NOTE 3 – LOANS

The composition of the loan portfolio at June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
Commercial real estate	$99,517,863	$99,920,808
Commercial business	25,018,115	24,568,450
Residential mortgages:
Home equity lines of credit	12,639,816	12,691,997
1-4 family residential	758,237	857,847
Consumer:
Installment	4,908,259	4,856,881
Purchased auto loans	460,088	721,446
	143,302,378	143,617,429
Less allowance for loan losses	2,838,801	3,009,909
	$140,463,577	$140,607,520

The following table presents the activity in the allowance for loans losses by portfolio segment for the three and six months ended June 30, 2012:

Three months ended June 30, 2012
Allowance for loan losses:	Commercial Real Estate	Commercial Business	Residential	Consumer	Unallocated	Total
Beginning Balance	$2,311,553	$579,405	$104,124	$34,460	$25,721	$3,055,263
Loans charged off	(285,562)	(173,244)	(34,171)	0	0	(492,977)
Recoveries	27,358	0	0	157	0	27,515
Provision for loan losses	101,536	121,135	36,254	(8,835)	(1,090)	249,000
Total ending allowance balance	$2,154,885	$527,296	$106,207	$25,782	$24,631	$2,838,801

Six months ended June 30, 2012
Allowance for loan losses:	Commercial Real Estate	Commercial Business	Residential	Consumer	Unallocated	Total
Beginning Balance	$2,292,656	$495,964	$117,182	$42,039	$62,068	$3,009,909
Loans charged off	(300,139)	(173,244)	(38,560)	0	0	(511,943)
Recoveries	60,612	0	0	223	0	60,835
Provision for loan losses	101,756	204,576	27,585	(16,480)	(37,437)	280,000
Total ending allowance balance	$2,154,885	$527,296	$106,207	$25,782	$24,631	$2,838,801

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012 and December 31, 2011.

	Commercial Real Estate	Commercial Business	Residential Mortgages	Consumer	Unallocated	Total
June 30, 2012
Allowance for loan losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$357,747	$21	$0	$0	$0	$357,768
Collectively evaluated for impairment	1,797,138	527,275	106,207	25,782	24,631	2,481,033
Total ending allowance balance	$2,154,885	$527,296	$106,207	$25,782	$24,631	$2,838,801

Loans
Loans individually evaluated for impairment	$5,962,146	$401,480	$277,706	$0	$0	$6,641,332
Loans collectively evaluated for impairment	93,555,717	24,616,635	13,120,347	5,368,347	0	136,661,046
Total ending loans balance	$99,517,863	$25,018,115	$13,398,053	$5,368,347	$0	$143,302,378

December 31, 2011
Allowance for loan losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$568,235	$729	$0	$0	$0	$568,964
Collectively evaluated for impairment	1,724,421	495,235	117,182	42,039	62,068	2,440,945
Total ending allowance balance	$2,292,656	$495,964	$117,182	$42,039	$62,068	$3,009,909

Loans
Loans individually evaluated for impairment	$6,257,562	$157,991	$324,066	$0	$0	$6,739,619
Loans collectively evaluated for impairment	93,663,246	24,410,459	13,225,778	5,578,327	0	136,877,810
Total ending loans balance	$99,920,808	$24,568,450	$13,549,844	$5,578,327	$0	$143,617,429

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012:

June 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate	$4,779,049	$3,732,760	$0
Commercial business	398,654	398,654	0
Residential mortgage:
Home equity lines of credit	239,007	173,400	0
1-4 family residential	104,306	104,306	0
Consumer:
Installment	0	0	0
Purchased auto loans	0	0	0

With an allowance recorded:
Commercial real estate	2,229,385	2,229,385	357,747
Commercial business	2,827	2,827	21
Residential mortgage:
Home equity lines of credit	0	0	0
1-4 family residential	0	0	0
Consumer:
Installment	0	0	0
Purchased auto loans	0	0	0
Total	$7,753,228	$6,641,332	$357,768

The recorded investment in loans excludes accrued interest receivable due to immateriality. The unpaid principal balance for purposes of this table includes $1,111,896 that has been partially charged off but not forgiven as of June 30, 2012.

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of December 31, 2011:

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate	$5,242,788	$4,019,778	$0
Commercial business	150,164	150,164	0
Residential mortgage:
Home equity lines of credit	239,007	211,960	0
1-4 family residential	112,106	112,106	0
Consumer:
Installment	0	0	0
Purchased auto loans	0	0	0

With an allowance recorded:
Commercial real estate	2,237,784	2,237,784	568,235
Commercial business	7,827	7,827	729
Residential mortgage:
Home equity lines of credit	0	0	0
1-4 family residential	0	0	0
Consumer:
Installment	0	0	0
Purchased auto loans	0	0	0
Total	$7,989,676	$6,739,619	$568,964

The recorded investment in loans excludes accrued interest receivable due to immateriality. The unpaid principal balance for purposes of this table includes $1,250,057 that has been partially charged off but not forgiven.

Interest income recognized during impairment for all periods was immaterial.

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

The following table presents the average recorded investment in loans individually evaluated for impairment as of and for the three months and six months ended June 30:

	Average Recorded Investment for the:
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
With no related allowance recorded:
Commercial real estate	$3,863,865	$2,200,579	$3,907,829	$2,070,082
Commercial business	405,616	189,885	412,551	196,853
Residential mortgage:
Home equity lines of credit	190,486	232,306	199,689	235,446
1-4 family residential	106,000	86,384	107,760	86,963
Consumer:
Installment	0	0	0	0
Purchased auto loans	0	0	0	0

With an allowance recorded:
Commercial real estate	2,238,680	4,153,112	2,246,805	4,419,299
Commercial business	4,077	0	5,256	0
Residential mortgage:
Home equity lines of credit	0	0	0	0
1-4 family residential	0	0	0	0
Consumer:
Installment	0	0	0	0
Purchased auto loans	0	0	0	0
Total	$6,808,724	$6,862,266	$6,879,890	$7,008,643

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2012 and December 31, 2011.

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Commercial real estate	$3,337,272	$4,058,439	$0	$0
Commercial business	401,480	157,991	0	0
Residential mortgage:
Home equity lines of credit	173,400	211,960	0	0
1-4 family residential	104,306	112,106	0	0
Consumer:
Installment	0	0	0	0
Purchased auto loans	0	0	0	0
Total	$4,016,458	$4,540,496	$0	$0

At June 30, 2012, there was $2,624,874 in restructured loans not included in nonaccrual loans, and $1,480,763 in restructured loans included in nonaccrual loans, all of which are considered impaired. At December 31, 2011, there was $2,199,123 in restructured loans not included in nonaccrual loans, and $968,033 in restructured loans included in nonaccrual loans, all of which were considered impaired. The restructured loans still on accrual status were performing in accordance with their modified terms.

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

Nonaccrual loans and loans past due ninety days or more and still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2012 and December 31, 2011:

June 30, 2012	30 - 59 Days Past Due	60 - 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Not Past Due	Total
Commercial real estate	$2,965,572	$0	$989,174	$3,954,746	$95,563,117	$99,517,863
Commercial business	64,196	72,959	276,153	413,308	24,604,807	25,018,115
Residential mortgage:
Home equity lines of credit	0	0	173,400	173,400	12,466,416	12,639,816
1-4 family residential	0	0	48,821	48,821	709,416	758,237
Consumer:
Installment	4,907	3,425	0	8,332	4,899,927	4,908,259
Purchased auto loans	0	0	0	0	460,088	460,088
Total	$3,034,675	$76,384	$1,487,548	$4,598,607	$138,703,771	$143,302,378

At June 30, 2012, included in loans not past due are $1,463,126 of the $4,016,458 of nonaccrual loans that are current in accordance with their original or modified contractual terms.

December 31, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Not Past Due	Total
Commercial real estate	$370,075	$468,600	$2,549,067	$3,387,742	$96,533,066	$99,920,808
Commercial business	74,959	159,348	63,634	297,941	24,270,509	24,568,450
Residential mortgage:
Home equity lines of credit	0	0	211,960	211,960	12,480,037	12,691,997
1-4 family residential	0	110,121	0	110,121	747,726	857,847
Consumer:
Installment	0	0	0	0	4,856,881	4,856,881
Purchased auto loans	561	0	0	561	720,885	721,446
Total	$445,595	$738,069	$2,824,661	$4,008,325	$139,609,104	$143,617,429

At December 31, 2011, included in loans not past due are $1,270,801 of the $4,540,496 of nonaccrual loans that are current in accordance with their original or modified contractual terms.

Troubled Debt Restructurings

Troubled debt restructurings are considered impaired and are included in the previous loan disclosures in this footnote.

During the six months ended June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. To be considered a troubled debt restructuring, the modification must meet two conditions: 1) a concession has been granted and 2) the borrower is experiencing financial difficulty. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of several factors, including the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification, whether the borrower is able to obtain funds elsewhere, whether the borrower is in the process of declaring bankruptcy and other similar indications of financial challenges. This evaluation is performed under the Company’s internal underwriting policy.

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

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

The Company has allocated $94,921 and $77,348 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011. At June 30, 2012, the Company had committed to lend an additional $200,000 to one borrower with an outstanding loan that is classified as a troubled debt restructuring. There were no such commitments at December 31, 2011.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2012:

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings:
Commercial real estate	2	$448,537	$448,537	3	$1,803,809	$1,803,809
Commercial business	0	0	0	0	0	0
Residential mortgage	0	0	0	0	0	0
Total	2	$448,537	$448,537	3	$1,803,809	$1,803,809

The modifications of the loans included extensions of the maturity date for periods ranging from three months to two years, a repayment structure not ordinarily offered to other borrowers and a rate lower than would ordinarily have been charged for a loan of similar credit quality.

The troubled debt restructurings described above resulted in a reduction of $6,655 in the allowance for loan losses and did not result in any chargeoff for the three or six months ended June 30, 2012. The loans are all current under their modified terms.

The following table presents loans by class modified as troubled debt restructurings, for which a payment default occurred within twelve months following the modification, during the three and six months ended June 30, 2012.

	For the three months ended June 30, 2012		For the six months ended June 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment

Troubled Debt Restructurings:
Commercial real estate	1	$125,490	1	$125,490
Commercial business	0	0	0	0
Residential mortgage	0	0	0	0
Total	1	$125,490	1	$125,490

A loan is generally considered to be in payment default once it is 30 days contractually past due under the modified terms. The loan considered to be in default of their terms as described above did not result in any charge offs for the three and six months ended June 30, 2012.

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

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total

Commercial real estate	$83,162,188	$5,185,106	$11,170,569	$0	$0	$99,517,863
Commercial business	21,900,813	2,365,150	752,152	0	0	25,018,115
Residential mortgage:
Home equity lines of credit	2,257	199,139	564,697	0	11,873,723	12,639,816
1-4 family residential	0	0	104,306	0	653,931	758,237
Consumer:
Installment	0	42,553	0	0	4,865,706	4,908,259
Purchased auto loans	0	0	0	0	460,088	460,088
Total	$105,065,258	$7,791,948	$12,591,724	$0	$17,853,448	$143,302,378

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total

Commercial real estate	$81,002,951	$8,093,789	$10,824,068	$0	$0	$99,920,808
Commercial business	22,767,800	925,810	874,840	0	0	24,568,450
Residential mortgage:
Home equity lines of credit	0	199,139	603,257	0	11,889,601	12,691,997
1-4 family residential	0	0	112,106	0	745,741	857,847
Consumer:
Installment	0	48,224	0	0	4,808,657	4,856,881
Purchased auto loans	0	0	0	0	721,446	721,446
Total	$103,770,751	$9,266,962	$12,414,271	$0	$18,165,445	$143,617,429

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

	Residential mortgage		Consumer
June 30, 2012	Home equity lines of credit	1-4 family residential	Installment	Purchased auto loans
Performing	$12,466,416	$653,931	$4,908,259	$460,088
Nonperforming	173,400	104,306	0	0
Total	$12,639,816	$758,237	$4,908,259	$460,088

	Residential mortgage		Consumer
December 31, 2011	Home equity lines of credit	1-4 family residential	Installment	Purchased auto loans
Performing	$12,480,037	$745,741	$4,856,881	$721,446
Nonperforming	211,960	112,106	0	0
Total	$12,691,997	$857,847	$4,856,881	$721,446

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - DEPOSITS

Interest-bearing deposits at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Interest-bearing demand	$13,551,032	$13,414,665
Savings and money market	74,079,553	72,971,049
Time under $100,000	24,799,819	26,583,043
Time $100,000 and over	29,048,993	33,636,725
	$141,479,397	$146,605,482

At June 30, 2012 and December 31, 2011, the Bank had $13,383,986 and $14,461,513, respectively, in national market certificates of deposit, primarily in amounts that qualify for FDIC insurance coverage. In addition, there were $4,271,710 and $6,317,020 at June 30, 2012 and December 31, 2011, respectively in Certificate of Deposit Account Registry Service (CDARS) program reciprocal deposits.

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Federal Home Loan Bank (FHLB) advances were $1,500,000 at June 30, 2012 and December 31, 2011. The advances at June 30, 2012 are collateralized by approximately $53,773,255 of loans secured by real estate under a blanket lien agreement and $489,100 of FHLB stock. At June 30, 2012, additional borrowing capacity was $22,635,396.

The Company has the ability to borrow under various other credit facilities that totaled $4,390,027 at June 30, 2012. Of this amount, $1,000,000 is available for short-term borrowing under an unsecured federal funds line through a correspondent bank at overnight borrowing rates and $3,390,027 is available from a correspondent bank secured by a portion of the Company’s securities.

NOTE 6 – STOCK-BASED COMPENSATION PLAN

The following is the stock option activity for the six months ended June 30, 2012:

	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	97,637	$18.60
Forfeited	(1,250)	22.80
Exercised	0	0.00
Granted	0	0.00

Options outstanding, end of period	96,387	$18.55

Options exercisable, end of period	96,387	$18.55

Intrinsic value is defined as the excess of the price of the Company’s stock over the exercise price of the option. The intrinsic value of the options outstanding and exercisable at June 30, 2012 was $841,737.

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

In accordance with USPAP standards, appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been certified by the third-party vendor used by the Company. As part of its service, the appraiser management firm also obtains an external review of its appraisals prior to delivery to the Company to ensure the methods are appropriate and the results are consistent with industry standards. Once received, the Chief Lending Officer reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. The most recent analysis performed indicated that a discount of 25% should be applied to properties with appraisals performed more than 12 months prior to the valuation date.

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE (continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale:
U.S. Treasury and federal agency	$0	$1,542,913	$0	$1,542,913
Mortgage-backed residential
Guaranteed by GNMA	0	5,480,627	0	5,480,627
Issued by FHLMC	0	1,135,667	0	1,135,667
Issued by FNMA	0	1,062,144	0	1,062,144
Tax free municipal	0	7,128,298	0	7,128,298
Taxable municipal	0	869,962	0	869,962
Total investment securities available for sale	$0	$17,219,611	$0	$17,219,611

	Fair Value Measurements at December 31, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale:
U.S. Treasury and federal agency	$0	$1,522,673	$0	$1,522,673
Mortgage-backed residential
Guaranteed by GNMA	0	4,634,914	0	4,634,914
Issued by FHLMC	0	1,352,291	0	1,352,291
Issued by FNMA	0	1,354,907	0	1,354,907
Tax free municipal	0	6,102,211	0	6,102,211
Taxable municipal	0	846,035	0	846,035
Total investment securities available for sale	$0	$15,813,031	$0	$15,813,031

There were no transfers between Level 1 and Level 2 during the three or six months ended June 30, 2012 or during the period ended December 31, 2011.

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE (continued)

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at June 30, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans:
Commercial real estate	$0	$0	$1,196,060	$1,196,060
Commercial business	0	0	2,806	2,806
Home equity line of credit	0	0	173,400	173,400
Other real estate owned, net:
Commercial real estate	0	0	991,429	991,429
Commercial business	0	0	0	0
Residential	0	0	0	0

	Fair Value Measurements at December 31, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans:
Commercial real estate	$0	$0	$2,189,127	$2,189,127
Commercial business	0	0	7,098	7,098
Home equity line of credit	0	0	211,960	211,960
Other real estate owned, net:
Commercial real estate	0	0	991,429	991,429
Commercial business	0	0	0	0
Residential	0	0	57,395	57,395

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $1,635,113 with a valuation allowance of $262,847 at June 30, 2012. Excluded from the fair value of impaired loans is $1,236,560 of loans classified as troubled debt restructurings (“TDR”) which are evaluated for impairment using the present value of estimated future cash flows. Included in the value of impaired loans presented above is $639,460 of loans that have been charged down to fair value. Charge offs related to changes in the fair value of impaired loans were $249,635 and $304,774 for the three and six months ended June 30, 2012, respectively.

At December 31, 2011, impaired loans had a recorded investment of $2,899,801, with a valuation allowance of $491,616. Excluded from the fair value of impaired loans at December 31, 2011 disclosed above is $802,117 of loans classified as TDR which are evaluated for impairment using the present value of estimated cash flows. Included in the value of impaired loans presented above is $1,456,307 of loans that have been charged down to fair value. Impaired loans resulted in an additional provision for loan losses of approximately $149,406 for the three and six months ended June 30, 2011.

Other real estate owned, measured at fair value less costs to sell, had a net carrying amount of $991,429 at June 30, 2012. No impairment was recorded in the three months ended June 30, 2012. One property was sold during the six months ended June 30, 2012, resulting in a loss of $3,520.

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012:

	Fair value	Valuation techniques	Unobservable inputs	Weighted Average Discount
Impaired loans

Commercial real estate	$1,196,060	Market and income approach	Adjustment for differences between comparable sales and estimated selling costs	11%
Commercial business	$2,806	Market and income approach	Adjustment for differences between comparable sales and estimated selling costs	18%

Residential	$173,400	Market approach	Adjustment for differences between comparable sales and estimated selling costs	52%

Other real estate owned

Commercial real estate	$991,429	Market and income approach	Adjustment for differences between comparable sales and estimated selling costs	8%

The loans summarized above include both those for which a partial write-down of value has been recorded and those for which a specific reserve has been established. Each of the loans included above is evaluated on an individual basis according the terms of the contract and the circumstances of the borrower. The unobservable inputs, identified and determined by management, may be revised based on changes in those circumstances or other factors.

The carrying amounts and estimated fair values of financial instruments at June 30, 2012 are as follows:

	Fair Value Measurements at June 30, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$24,367,665	$24,368,000	$0	$0	$24,368,000
Securities available for sale	17,219,611	0	17,220,000	0	17,220,000
Restricted stock	983,594	N/A	N/A	N/A	N/A
Loans, net of allowance	140,463,577	0	0	142,867,000	142,867,000
Loans held for sale	356,400	0	363,600	0	363,600
Accrued interest receivable	470,464	2,000	88,000	380,000	470,000

Financial liabilities
Demand deposits	(41,382,082)	(41,382,000)	0	0	(41,382,000)
Savings and money market deposits	(74,079,553)	(74,080,000)	0	0	(74,080,000)
Time deposits	(53,848,812)	0	(53,365,000)	0	(53,365,000)
Federal Home Loan Bank advances	(1,500,000)	0	(1,527,000)	0	(1,527,000)
Accrued interest payable	(48,056)	0	(48,000)	0	(48,000)

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE (continued)

The carrying amounts and estimated fair values of financial instruments at December 31, 2011 are as follows:

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$27,692,015	$27,692,000
Securities available for sale	15,813,031	15,813,000
Restricted stock	966,100	N/A
Loans, net of allowance	140,607,520	137,021,000
Loans held for sale	516,000	524,000
Accrued interest receivable	471,172	471,000

Financial liabilities
Demand deposits	(38,560,379)	(38,560,000)
Savings and money market deposits	(72,971,049)	(72,971,000)
Time deposits	(60,219,768)	(59,809,000)
Federal Home Loan Bank advances	(1,500,000)	(1,554,000)
Accrued interest payable	(47,107)	(47,000)

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1.

(b)	Restricted Stock

It is not practical to determine the fair value of restricted stock, which includes shares issued by the Federal Home Loan Bank, Federal Reserve Bank and Great Lakes Bankers Bank, due to restrictions placed on its transferability.

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

NOTE 8 – REGULATORY CAPITAL MATTERS

At June 30, 2012 and December 31, 2011, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

	Western Reserve Bank		Minimum Required for Capital Adequacy Purposes		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital to risk-weighted assets	$19,895	13.6%	$11,740	8.0%	$14,675	10.0%

Tier 1 (Core) Capital to risk-weighted assets	18,048	12.3%	5,870	4.0%	8,805	6.0%

Tier 1 (Core) Capital to average assets	18,048	9.5%	7,633	4.0%	9,542	5.0%

December 31, 2011

Total Capital to risk-weighted assets	$19,597	13.5%	$11,636	8.0%	$14,545	10.0%

Tier 1 (Core) Capital to risk-weighted assets	17,764	12.2%	5,818	4.0%	8,727	6.0%

Tier 1 (Core) Capital to average assets	17,764	9.1%	7,801	4.0%	9,751	5.0%

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – REGULATORY CAPITAL MATTERS (continued)

As of June 30, 2012 and December 31, 2011, the Bank met the requirements to be considered well capitalized. Due to the operating losses of the Bank in 2010, regulatory approval would be needed to pay dividends from the Bank to the Holding Company.

NOTE 9 – BUSINESS COMBINATION

On June 5, 2012, Western Reserve Bancorp, Inc. and Westfield Bancorp, Inc. (“Westfield”) announced the signing of an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Western Reserve will be merged with and into Westfield (the “Merger”). In connection with the Merger, the Company’s wholly-owned commercial bank subsidiary, Western Reserve Bank, will be merged with and into Westfield’s wholly-owned bank subsidiary, Westfield Bank, FSB.

Under the terms of the Agreement, the Company’s shareholders will receive cash equal to $29.00 per common share, subject to certain possible adjustments. In addition, each outstanding share of Series A and Series B preferred stock, issued to the United States Department of the Treasury (the “Treasury Department”) pursuant to its Capital Purchase Program, will be redeemed for the respective principal amount of each share of each series ($4,935,000 in the aggregate) along with any accrued and unpaid dividends thereon. The aggregate transaction value is approximately $18,040,000.

The Merger has been approved by the Board of Directors of both Western Reserve and Westfield and is subject to approval by Western Reserve’s shareholders, receipt both of customary regulatory approvals and of certain governmental consents related to the Series A and Series B preferred stock held by the Treasury Department. The Merger is expected to be completed late in the fourth quarter of 2012 or in the first quarter of 2013.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2012

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at June 30, 2012, to that of December 31, 2011, and the results of operations for the three and six months ended June 30, 2012 and 2011. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

After considerable deliberations and negotiation, on June 5, 2012, Western Reserve Bancorp, Inc. announced that its Board of Directors had unanimously agreed to merge Western Reserve Bancorp, Inc. with and into Westfield Bancorp, Inc. (Westfield).  While Western Reserve was not seeking an affiliation partner, after being approached by Westfield, the Board considered many factors, including the cash purchase price of $29.00 per common share (subject to certain adjustments), the potential impact on shareholder value of remaining independent in light of current economic, competitive and regulatory conditions, the ability of Westfield to complete the merger, and the long-term interests of Western Reserve shareholders, as well as its employees, customers, and communities it serves.  The merger is subject to receipt of shareholder approval by Western Reserve’s shareholders, regulatory approvals by Westfield’s regulators, and other customary conditions.  It is expected that a special meeting of Western Reserve’s shareholders will be held on October 25, 2012 to vote on the merger.  It is expected that the transaction will close late in the fourth quarter of 2012.  For additional details, please refer to the Merger Agreement that was filed by Western Reserve with the SEC as an Exhibit to Form 8-K on June 5, 2012.

FINANCIAL CONDITION

Assets

Total assets as of June 30, 2012 decreased by $2,288,447 or 1.2% to $190,241,282 compared with $192,529,729 at December 31, 2011.

Cash and cash equivalents decreased $3,324,350, or 12.0%, to $24,367,665 from $27,692,015 at year-end 2011 due to a planned increase in available for sale securities and a reduction in deposit balances as part of the Company’s strategy to reduce the overall cost of funds.

Total loans before the allowance for loan losses decreased by $315,051 to $143,302,378 during the first six months of the year. As of June 30, 2012, commercial real estate loans totaled $99,517,863 or 69.5% of total loans and commercial business loans totaled $25,018,115, or 17.5% of total loans. Home equity lines and residential real estate loans totaled $13,398,053, or 9.3% of total loans and consumer and other loans totaled $5,368,347, or 3.7% of total loans.

The Company’s loan-to-deposit ratio increased to 84.6% at June 30, 2012, compared to 83.6% at December 31, 2011. The Company’s loan-to-assets ratio also increased in the first six months of 2012, to 75.3% at June 30, 2012 from 74.6% at December 31, 2011. Management anticipates that the loan-to-deposit ratio for the remainder of 2012 will be in the range of 85% to 90% and the loan to assets ratio will be approximately 75% to 80%.

Of the total loans at June 30, 2012, approximately $100,724,069 or 70.3% are at a variable interest rate, and $42,578,309 or 29.7% are at a fixed interest rate.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2012

The allowance for loan losses is maintained at a level considered by management to be adequate to cover probable incurred credit losses in the loan portfolio. Management’s determination of the appropriate provision for loan losses and the adequacy of the allowance for loan losses is based on the Company’s historical losses by portfolio segment, adjusted for environmental factors which management believes are representative of the probable expected loss experience of the Company. Other factors considered by management include the composition of the loan portfolio, economic conditions, the creditworthiness of the Company’s borrowers, the value of underlying collateral and other related factors. The Company’s loan loss methodology provides larger allowances for loans with risk grades indicating increased risk characteristics. These factors are updated on a quarterly basis, and reviewed by an internal Allowance for Loan and Lease Loss Committee and by a Board-level Loan Review Committee. The Company believes the allowance for loan losses at June 30, 2012, is adequate to absorb probable incurred losses in the loan portfolio.

Management continues to diligently focus on reducing the level of non-performing loans, through restoration to earning status, paydown or chargeoff. Loans charged off totaled $492,977 and $511,943 for the three and six months ended June 30, 2012 and recoveries for the same period were $27,515 and $60,835. During the like periods in 2011, loans totaling $703,100 and $769,099 were charged off and recoveries of $25,229 and $45,595 were recorded on loans previously charged off.

The allowance for loan losses was 1.98% and 2.10% of total loans at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, $357,768 or 12.6% of the allowance for loan losses was allocated to impaired loan balances individually. At December 31, 2011, $568,964 or 18.9% of the allowance for loan losses was allocated to impaired loan balances individually. The decline in the allowance as a percentage of loans is primarily due to lower levels of specific allocations on impaired loans, combined with stable to improving trends in credit quality.

At June 30, 2012, nineteen loans to sixteen borrowers totaling $4,016,458 were in nonaccrual status, compared to twenty-three loans to eighteen borrowers totaling $4,540,496 at year-end 2011. Additionally, at June 30, 2012, there were six loans to four borrowers not on nonaccrual status totaling $2,624,875 classified as Troubled Debt Restructurings (TDRs) because concessions had been made due to each borrower’s financial difficulty. At December 31, 2011, the TDR balances totaled $2,199,123. The borrowers with accruing TDR loans were making payments in accordance with their modified terms at June 30, 2012 and December 31, 2011. The Company continues to work with its borrowers who are experiencing financial difficulty, many of whom have been customers for several years and have been negatively impacted by the recessionary economic conditions.

Loans graded other than “Pass” are typically in industries displaying distress in the current economy. As the grades become more adverse, the related industry is likely displaying greater sensitivity to the current economic conditions and the borrower’s financial strength may have deteriorated. Industries such as commercial real estate management and real estate development have been particularly affected by recent economic conditions. The Company continues to receive and review financial information from its borrowers as part of the grading process. Improved financial results from borrowers may allow the Company to upgrade loan relationships. Loans graded as Pass increased from 72.3% of the total loan portfolio at December 31, 2011 to 73.3% at June 30, 2012. Classified loans, including Special Mention and Substandard, decreased from $21,681,233 or 15.1% of the portfolio at December 31, 2011 to $20,383,672 or 14.2% of the portfolio at June 30, 2012. The remaining loans in the portfolio, which are homogeneous in nature, are not individually graded but are evaluated for credit quality primarily by aging status.

At June 30, 2012, the Company’s other real estate owned (OREO) totaled $1,112,189 and consisted of three commercial real estate properties and one residential property. This amount represents the fair value of each property reduced by management’s estimate of anticipated costs to market and sell the property. The Company has independent appraisals on each of its OREO properties performed at the time of acquisition as well as on an annual basis by an outside appraiser in conformance with USPAP standards. The Company adjusts the carrying values (net of costs to sell) accordingly. If the condition of a property or the market were to change significantly, the Company would determine whether an updated valuation was needed on a more frequent basis. During the first half of 2012, a residential property was sold resulting in net proceeds of $53,875 and a loss on sale of $3,520, and two properties totaling $120,760 were added. Rental income for the first six months was $35,250 and total expenses related to the properties for the same period were $41,959.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2012

One of the commercial properties is an 18,750 square foot industrial office/warehouse building that is subject to two month-to-month leases. A second commercial property is an 8,578 square foot, one-story retail building currently subject to a month-to-month lease. Both of these properties are listed with real estate brokers and are actively being marketed. A third property, acquired in May, 2012, is a 1,752 square foot commercial office building that is not currently leased. The Company has contracted with a real estate consultant to prepare and list the property for sale as soon as practicable. The fourth property, acquired in June, 2012, is a residential dwelling that is not currently subject to a lease. The Company intends to prepare and list the property for sale as soon as practicable. It is expected that these properties could take up to 12-18 months to market and sell.

Liabilities

Deposits were $169,310,447 at June 30, 2012, a decrease of 1.4% from $171,751,196 at December 31, 2011. Deposits consisted of the following:

	June 30, 2012		December 31, 2011
	Amount	Percent of Portfolio	Amount	Percent of Portfolio
Noninterest bearing demand deposits	$27,831,050	16.4%	$25,145,714	14.7%
Interest-bearing NOW accounts	13,551,032	8.0%	13,414,665	7.8%
Savings and money market accounts	74,079,553	43.8%	72,971,049	42.5%
Certificates of deposit (CDs)	45,845,211	27.1%	52,094,598	30.3%
Individual Retirement Arrangements	8,003,601	4.7%	8,125,170	4.7%
Total Deposits	$169,310,447	100.0%	$171,751,196	100.0%

Included in the time deposits total at June 30, 2012 were $13,383,986 of national market CDs, primarily from other banks and credit unions, in amounts that qualify for FDIC insurance, with original terms ranging from twelve months to five years, and rates ranging from 0.70% to 4.90%. As of June 30, 2012, the weighted average interest rate paid on these CDs was 2.03% and the weighted average remaining maturity was 20.9 months. As of December 31, 2011 there were $14,461,153 of national market CDs with a weighted average rate of 2.03% and a weighted average remaining term of 24.7 months. Although management believes these CDs were obtained at market rates at the time they were originated, they may be more price sensitive than local deposits.

The Company participates in the Certificate of Deposit Account Registry Service (CDARS) program which allows depositors to maintain a deposit relationship with the Bank but place funds in amounts less than the FDIC insurance limit at various banks to maintain deposit insurance. In return, the Bank can receive reciprocal deposits from other institutions participating in the CDARS program. The Bank had $4,271,710 and $6,317,020 of customer funds placed in reciprocal deposits with the CDARS program at June 30, 2012 and December 31, 2011, respectively.

Federal Home Loan Bank (FHLB) advances were $1,500,000 at June 30, 2012, unchanged from year-end 2011. Advances from the FHLB are collateralized by loans secured by real estate under a blanket lien agreement. At June 30, 2012, additional borrowing capacity was $22,635,396. Please refer to Note 5 and the discussion in this report, under the caption “Liquidity and Capital Resources,” for more information about the Company’s additional sources of funding.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2012

Shareholders’ Equity

Total shareholders’ equity increased $162,601 or 0.9% to $18,499,094 at June 30, 2012, from $18,336,493 at December 31, 2011. This increase was primarily the result of net income of $253,555 for the first six months of 2012, offset by dividends on the preferred stock of $128,075. As of June 30, 2012, the book value per share of the Company’s common stock was $23.27 compared with $23.05 at December 31, 2011.

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2012

Overview

Net income for the first six months of 2012 was $253,555, compared to $611,320 during the same period in 2011. On a pre-tax basis, income decreased $519,819 to $341,222 from $861,041. Net interest income was $173,304 lower in the first six months of 2012 than in 2011, a decrease of 5.0%. Non-interest income of $315,760 was $55,092 higher for the first six months of 2012, an increase of 21.1% from the same period in the prior year. Non-interest expense was $2,992,922, an increase of 9.6% compared to $2,731,481 for the first six months of 2011. Net income available to common shareholders for the first six months of 2012 was $98,155 or $0.17 per basic and diluted share, after preferred stock dividends and amortization of $155,400. Net income available to common shareholders was $455,921 or $0.78 per basic and diluted share for the first six months of 2011.

Net Interest Income

Net interest income before the provision for loan losses in the first six months of 2012 was $3,298,384, a decrease of $173,304, or 5.0%, from the $3,471,688 earned in the same period of 2011. The decrease was the result of a $372,183, or 8.6%, decline in interest income, compared to a $198,879, or 23.3%, decrease in interest expense. The net interest margin was 3.70% for the six months ended June 30, 2012, a decrease of 22 basis points from 3.92% for the like period in 2011.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2012

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2012 (continued)

The following table illustrates the average balances and annualized interest rates for the six months ended June 30, 2012 and 2011. Loans on nonaccrual status are included in the average loan balance.
	Six months ended June 30, 2012			Six months ended June 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
($ in thousands)
Interest-earning assets:
Federal funds sold and other short term funds	$19,332	$24	0.25%	$9,894	$12	0.24%
Securities — taxable	9,834	136	2.85%	7,411	132	3.67%
Securities — tax exempt	6,977	158	4.75%	4,817	128	5.53%
Restricted stock	968	23	4.76%	966	24	5.01%
Loans	145,413	3,664	5.05%	157,615	4,071	5.21%
Total interest-earning assets	182,523	4,005	4.43%	180,703	4,367	4.87%
Noninterest earning assets	7,830			6,431
Total assets	$190,352			$187,133

Interest-bearing liabilities:
Transaction accounts (NOW)	$14,174	18	0.25%	$11,302	23	0.41%
Market rate savings accounts	72,982	142	0.39%	68,808	194	0.57%
Time deposits	57,501	481	1.68%	65,880	603	1.85%
Federal Home Loan Bank advances and other borrowings	1,500	15	1.87%	2,164	34	3.16%
Total interest-bearing liabilities	146,156	656	0.90%	148,154	854	1.16%
Noninterest-bearing liabilities	25,538			21,204
Shareholders' equity	18,658			17,775
Total liabilities and shareholders' equity	$190,352			$187,133

Net interest income		3,349			3,513
Tax equivalent adjustment		(51)			(41)
Net interest income per financial statements		$3,298			$3,472

Net interest margin
(Net yield on average earning assets)			3.70%			3.92%

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2012

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2012 (continued)

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

	Six months ended June 30, 2012 vs. 2011 Increase (Decrease) due to
	Volume	Rate in Net Interest Income	Net
($ in thousands)
Interest income:
Federal funds sold and other short term funds	$12	$0	$12
Securities - taxable	20	(16)	4
Securities - tax exempt	35	(5)	30
Restricted stock	0	(1)	(1)
Loans	(294)	(113)	(407)
Total interest-earning assets	(227)	(135)	(362)

Interest expense:
Transaction accounts (NOW)	(5)	10	5
Market rate savings accounts	(11)	63	52
Time deposits	11	111	122
Federal Home Loan Bank advances and other borrowings	9	10	19
Total interest-bearing liabilities	4	194	198
Change in net interest income	$(223)	$59	$(164)

Interest Income

Interest and fee income on loans for the first six months of 2012 was $3,664,000, a decrease of $407,000 or 10.0% from $4,071,000 for the same period of 2011, due to both lower average loan balances and a 16 basis point decrease in loan yields. Tax equivalent interest and dividend income from securities and short-term funds increased $46,000 or 16.9% from $272,000 to $318,000, with additional income from higher balances partially offset by lower rates.

Interest Expense

Interest expense decreased 23.3% when comparing the six months ended June 30, 2012 with the same period in 2011. Total interest expense was $656,000 for the first six months of the current year, compared to $854,000 in the prior year. Interest on deposits decreased $179,000, or 21.9%, to $641,000 in the first six months of 2012, from $820,000 in the same period of 2011. The decrease in deposit interest expense was due primarily to lower average rates paid on deposits as a result of management’s decision to allow higher cost maturing CDs to roll off. Interest on borrowings was $15,000 for the six months ended June 30, 2012 compared to $34,000 for the first six months of 2011 as a result of reductions in both balances and rates effected in 2011. An advance for $1,000,000 with a rate of 3.06% that matured in March 2011 was replaced with $1,000,000 at 1.92%. A second advance of $1,000,000 that matured in June 2011 with a rate of 3.65% was paid off. In the third quarter of 2011, advances of $300,000 and $200,000 with original maturities in 2012 and 2013 were restructured and the maturity dates were extended, reducing their effective rates from 3.50% and 3.75% to 1.63% and 2.77%, respectively.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2012

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2012 (continued)

Net Interest Margin

The net interest margin decreased 22 basis points to 3.70% in the first six months of 2012 from 3.92% in the like period of 2011 due to both lower rates on earning assets and decreases in loans outstanding, partially offset by decreases in the rates paid on interest bearing deposits and other borrowings.

The yield on earning assets decreased 44 basis points to 4.43% for the first six months of 2012 compared to 4.87% in the same period of 2011. The yield on loans was 5.05%, down 16 basis points from 5.21% in the first six months of 2011. Loan fees, which included significant one-time prepayment penalties in the first half of 2011, contributed $117,000 for the prior year period, compared to $61,000 in the first six months of 2012.

In the first six months of 2012, the cost of interest-bearing liabilities was 0.90%, down 26 basis points from 1.16% in the like period in 2011. This decrease reflects lower overall market interest rates and the Company’s strategy of allowing higher-cost maturing CDs to roll off or be replaced with deposits in the current lower interest rate environment. Restructuring several FHLB advances in the latter part of 2011 had a beneficial impact on the cost of funds for 2012.

Provision for Loan Losses

The provision for loan losses was $280,000 and $139,834 for the six months ended June 30, 2012 and 2011, respectively. The amount of the provision is based on the overall quality of the portfolio, adjusted for charge offs and recoveries for the current period. Charge offs of $511,943 related to impaired loans were recorded for the six months ended June 30, 2012. Of the loans charged off, $216,297 had been specifically reserved during the period ended December 31, 2010. Recoveries for the same period were $60,835, including $29,764 in recurring payments on notes which were charged off but not forgiven as part of several troubled debt restructuring transactions. Refer to the discussion of the allowance for loan losses in the asset section of the Management’s Discussion and Analysis for additional information related to the provision for loan losses.

Noninterest Income

Total noninterest income for the first six months of 2012 was $315,760, an increase of $55,092 or 21.1% from $260,668 for the same period in 2011. Gains on the sale of loans, which tend to fluctuate from quarter to quarter, increased by $26,433 from $11,141 in 2011 to $37,574 for the first six months of 2012. Service charges were up slightly, from $88,074 to $91,229. During the first half of 2012, other income included a $7,555 increase in the value of one property added to Other Real Estate and $12,653 in accrued interest from prior years on loan balances that were reclassified from nonaccrual to earning status.

Noninterest Expenses

Noninterest expenses were $2,992,922 for the first half of 2012, an increase of $261,441 or 9.6% from $2,731,481 for the same period in 2011. The Company recognized $159,904 in expenses related to the pending merger with Westfield Bancorp that was announced on June 5, 2012. See Note 9 for additional information related to the merger transaction. Salaries and benefits increased $134,303 as a result of both filling two open commercial loan officer positions and an increase in the required contribution to the Supplemental Employee Retirement Plan (SERP) based on a reduction in the discount rate used to value the Plan. Directors’ fees were $31,600 higher as a result of the replacement in mid-year 2011 of a director who had retired in January, 2011 and the reinstatement of the $1,000 quarterly retainer fee for non-employee directors.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2012

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2012 (continued)

Total FDIC insurance premiums were $37,490 lower due to the new computation method introduced in the second quarter of 2011, which is based on net assets rather than total deposits. Professional fees were $27,942 lower due to fees paid in 2011 for employee recruitment. Collection and OREO expenses were $38,027 lower due to a significant reduction in the number of problem loan relationships over the last twelve months.

Noninterest expenses aggregated as Other Expense for the first six months of 2012 and 2011 consisted of the following:

	Six months ended June 30,
	2012	2011

Loan expenses	$51,000	$52,000
Insurance	20,000	18,000
Supplies, printing and postage	29,000	30,000
Travel and entertainment	18,000	17,000
Dues & memberships	15,000	14,000
Loss on other assets	32,000	0
Telephone	9,000	10,000
Other	15,000	19,000
	$189,000	$160,000

The loss on other assets represents the write down in the value of common stock taken in partial satisfaction of a charged off loan.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2012

Overview

The Company recognized a net loss of ($27,453) for the second quarter of 2012, compared to net income of $248,551 during the same period in 2011. On a pre-tax basis, income decreased $392,188 to a loss of ($47,397) from $344,791. Net interest income was $77,491 lower for the three months ended June 30, 2012 than in 2011, a decrease of 4.5%. Non-interest income of $162,853 was $24,914 higher for the second quarter of 2012, an increase of 18.1% from the same period in the prior year. Non-interest expense was $1,601,159, an increase of $222,310 or 16.1% compared to the second quarter of 2011. The net loss available to common shareholders for the second quarter of 2012 was ($105,153) or ($0.18) per basic and diluted share, after preferred stock dividends of $64,038 and the amortization of net discounts on preferred stock of $13,662. Net income available to common shareholders was $170,852 or $0.29 per basic and diluted share for the same period in 2011.

Net Interest Income

Net interest income before the provision for loan losses in the second quarter of 2012 was $1,639,909, a decrease of $77,491, or 4.5%, from the $1,717,400 earned in the same period of 2011. The decrease was the result of a $187,644, or 8.8%, decline in interest income, compared to a $110,153, or 26.0%, decrease in interest expense. The net interest margin was 3.69% for the three months ended June 30, 2012, a decrease of 16 basis points from 3.85% for the like period in 2011.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2012

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2012 (continued)

The following table illustrates the average balances and annualized interest rates for the three months ended June 30, 2012 and 2011. Loans on nonaccrual status are included in the average loan balance.

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
($ in thousands)
Interest-earning assets:
Federal funds sold and other short term funds	$19,731	$12	0.25%	$11,233	$7	0.25%
Securities — taxable	9,832	66	2.78%	7,119	63	3.64%
Securities — tax exempt	7,158	80	4.68%	4,727	62	5.50%
Restricted stock	969	12	4.96%	966	12	4.98%
Loans	145,512	1,809	4.99%	156,932	2,018	5.16%
Total interest-earning assets	183,203	1,980	4.38%	180,977	2,162	4.79%
Noninterest earning assets	8,000			6,580
Total assets	$191,203			$187,557

Interest-bearing liabilities:
Transaction accounts (NOW)	$14,471	8	0.21%	$11,634	12	0.41%
Market rate savings accounts	73,753	67	0.37%	69,005	98	0.57%
Time deposits	55,946	232	1.66%	65,220	297	1.82%
Federal Home Loan Bank advances and other borrowings	1,500	7	1.87%	2,379	17	2.87%
Total interest-bearing liabilities	145,670	314	0.86%	148,238	424	1.15%
Noninterest-bearing liabilities	26,796			21,378
Shareholders' equity	18,737			17,941
Total liabilities and shareholders' equity	$191,203			$187,557

Net interest income		1,666			1,738
Tax equivalent adjustment		(26)			(20)
Net interest income per financial statements		$1,640			$1,718

Net interest margin
(Net yield on average earning assets)			3.69%			3.85%

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2012

 RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2012 (continued)

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

	Three months ended June 30, 2012 vs. 2011 Increase (Decrease) due to
	Volume	Rate in Net Interest Income	Net
($ in thousands)
Interest income:
Federal funds sold and other short term funds	$5	$0	$5
Securities - taxable	20	(17)	3
Securities - tax exempt	28	(10)	18
Restricted stock	0	0	0
Loans	(147)	(61)	(208)
Total interest-earning assets	(94)	(88)	(182)

Interest expense:
Transaction accounts (NOW)	(2)	6	4
Market rate savings accounts	(6)	37	31
Time deposits	11	54	65
Federal Home Loan Bank advances and other borrowings	5	5	10
Total interest-bearing liabilities	8	102	110
Change in net interest income	$(86)	$14	$(72)

Interest Income

Interest and fee income on loans for the three months ended June 30, 2012 was $1,809,000, a decrease of $209,000 or 10.3% from $2,018,000 for the same period of 2011, due primarily to lower average loan balances but also impacted by decreases in loan rates. Tax equivalent interest and dividend income from securities and short-term funds increased $26,000 or 19.6% from $132,000 to $158,000, with additional income from higher balances partially offset by lower rates.

Interest Expense

Interest expense decreased 26.0% when comparing the three months ended June 30, 2012 with the same period in 2011. Total interest expense was $314,000 for the second quarter of the current year, compared to $424,000 in the prior year. Interest on deposits decreased $100,000, or 24.6%, to $307,000 in the three months ended June 30, 2012, from $407,000 in the same period of 2011. The decrease in deposit interest expense was due to lower average rates paid on deposits as a result of management’s decision to allow higher cost maturing CDs to roll off at maturity since the funding is not needed to support loan growth. Interest on Federal Home Loan Bank advances was $7,000 for the second quarter of 2012, compared to $17,000 for the same period of 2011. The decrease is a result of reductions in both rates and balances that occurred in 2011. An advance for $400,000 with a rate of 3.06% that matured in March 2011 was replaced with $1,000,000 at 1.92%. A second advance of $1,000,000 that matured in June 2011 with a rate of 3.65% was paid off. In the third quarter of 2011, advances of $300,000 and $200,000 with original maturities in 2012 and 2013 were restructured and the maturity dates were extended, reducing their effective rates from 3.50% and 3.75% to 1.63% and 2.77%, respectively.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2012

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2012 (continued)

Net Interest Margin

The net interest margin decreased 16 basis points to 3.69% in the second quarter of 2012 from 3.85% in the like period of 2011 due to both lower rates on earning assets and decreases in loans outstanding, partially offset by decreases in the rates paid on interest bearing deposits.

The yield on earning assets decreased 41 basis points to 4.38% for the first quarter of 2012 compared to 4.79% in the same period of 2011. The yield on loans was 4.99%, down 17 basis points from 5.16% in the second quarter of 2011.

In the three months ended June 30, 2012, the cost of interest-bearing liabilities was 0.86%, down 29 basis points from 1.15% in the like period in 2011. This decrease reflects lower overall market interest rates and the Company’s strategy of allowing higher-cost maturing CDs to roll off or be replaced with deposits in the current lower interest rate environment. Restructuring several FHLB advances in the latter part of 2011 also had a beneficial impact on the cost of funds in 2012.

Provision for Loan Losses

The provision for loan losses was $249,000 and $131,699 for the three months ended June 30, 2012 and 2011, respectively. The amount of the provision is based on the overall quality of the portfolio, adjusted for charge offs and recoveries for the current period. Charge offs of $492,977 related to impaired loans were recorded for the three months ended June 30, 2012. Of that amount, $291,206 had been recorded as specific reserves during the year ended December 31, 2010. Recoveries for the same period were $27,515, including $16,774 in recurring payments on notes which were charged off but not forgiven as part of several troubled debt restructuring transactions. Refer to the discussion of the allowance for loan losses in the asset section of the Management’s Discussion and Analysis for detailed information related to the provision for loan losses.

Noninterest Income

Total noninterest income for the three months ended June 30, 2012 was $162,853, an increase of $24,914 or 18.1% from $137,939 for the same period in 2011. Gains on the sale of loans, which tend to fluctuate from quarter to quarter, increased by $10,041 from $4,535 to $14,576 for the comparable periods.

Noninterest Expenses

Noninterest expenses were $1,601,159 for the second quarter of 2012, an increase of $222,310 or 16.1% from $1,378,849 for the same period in 2011. Expenses of $159,904 related to the pending merger with Westfield Bancorp were recorded during the quarter. Salaries and benefits increased $79,575 due to filling two open commercial loan officer positions in the second half of 2011 and an increase in the required contribution to the SERP as discussed earlier. Professional fees for the second quarter of 2012 were $47,398 lower due to recruiting costs incurred in 2011.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2012

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2012 (continued)

Noninterest expenses aggregated as Other Expense for the three months ended June 30, 2012 and 2011 consisted of the following:

	Three months ended June 30,
	2012	2011

Loan expenses	$27,000	$33,000
Insurance	10,000	15,000
Supplies, printing and postage	15,000	14,000
Travel and entertainment	10,000	9,000
Dues & memberships	7,000	7,000
Loss on other assets	32,000	0
Telephone	5,000	5,000
Other	9,000	9,000
	$115,000	$92,000

The loss on other assets represents the write down in the value of common stock taken in partial satisfaction of a charged off loan.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the main sources of cash flow are receiving deposits from customers and, to a lesser extent, the repayment of principal and interest on loans and investments, proceeds from FHLB advances and borrowings. The primary uses of cash are making loans to borrowers and, secondarily, investing in securities and short-term interest-earning assets. Assets available to satisfy those needs include cash and due from financial institutions, Federal funds sold, interest-bearing deposits in other financial institutions, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets were $32,554,264 at June 30, 2012, compared to $33,954,434 at December 31, 2011.

If additional liquidity is needed, the Bank has several possible sources which include purchasing federal funds, selling loans or acquiring additional national market CDs or brokered deposits. The Company also can borrow under various lines of credit.

At June 30, 2012, the Holding Company had approximately $14,341 in cash available to meet its obligations, primarily the payment of dividends on preferred stock, subject to prior regulatory approval.

As discussed previously, total shareholders’ equity increased $162,601 to $18,499,094 at June 30, 2012 from $18,336,493 at December 31, 2011. The increase was due primarily to net income of $253,555 and $18,017 in unrealized gains on available for sale securities, offset by $155,400 for the payment to the Treasury of the first and second quarter dividends on the preferred stock.

The Company has a $2,000,000 line of credit for capital purposes through an unaffiliated financial institution. By borrowing against the line of credit and then investing the funds in the Bank as capital, the Company is able to help the Bank manage its capital ratios. The Company had no outstanding balance on this line of credit at June 30, 2012 and December 31, 2011.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2012

In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date. The Company filed an amended form S-8 Registration Statement on March 23, 2010 to increase the number of shares of authorized but unissued shares of stock allocated to the Plan. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions. There were 16,250 shares of authorized but unissued shares of stock allocated to the Plan, of which 8,498 remain to be issued. Because the Plan has been registered with the SEC, there are no restrictions on the resale of the stock, other than those applicable to “affiliates” as defined in Rule 144 of the Securities and Exchange Commission. As of June 30, 2012, a total of 7,229 shares of common stock are held by 32 participants through the Plan. Under the terms of the merger agreement, no additional shares can be issued.

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

The Company’s balance sheet “gap” divides interest-bearing assets and liabilities into maturity and repricing categories, and measures the “gap” in each category. From this perspective, at June 30, 2012 the Company was slightly liability sensitive in the one-year category, with $113.4 million in assets and $114.7 million in liabilities subject to repricing during the next year. Management has the ability to control the repricing on non-maturity deposits, such as checking and savings accounts. A significant portion of the Company’s liabilities are Market Rate Savings accounts on which the Company generally sets the interest rate based on a national money market index. However, since early 2009, management has not reduced the interest rates paid on Market Rate Savings accounts to the extent indicated by the index because the competitive banking environment in the Company’s market area would not have supported such low interest rates.

From an income statement perspective, based on the model utilized by the Company to analyze its interest rate sensitivity, the Company’s net interest income will benefit modestly from a 200 basis point increase in interest rates, since interest income will increase more rapidly than interest expense. As of June 30, 2012, the model indicates that if market interest rates were to experience an immediate increase of 100 basis points, the Company’s net interest income would increase by approximately 0.95%, while if rates were to increase by 200 points, the Company’s net interest income would increase by approximately 3.64%. Modeling for a 100 basis points decrease in interest rates is not meaningful, due to the current rate environment. Modeling interest rate sensitivity is highly dependent on numerous assumptions used in the modeling process, and actual changes in interest income and expense may be different than projected.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2012

CRITICAL ACCOUNTING POLICIES

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and recoveries and decreased by charge-offs. Management estimates the level of the provision for loan losses and the allowance balance by considering its historical loss experience, the nature, volume and risk characteristics in the loan portfolio, information about specific borrower circumstances and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the loan balance cannot be collected. Loan quality is monitored on a monthly basis by management and at least twice annually by an independent third party. The Company’s Loan Review Committee, which comprises three independent members off the Company’s Board of Directors, is responsible for reviewing the results of this independent third party assessment and monitoring the credit quality of the loan portfolio.

WESTERN RESERVE BANCORP, INC.
CONTROLS AND PROCEDURES
June 30, 2012

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2012, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal three months ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1a.	Risk Factors	Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Removed and Reserved

Item 5.	Other Information

The Company expects to hold a special meeting of its shareholders on October 25, 2012, to consider and vote to adopt the Agreement and Plan of Merger dated as of June 5, 2012 between Western Reserve Bancorp, Inc. and Westfield Bancorp, Inc.  Shareholders of record as of September 6, 2012, will be entitled to vote at that meeting.  Please refer to the Company’s Form 8-K filed with the Commission on June 5, 2012 and Note 9 and Management’s Discussion and Analysis of the Form 10-Q for more information about the Merger.

WESTERN RESERVE BANCORP, INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibits

2
Agreement and Plan of Merger between Westfield Bancorp, Inc., Western Reserve Bancorp, Inc and Westfield Acquico, Inc. (incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on June 5, 2012)
*

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
*

* Previously filed and incorporated herein by reference.

Exhibit No.	Description of Exhibits

10.23	Twelfth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 29, 2012)

11	Statement re: Computation of Per Share Earnings (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on August 13, 2012)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

101
The following materials from Western Reserve Bancorp, Inc. on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.
**

*   Previously filed and incorporated herein by reference.
** As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Three months ended June 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.

Date: August 13, 2012	By:	/s/ Edward J. McKeon
Edward J. McKeon
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Cynthia A. Mahl
Cynthia A. Mahl
Executive Vice President/Chief Financial Officer
(Principal Financial Officer)