Form 10-Q
period 2012-09-30
WESTERN RESERVE BANCORP INC
filed 2012-11-14
CIK 1051473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2012

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

587,337 shares of common stock, no par value, $1.00 stated value as of November 9, 2012.

PART I--Financial Information
		Page
ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	3

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	5

	Notes to Consolidated Financial Statements	6

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	N/A

ITEM 4	CONTROLS AND PROCEDURES	42

PART II--Other Information		43

SIGNATURES		47

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from financial institutions	$3,930,637	$4,348,105
Interest-bearing deposits in other financial institutions	19,135,034	23,100,910
Federal funds sold	326,000	243,000
Cash and cash equivalents	23,391,671	27,692,015
Securities available for sale	16,711,902	15,813,031
Loans held for sale	0	516,000
Loans, net of allowance of $2,897,764 and $3,009,909	136,878,893	140,607,520
Restricted stock	983,594	966,100
Other real estate owned	1,082,312	1,048,824
Premises and equipment, net	764,102	865,861
Bank owned life insurance	2,611,910	2,535,119
Prepaid Federal Deposit Insurance Corporation premiums	154,652	333,002
Accrued interest receivable and other assets	2,177,469	2,152,257
	$184,756,505	$192,529,729

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$27,543,348	$25,145,714
Interest-bearing	136,090,278	146,605,482
Total deposits	163,633,626	171,751,196
Federal Home Loan Bank advances	1,500,000	1,500,000
Accrued interest payable and other liabilities	907,574	942,040
Total Liabilities	166,041,200	174,193,236

Shareholders' Equity
Cumulative preferred stock, no par value, $1,000 per share liquidation value:
Series A, fixed rate, 4,700 shares authorized and issued at September 30, 2012 and December 31, 2011	4,700,000	4,700,000
Discount on Series A preferred stock	(98,406)	(143,824)
Series B, fixed rate, 235 shares authorized and issued at September 30, 2012 and December 31, 2011	235,000	235,000
Premium on Series B preferred stock	9,601	14,033
Common stock, no par value, $1 stated value, 1,500,000 shares authorized, 587,337 and 587,136 shares issued and outstanding as of September 30, 2012 and December 31, 2011	587,337	587,136
Additional paid-in capital	10,013,251	9,994,348
Retained earnings	2,811,128	2,552,118
Accumulated other comprehensive income	457,394	397,682
Total Shareholders' Equity	18,715,305	18,336,493
	$184,756,505	$192,529,729

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$1,786,247	$2,009,163	$5,450,284	$6,080,636
Securities:
Taxable	65,118	62,391	201,459	194,410
Tax exempt	53,640	43,298	160,289	130,322
Dividends on restricted stock	12,015	11,650	34,951	35,504
Federal funds sold and short-term investments	12,587	12,091	36,539	23,819
	1,929,607	2,138,593	5,883,522	6,464,691
Interest expense
Deposits	285,511	413,970	926,394	1,234,435
Borrowings	7,438	8,190	22,086	42,135
	292,949	422,160	948,480	1,276,570
Net interest income	1,636,658	1,716,433	4,935,042	5,188,121
Provision for loan losses	0	21,814	280,000	161,648
Net interest income after provision for loan losses	1,636,658	1,694,619	4,655,042	5,026,473
Noninterest income
Service charges on deposit accounts	45,879	45,027	137,108	133,101
Net gains on sales of loans	33,693	4,257	71,267	15,398
Net gain on sales of available for sale securities	0	0	0	3,934
Other	99,263	82,728	286,220	240,247
	178,835	132,012	494,595	392,680
Noninterest expense
Salaries and employee benefits	668,188	645,017	1,987,700	1,830,226
Occupancy and equipment	208,846	221,638	628,153	668,366
Federal deposit insurance	62,091	73,477	187,014	235,890
Data processing	104,329	104,518	310,471	293,162
Professional fees	56,661	65,412	179,602	216,295
Taxes other than income and payroll	55,944	50,418	168,827	158,514
Directors' fees	31,125	25,400	112,325	75,000
Collection and other real estate owned	56,198	73,343	207,991	263,163
Marketing and community relations	42,052	32,474	146,795	122,575
Merger costs	82,621	0	242,525	0
Other	103,388	77,698	292,962	237,685
	1,471,443	1,369,395	4,464,365	4,100,876
Income before income taxes	344,050	457,236	685,272	1,318,277
Income tax expense	105,497	134,129	193,164	383,850
Net income	238,553	323,107	492,108	934,427

Preferred stock dividends and amortization, net	77,699	77,700	233,099	233,099

Net income available to common shareholders	$160,854	$245,407	$259,009	$701,328

Earnings per common share:
Basic	$0.27	$0.42	$0.44	$1.20
Diluted	$0.26	$0.42	$0.44	$1.20

Comprehensive income	$280,249	$406,733	$551,820	$1,101,923

See accompanying notes to consolidated financial statements.

WESTERN RESERVE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$492,108	$934,427
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	280,000	161,648
Depreciation	124,206	144,576
Net amortization of securities	81,961	21,040
Loss on disposition or write down of other real estate owned	33,397	0
Net realized gain on sale of securities	0	(3,934)
Net gain on sale of loans	(71,267)	(15,398)
Stock-based compensation expense	0	547
Origination of loans held for sale	(2,353,400)	(517,000)
Proceeds from loans held for sale	2,940,667	768,398
Loss on disposal of fixed assets	(1,118)	1,228
Earnings on bank owned life insurance	(76,791)	(74,891)
Net change in other assets and other liabilities	87,912	522,498
Net cash from operating activities	1,537,675	1,943,139

Cash flows from investing activities
Available for sale securities:
Sales	0	689,555
Maturities, repayments and calls	1,742,273	1,412,440
Purchases	(2,632,633)	(4,425,479)
Purchase of restricted stock	(1,300)	0
Loan originations and payments, net	3,327,867	3,624,870
Proceeds from sale of other real estate owned	53,875	0
Additions to premises and equipment	(21,329)	(1,551)
Net cash from investing activities	2,468,753	1,299,835

Cash flows from financing activities
Net change in deposits	(8,117,570)	3,287,933
Proceeds from FHLB advances and other debt	0	1,500,000
Repayments of FHLB advances and other debt	0	(1,900,000)
Cash dividends paid	(192,112)	(192,112)
Proceeds from issuance of common stock under ESPP	2,910	9,530
Net cash from financing activities	(8,306,772)	2,705,351

Net change in cash and cash equivalents	(4,300,344)	5,948,325
Beginning cash and cash equivalents	27,692,015	14,496,494
Ending cash and cash equivalents	$23,391,671	$20,444,819

Supplemental cash flow information:
Interest paid	$942,763	$1,273,023
Income taxes paid	193,164	140,000

Supplemental disclosure of noncash investing activities:
Transfer from loans to other real estate owned	$120,760	$80,936
Transfer from loans to other repossessed assets	0	15,748

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

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Common Share: Basic earnings per common share equal net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Earnings per common share are computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$238,553	$323,107	$492,108	$934,427
Less: Preferred stock dividends and amortization, net	(77,699)	(77,700)	(233,099)	(233,099)
Net income available to common shareholders	$160,854	$245,407	$259,009	$701,328

Denominator:
Denominator for basic earnings per share available to common shareholders-weighted average shares	587,337	586,651	587,271	586,387

Effect of dilutive shares:
Nonqualified stock options	20,853	0	7,627	0

Denominator for diluted earnings per share available to common shareholders	608,190	586,651	594,898	586,387

Basic earnings per common share	$0.27	$0.42	$0.44	$1.20

Diluted earnings per common share	$0.26	$0.42	$0.44	$1.20

Stock options not considered in computing diluted earnings per common share because they were antidilutive	8,014	98,137	22,021	98,137

Income Taxes:  The provision for income tax for the first nine months of 2012 was $193,164 on pre-tax income of $685,272 as compared to $383,850 on pre-tax income of $1,318,277 for the same period a year ago. The provision for federal income tax differs from pretax net income (loss) multiplied by the Company’s effective tax rate due primarily to the Company’s tax exempt interest income and earnings on Bank Owned Life Insurance (BOLI). The Company and its subsidiary file consolidated income tax returns.

The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred federal tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial statement and tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the related tax benefits will not be realized. When determining the amount of deferred tax assets that are more likely than not to be realized, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected reversal of deferred tax items. Specifically, management considered the Company’s history of profitability, its history of paying income taxes, the trends in credit quality in its loan portfolio, and projections for 2012 and 2013. In management’s opinion, it is more likely than not that the tax benefits will be realized, therefore no valuation allowance has been established at September 30, 2012.

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

NOTE 2 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
U.S. Treasury and federal agency	$1,472,033	$52,552	$0	$1,524,585
Mortgage-backed residential:
Guaranteed by GNMA	5,095,425	103,294	(1,562)	5,197,157
Issued by FHLMC	965,259	44,803	0	1,010,062
Issued by FNMA	879,893	91,218	0	971,111
Tax-free municipal	6,781,237	364,665	(1,524)	7,144,378
Taxable municipal	825,034	39,575	0	864,609
	$16,018,881	$696,107	$(3,086)	$16,711,902

December 31, 2011
U.S. Treasury and federal agency	$1,512,594	$10,079	$0	$1,522,673
Mortgage-backed residential:
Guaranteed by GNMA	4,577,382	64,360	(6,828)	4,634,914
Issued by FHLMC	1,303,203	49,088	0	1,352,291
Issued by FNMA	1,242,627	112,280	0	1,354,907
Tax-free municipal	5,746,801	355,410	0	6,102,211
Taxable municipal	827,875	20,437	(2,277)	846,035
	$15,210,482	$611,654	$(9,105)	$15,813,031

All mortgage-backed securities are residential mortgage-backed securities issued by U.S. government sponsored entities.

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES (continued)

Sales and calls of securities during the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Proceeds of sales	$0	$0	$0	$693,489
Proceeds of calls	0	0	0	200,000
Gross gains	0	0	0	23,158
Gross losses	0	0	0	(19,224)

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities, which are not due at a single maturity date, are shown separately.

	Amortized Cost	Fair Value
Less than one year	$220,058	$221,338
One to five years	3,359,494	3,590,136
Five to ten years	4,634,429	4,804,453
Ten to fifteen years	864,323	917,645
Mortgage-backed residential	6,940,577	7,178,330
	$16,018,881	$16,711,902

Securities pledged to secure public deposits at September 30, 2012 and December 31, 2011 had carrying amounts of $7,033,532 and $9,391,611, respectively.

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES (continued)

The following table summarizes securities with unrealized losses at September 30, 2012 and December 31, 2011, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2012
Mortgage backed residential:
Guaranteed by GNMA	$0	$0	$301,905	$(1,562)	$301,905	$(1,562)
Issued by FNMA	0	0	0	0	0	0
Issued by FHLMC	0	0	0	0	0	0
Tax-free municipal	453,359	(1,524)	0	0	453,359	(1,524)
Taxable municipal	0	0	0	0	0	0
Total	$453,359	$(1,524)	$301,905	$(1,562)	$755,264	$(3,086)

December 31, 2011
Mortgage backed residential:
Guaranteed by GNMA	$789,603	$(6,828)	$0	$0	$789,603	$(6,828)
Issued by FNMA	0	0	0	0	0	0
Issued by FHLMC	0	0	0	0	0	0
Tax-free municipal	0	0	0	0	0	0
Taxable municipal	261,585	(2,277)	0	0	261,585	(2,277)
Total	$1,051,188	$(9,105)	$0	$0	$1,051,188	$(9,105)

At September 30, 2012 there was one Ginnie Mae mortgage backed security that was in an unrealized loss position greater than twelve months. Management has the intent and ability to hold the security that was in an unrealized loss position for the foreseeable future and does not believe it is likely the Company will be required to sell the security before recovery of its amortized cost. At December 31, 2011, there were no securities that were in an unrealized loss position greater than twelve months.

At September 30, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than Ginnie Mae, Fannie Mae and Freddie Mac, in an amount greater than 10% of shareholders’ equity. The U.S. Government has affirmed its support for the obligations of these entities.

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS

The composition of the loan portfolio at September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
Commercial real estate	$99,776,369	$99,920,808
Commercial business	22,746,676	24,568,450
Residential mortgages:
Home equity lines of credit	12,122,536	12,691,997
1-4 family residential	1,662,721	857,847
Consumer:
Installment	3,110,111	4,856,881
Purchased auto loans	358,244	721,446
	139,776,657	143,617,429
Less allowance for loan losses	2,897,764	3,009,909
	$136,878,893	$140,607,520

The following table presents the activity in the allowance for loans losses by portfolio segment for the three and nine months ended September 30, 2012:

Three months ended
September 30, 2012
Allowance for loan losses:	Commercial Real Estate	Commercial Business	Residential	Consumer	Unallocated	Total
Beginning Balance	$2,154,885	$527,296	$106,207	$25,782	$24,631	$2,838,801
Loans charged off	(7,946)	0	(7,601)	0	0	(15,547)
Recoveries	23,397	51,000	0	113	0	74,510
Provision for loan losses	(45,562)	(94,504)	38,471	(10,954)	112,549	0
Total ending allowance balance	$2,124,774	$483,792	$137,077	$14,941	$137,180	$2,897,764

Nine months ended
September 30, 2012
Allowance for loan losses:	Commercial Real Estate	Commercial Business	Residential	Consumer	Unallocated	Total
Beginning Balance	$2,292,656	$495,964	$117,182	$42,039	$62,068	$3,009,909
Loans charged off	(308,086)	(173,243)	(46,161)	0	0	(527,490)
Recoveries	84,009	51,000	0	336	0	135,345
Provision for loan losses	56,195	110,071	66,056	(27,434)	75,112	280,000
Total ending allowance balance	$2,124,774	$483,792	$137,077	$14,941	$137,180	$2,897,764

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2012 and December 31, 2011.

	Commercial Real Estate	Commercial Business	Residential Mortgages	Consumer	Unallocated	Total
September 30, 2012
Allowance for loan losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$502,519	$464	$0	$0	$0	$502,983
Collectively evaluated for impairment	1,622,255	483,328	137,077	14,941	137,180	2,394,781
Total ending allowance balance	$2,124,774	$483,792	$137,077	$14,941	$137,180	$2,897,764

Loans
Loans individually evaluated for impairment	$7,674,297	$336,019	$219,418	$896	$0	$8,230,630
Loans collectively evaluated for impairment	92,102,072	22,410,657	13,565,839	3,467,459	0	131,546,027
Total ending loans balance	$99,776,369	$22,746,676	$13,785,257	$3,468,355	$0	$139,776,657

December 31, 2011
Allowance for loan losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$568,235	$729	$0	$0	$0	$568,964
Collectively evaluated for impairment	1,724,421	495,235	117,182	42,039	62,068	2,440,945
Total ending allowance balance	$2,292,656	$495,964	$117,182	$42,039	$62,068	$3,009,909

Loans
Loans individually evaluated for impairment	$6,257,562	$157,991	$324,066	$0	$0	$6,739,619
Loans collectively evaluated for impairment	93,663,246	24,410,459	13,225,778	5,578,327	0	136,877,810
Total ending loans balance	$99,920,808	$24,568,450	$13,549,844	$5,578,327	$0	$143,617,429

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2012:

September 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate	$4,504,458	$3,411,074	$0
Commercial business	286,467	286,467	0
Residential mortgage:
Home equity lines of credit	239,007	165,799	0
1-4 family residential	53,619	53,619	0
Consumer:
Installment	896	896	0
Purchased auto loans	0	0	0

With an allowance recorded:
Commercial real estate	4,263,223	4,263,223	502,519
Commercial business	49,552	49,552	464
Residential mortgage:
Home equity lines of credit	0	0	0
1-4 family residential	0	0	0
Consumer:
Installment	0	0	0
Purchased auto loans	0	0	0
Total	$9,397,222	$8,230,630	$502,983

The recorded investment in loans excludes accrued interest receivable due to immateriality. The unpaid principal balance for purposes of this table includes $1,166,593 that has been partially charged off but not forgiven as of September 30, 2012.

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

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

The following table presents the average recorded investment in loans individually evaluated for impairment as of and for the three months and nine months ended September 30:

	Average Recorded Investment for the:
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
With no related allowance recorded:
Commercial real estate	$3,464,859	$4,074,418	$3,166,738	$4,672,267
Commercial business	306,081	168,901	216,916	182,507
Residential mortgage:
Home equity lines of credit	171,500	120,025	191,042	78,477
1-4 family residential	54,318	212,006	57,145	228,412
Consumer:
Installment	224	0	90	0
Purchased auto loans	0	0	0	0

With an allowance recorded:
Commercial real estate	3,030,558	1,714,202	2,472,549	1,729,938
Commercial business	12,388	10,212	4,955	5,259
Residential mortgage:
Home equity lines of credit	0	0	0	0
1-4 family residential	0	0	0	0
Consumer:
Installment	0	0	0	0
Purchased auto loans	0	0	0	0
Total	$7,039,928	$6,299,764	$6,109,435	$6,896,860

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2012 and December 31, 2011.

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Commercial real estate	$4,727,939	$4,058,439	$0	$0
Commercial business	286,467	157,991	0	0
Residential mortgage:
Home equity lines of credit	165,799	211,960	0	0
1-4 family residential	53,619	112,106	0	0
Consumer:
Installment	896	0	0	0
Purchased auto loans	0	0	0	0
Total	$5,234,720	$4,540,496	$0	$0

At September 30, 2012, there was $2,995,909 in restructured loans not included in nonaccrual loans, and $2,909,553 in restructured loans included in nonaccrual loans, all of which are considered impaired. At December 31, 2011, there was $2,199,123 in restructured loans not included in nonaccrual loans, and $968,033 in

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

restructured loans included in nonaccrual loans, all of which were considered impaired. The restructured loans still on accrual status were performing in accordance with their modified terms.

Nonaccrual loans and loans past due ninety days or more and still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2012 and December 31, 2011:

September 30, 2012	30 - 59 Days Past Due	60 - 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Not Past Due	Total
Commercial real estate	$1,205,122	$94,336	$1,787,736	$3,087,194	$96,689,175	$99,776,369
Commercial business	581,774	0	49,552	631,326	22,115,350	22,746,676
Residential mortgage:
Home equity lines of credit	246,792	0	165,799	412,591	11,709,945	12,122,536
1-4 family residential	159,604	0	0	159,604	1,503,117	1,662,721
Consumer:
Installment	0	4,378	896	5,274	3,104,837	3,110,111
Purchased auto loans	8,556	0	0	8,556	349,688	358,244
Total	$2,201,848	$98,714	$2,003,983	$4,304,545	$135,472,112	$139,776,657

At September 30, 2012, included in loans not past due are $3,226,670 of the $5,234,720 of nonaccrual loans that are current in accordance with their original or modified contractual terms.

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

During the three and nine months ended September 30, 2012, the terms of certain loans were modified as troubled debt restructurings. To be considered a troubled debt restructuring, the modification must meet two conditions: 1) a concession has been granted and 2) the borrower is experiencing financial difficulty. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of several factors, including the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification, whether the borrower is able to obtain funds elsewhere, whether the borrower is in the process of declaring bankruptcy and other similar indications of financial challenges. This evaluation is performed under the Company’s internal underwriting policy.

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

The Company has allocated $164,901 and $77,348 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011. There were no commitments to lend additional funds to any of these borrowers at September 30, 2012 or December 31, 2011.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2012:

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings:
Commercial real estate	3	$1,827,139	$1,827,139	6	$3,630,948	$3,630,948
Commercial business	1	49,552	49,552	1	49,552	49,552
Residential mortgage	0	0	0	0	0	0
Total	4	$1,876,691	$1,876,691	7	$3,680,500	$3,680,500

The modifications of the loans included the extension of maturity dates for periods ranging from 36 to 50 months, repayment structures not ordinarily offered to other borrowers and rates lower than would ordinarily have been charged for a loan of similar credit quality.

The troubled debt restructurings described above resulted in an increase of $69,980 and $91,975 in the allowance for loan losses for the three months and nine months ended September 30, 2012, but did not result in any charge off for the same period. The commercial real estate loans are all current under their modified terms. The commercial business loan was 90 days past due at September 30, 2012 but was brought current during October, 2012.

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

There were no loans modified as troubled debt restructurings, for which a payment default occurred within twelve months following the modification, during the three and nine months ended September 30, 2012. A loan is generally considered to be in payment default once it is 30 days contractually past due under the modified terms. The loan considered to be in default of its terms as described above did not result in any charge offs for the three and nine months ended September 30, 2012.

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

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS (continued)

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2012	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total

Commercial real estate	$84,582,899	$5,022,247	$10,171,223	$0	$0	$99,776,369
Commercial business	20,044,620	1,869,287	832,770	0	0	22,746,676
Residential mortgage:
Home equity lines of credit	0	199,139	557,096	0	11,366,301	12,122,536
1-4 family residential	0	0	53,619	0	1,609,102	1,662,721
Consumer:
Installment	0	39,710	896	0	3,069,505	3,110,111
Purchased auto loans	0	0	0	0	358,244	358,244
Total	$104,627,519	$7,130,383	$11,615,604	$0	$16,403,152	$139,776,657

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total

Commercial real estate	$81,002,951	$8,093,789	$10,824,068	$0	$0	$99,920,808
Commercial business	22,767,800	925,810	874,840	0	0	24,568,450
Residential mortgage:
Home equity lines of credit	0	199,139	603,257	0	11,889,601	12,691,997
1-4 family residential	0	0	112,106	0	745,741	857,847
Consumer:
Installment	0	48,224	0	0	4,808,657	4,856,881
Purchased auto loans	0	0	0	0	721,446	721,446
Total	$103,770,751	$9,266,962	$12,414,271	$0	$18,165,445	$143,617,429

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

	Residential mortgage		Consumer
September 30, 2012	Home equity lines of credit	1-4 family residential	Installment	Purchased auto loans
Performing	$11,956,737	$1,609,102	$3,109,215	$358,244
Nonperforming	165,799	53,619	896	0
Total	$12,122,536	$1,662,721	$3,110,111	$358,244

	Residential mortgage		Consumer
December 31, 2011	Home equity lines of credit	1-4 family residential	Installment	Purchased auto loans
Performing	$12,480,037	$745,741	$4,856,881	$721,446
Nonperforming	211,960	112,106	0	0
Total	$12,691,997	$857,847	$4,856,881	$721,446

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DEPOSITS

Interest-bearing deposits at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Interest-bearing demand	$13,273,254	$13,414,665
Savings and money market	73,880,746	72,971,049
Time under $100,000	22,784,618	26,583,043
Time $100,000 and over	26,151,660	33,636,725
	$136,090,278	$146,605,482

At September 30, 2012 and December 31, 2011, the Bank had $13,191,381 and $14,461,513, respectively, in national market certificates of deposit, primarily in amounts that qualify for FDIC insurance coverage. In addition, there were $4,198,898 and $6,317,020 at September 30, 2012 and December 31, 2011, respectively in Certificate of Deposit Account Registry Service (CDARS) program reciprocal deposits.

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Federal Home Loan Bank (FHLB) advances were $1,500,000 at September 30, 2012 and December 31, 2011. The advances at September 30, 2012 are collateralized by approximately $60,964,036 of loans secured by real estate under a blanket lien agreement and $489,100 of FHLB stock. At September 30, 2012, additional borrowing capacity was $26,229,010.

The Company has the ability to borrow under various other credit facilities that totaled $4,204,760 at September 30, 2012. Of this amount, $1,000,000 is available for short-term borrowing under an unsecured federal funds line through a correspondent bank at overnight borrowing rates and $3,204,760 is available from a correspondent bank secured by a portion of the Company’s securities.

NOTE 6 – STOCK-BASED COMPENSATION PLAN

The following is the stock option activity for the nine months ended September 30, 2012:

	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	97,637	$18.60
Forfeited	(1,250)	22.80
Exercised	0	0.00
Granted	0	0.00

Options outstanding, end of period	96,387	$18.55

Options exercisable, end of period	96,387	$18.55

Intrinsic value is defined as the excess of the price of the Company’s stock over the exercise price of the option. The intrinsic value of the options outstanding and exercisable at September 30, 2012 was $859,411.

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

In accordance with USPAP standards, appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been certified by the third-party vendor used by the Company. As part of its service, the appraiser management firm also obtains an external review of its appraisals prior to delivery to the Company to ensure the methods are appropriate and the results are consistent with industry standards. Once received, the Chief Lending Officer reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. The most recent analysis performed indicated that a discount of 25% should be applied to properties with appraisals performed more than twelve months prior to the valuation date.

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE (continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale:
U.S. Treasury and federal agency	$0	$1,524,585	$0	$1,524,585
Mortgage-backed residential
Guaranteed by GNMA	0	5,197,157	0	5,197,157
Issued by FHLMC	0	1,010,062	0	1,010,062
Issued by FNMA	0	971,111	0	971,111
Tax free municipal	0	7,144,378	0	7,144,378
Taxable municipal	0	864,609	0	864,609
Total investment securities available for sale	$0	$16,711,902	$0	$16,711,902

	Fair Value Measurements at December 31, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale:
U.S. Treasury and federal agency	$0	$1,522,673	$0	$1,522,673
Mortgage-backed residential
Guaranteed by GNMA	0	4,634,914	0	4,634,914
Issued by FHLMC	0	1,352,291	0	1,352,291
Issued by FNMA	0	1,354,907	0	1,354,907
Tax free municipal	0	6,102,211	0	6,102,211
Taxable municipal	0	846,035	0	846,035
Total investment securities available for sale	$0	$15,813,031	$0	$15,813,031

There were no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2012 or during the period ended December 31, 2011. The Company’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE (continued)

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements at September 30, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans:
Commercial real estate	$0	$0	$2,595,321	$2,595,321
Commercial business	0	0	0	0
Home equity line of credit	0	0	165,799	165,799
Other real estate owned, net:
Commercial real estate	0	0	1,082,312	1,082,312
Commercial business	0	0	0	0
Residential	0	0	0	0

	Fair Value Measurements at December 31, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans:
Commercial real estate	$0	$0	$2,189,127	$2,189,127
Commercial business	0	0	7,098	7,098
Home equity line of credit	0	0	211,960	211,960
Other real estate owned, net:
Commercial real estate	0	0	991,429	991,429
Commercial business	0	0	0	0
Residential	0	0	57,395	57,395

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2,970,490 with a valuation allowance of $375,169 at September 30, 2012. Excluded from the fair value of impaired loans is $1,800,399 of loans classified as troubled debt restructurings (“TDR”) which are evaluated for impairment using the present value of estimated future cash flows. Included in the value of impaired loans presented above is $623,913 of loans that have been charged down to fair value. Charge offs related to changes in the fair value of impaired loans were $15,547 and $320,321 for the three and nine months ended September 30, 2012, respectively.

At December 31, 2011, impaired loans had a principal balance of $2,899,801, with a valuation allowance of $491,616. Excluded from the fair value of impaired loans at December 31, 2011 disclosed above is $802,117 of loans classified as TDR which are evaluated for impairment using the present value of estimated cash flows. Included in the value of impaired loans presented above is $1,456,307 of loans that have been charged down to fair value. Impaired loans resulted in an additional provision for loan losses of approximately $0 for the three and nine months ended September 30, 2011.

Other real estate owned, measured at fair value less costs to sell, had a net carrying amount of $1,082,312 at September 30, 2012. Impairment of $29,877 was recorded in the three and nine months ended September 30, 2012. One property was sold during the nine months ended September 30, 2012, resulting in a loss of $3,520.

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012:

	Fair value	Valuation techniques	Unobservable inputs	Weighted Average Discount
Impaired loans

Commercial real estate	$2,595,321	Market and income approach	Adjustment for differences between comparable sales and estimated selling costs	18%

Commercial business	$0	Market and income approach	Adjustment for differences between comparable sales and estimated selling costs	0%

Residential	$165,799	Market approach	Adjustment for differences between comparable sales and estimated selling costs	54%

Other real estate owned

Commercial real estate	$1,082,312	Market and income approach	Adjustment for differences between comparable sales and estimated selling costs	7%

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

The carrying amounts and estimated fair values of financial instruments at September 30, 2012 are as follows:

	Fair Value Measurements at September 30, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$23,391,671	$23,392,000	$0	$0	$23,392,000
Securities available for sale	16,711,902	0	16,712,000	0	16,712,000
Restricted stock	983,594	N/A	N/A	N/A	N/A
Loans, net of allowance	136,878,893	0	0	139,048,000	139,048,000
Loans held for sale	0	0	0	0	0
Accrued interest receivable	541,650	0	121,000	421,000	542,000

Financial liabilities
Demand deposits	(40,816,602)	(40,817,000)	0	0	(40,817,000)
Savings and money market deposits	(73,880,746)	(73,881,000)	0	0	(73,881,000)
Time deposits	(48,936,278)	0	(48,525,000)	0	(48,525,000)
Federal Home Loan Bank advances	(1,500,000)	0	(1,533,000)	0	(1,533,000)
Accrued interest payable	(52,824)	0	(53,000)	0	(53,000)

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

NOTE 8 – REGULATORY CAPITAL MATTERS

At September 30, 2012 and December 31, 2011, Western Reserve Bank’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

	Western Reserve Bank		Minimum Required for Capital Adequacy Purposes		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
September 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital to risk-weighted assets	$19,761	13.9%	$11,362	8.0%	$14,202	10.0%

Tier 1 (Core) Capital to risk-weighted assets	17,972	12.7%	5,681	4.0%	8,521	6.0%

Tier 1 (Core) Capital to average assets	17,972	9.6%	7,520	4.0%	9,400	5.0%

December 31, 2011

Total Capital to risk-weighted assets	$19,597	13.5%	$11,636	8.0%	$14,545	10.0%

Tier 1 (Core) Capital to risk-weighted assets	17,764	12.2%	5,818	4.0%	8,727	6.0%

Tier 1 (Core) Capital to average assets	17,764	9.1%	7,801	4.0%	9,751	5.0%

WESTERN RESERVE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – REGULATORY CAPITAL MATTERS (continued)

As of September 30, 2012 and December 31, 2011, the Bank met the requirements to be considered well capitalized. Due to the operating losses of the Bank in 2010, regulatory approval would be needed to pay dividends from the Bank to the Holding Company.

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

As of the filing date of this Form 10-Q, all necessary approvals and consents for the merger have been received by the Companies. The transaction is scheduled to close on November 30, 2012.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2012

OVERVIEW

The following discussion compares the financial condition of Western Reserve Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Western Reserve Bank (the Bank) at September 30, 2012, to that of December 31, 2011, and the results of operations for the three and nine months ended September 30, 2012 and 2011. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Holders of the Company’s common and preferred shares voted to approve the merger at a special meeting held on October 25. The Comptroller of the Currency has approved the transaction, and the Treasury Department has consented to repayment of the preferred shares it currently holds. The merger is scheduled to close on November 30, 2012. For additional details, please refer to the Merger Agreement that was filed by Western Reserve with the SEC as an Exhibit to Form 8-K on June 5, 2012.

FINANCIAL CONDITION

Assets

Total assets as of September 30, 2012 decreased by $7,773,224 or 4.0% to $184,756,505 compared to $192,529,729 at December 31, 2011.

Cash and cash equivalents decreased $4,300,344, or 15.5%, to $23,391,671 from $27,692,015 at year-end 2011 due to purchases of securities during the first and second quarters and a reduction in deposit balances as part of the Company’s strategy to reduce the overall cost of funds.

Total loans before the allowance for loan losses decreased by $3,840,772 to $139,776,657 during the first nine months of the year. Although the Company has been actively seeking new loan relationships, marketing efforts have been less effective in the third quarter due to the approaching merger date.

The Company’s loan-to-deposit ratio increased to 85.4% at September 30, 2012, compared to 83.6% at December 31, 2011. The Company’s loan-to-assets ratio also increased in the first nine months of 2012, to 75.7% at September 30, 2012 from 74.6% at December 31, 2011. Management anticipates that the loan-to-deposit ratio for the remainder of 2012 will be in the range of 85% to 90% and the loan to assets ratio will be approximately 75% to 80%.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2012

Of the total loans at September 30, 2012, approximately $96,798,914 or 69.3% are at a variable interest rate, and $42,977,743 or 30.7% are at a fixed interest rate.

The allowance for loan losses is maintained at a level considered by management to be adequate to cover probable incurred credit losses in the loan portfolio. Management’s determination of the appropriate provision for loan losses and the adequacy of the allowance for loan losses is based on the Company’s historical losses by portfolio segment, adjusted for environmental factors which management believes are representative of the probable expected loss experience of the Company. Other factors considered by management include the composition of the loan portfolio, economic conditions, the creditworthiness of the Company’s borrowers, the value of underlying collateral and other related factors. The Company’s loan loss methodology provides larger allowances for loans with risk grades indicating increased risk characteristics. These factors are updated on a quarterly basis, and reviewed by an internal Allowance for Loan and Lease Loss Committee and by a Board-level Loan Review Committee. The Company believes the allowance for loan losses at September 30, 2012, is adequate to absorb probable incurred losses in the loan portfolio.

Management continues to diligently focus on reducing the level of non-performing loans, through restoration to earning status, paydown or chargeoff. Loans charged off totaled $15,547 and $527,490 for the three and nine months ended September 30, 2012 and recoveries for the same period were $74,510 and $135,345. During the like periods in 2011, loans totaling $854,903 and $1,624,002 were charged off and recoveries of $15,337 and $60,932 were recorded on loans previously charged off.

The allowance for loan losses of $2,897,764 was 2.07% of total loans at September 30, 2012 compared to $3,009,909 or 2.10% at December 31, 2011, respectively. At September 30, 2012, $502,983 or 17.4% of the allowance for loan losses was allocated to impaired loan balances individually. At December 31, 2011, $568,964 or 18.9% of the allowance for loan losses was allocated to impaired loan balances individually. The decline in the allowance as a percentage of loans is primarily due to lower levels of specific allocations on impaired loans, combined with stable to improving trends in credit quality. The allowance for loan losses attributable to loans collectively evaluated for impairment was 1.82% of those loans at September 30, 2012 compared to 1.78% at December 31, 2011.

At September 30, 2012, eighteen loans to seventeen borrowers totaling $5,234,720 were in nonaccrual status, compared to twenty-three loans to eighteen borrowers totaling $4,540,496 at year-end 2011. The increase was due primarily to the designation of one loan as a nonaccrual TDR during the quarter, mitigated in part by the assignment of additional collateral in support of the restructured loan.  Subsequent to the end of the quarter, three nonaccrual loans were resolved, resulting in $1,025,490 in payoffs and $313,000 in charge offs, $253,000 of which was reserved in 2010 and the remaining $60,000 charged in September. Payments of $977,400 were received on a fourth nonaccrual loan, reducing the total balance of nonaccrual loans by $2,300,382 to $2,934,338 at the end of October.

Additionally, at September 30, 2012, there were nine loans to six borrowers not on nonaccrual status totaling $2,995,909 classified as Troubled Debt Restructurings (TDRs) because concessions had been made due to each borrower’s financial difficulty. At December 31, 2011, the TDR balances totaled $2,199,123. The borrowers with accruing TDR loans were making payments in accordance with their modified terms at September 30, 2012 and December 31, 2011. The Company continues to work with its borrowers who are experiencing financial difficulty, many of whom have been customers for several years and have been negatively impacted by the recessionary economic conditions.

Loans graded other than “Pass” are typically in industries displaying distress in the current economy. As the grades become more adverse, the related industry is likely displaying greater sensitivity to the current economic conditions and the borrower’s financial strength may have deteriorated. Industries such as commercial real estate management and real estate development have been particularly affected by recent economic conditions. The Company continues to receive and review financial information from its borrowers as part of the grading process. Improved financial results from borrowers may allow the Company to upgrade loan relationships. Loans graded as Pass increased from $103,770,751 or 72.3% of the total loan portfolio at December 31, 2011 to $104,627,519 or 74.9% at September 30, 2012. Classified loans, including Special Mention and Substandard, decreased from $21,681,233 or 15.1% of the portfolio at December 31, 2011 to $18,745,987 or 13.4% of the portfolio at September 30, 2012. The remaining loans in the portfolio, which are homogeneous in nature, are not individually graded but are evaluated for credit quality primarily by aging status.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2012

At September 30, 2012, the Company’s Other Real Estate Owned (OREO) totaled $1,082,312 and consisted of four commercial real estate properties. This amount represents the fair value of each property reduced by management’s estimate of anticipated costs to market and sell the property. The Company has independent appraisals on each of its OREO properties performed at the time of acquisition as well as on an annual basis by an outside appraiser in conformance with USPAP standards. The Company adjusts the carrying values (net of costs to sell) accordingly. If the condition of a property or the market were to change significantly, the Company would determine whether an updated valuation was needed on a more frequent basis. During the first nine months of 2012, a residential property was sold resulting in net proceeds of $53,875 and a loss on sale of $3,520. Two properties with an initial carrying value totaling $120,760 were added, and subsequently written down by $29,877 based on updated appraisals. Rental income for the first nine months was $48,850 and total expenses related to the properties for the same period were $62,521.

One of the commercial properties is an 18,750 square foot industrial office/warehouse building that is subject to two month-to-month leases. The second property is an 8,578 square foot, one-story retail building currently subject to a month-to-month lease. A third property is a 1,752 square foot commercial office building on one acre of land. The property is valued as undeveloped land since the building is in a deteriorated condition and cannot be leased. The fourth property is a 1,352 square foot residential dwelling that is not currently subject to a lease. All four properties are listed with real estate brokers and are actively being marketed. It is expected that these properties could take up to twelve to eighteen months to market and sell.

Liabilities

Deposits were $163,633,626 at September 30, 2012, a decrease of $8,117,570 or 4.7% from $171,751,196 at December 31, 2011. Management continued its strategy to reduce the volume of higher cost certificates of deposit as loan balances declined. Deposits consisted of the following:

	September 30, 2012		December 31, 2011
	Amount	Percent of Portfolio	Amount	Percent of Portfolio
Noninterest bearing demand deposits	$27,543,348	16.8%	$25,145,714	14.7%
Interest-bearing NOW accounts	13,273,254	8.1%	13,414,665	7.8%
Savings and money market accounts	73,880,746	45.2%	72,971,049	42.5%
Certificates of deposit (CDs)	41,568,300	25.4%	52,094,598	30.3%
Individual Retirement Arrangements	7,367,978	4.5%	8,125,170	4.7%
Total Deposits	$163,633,626	100.0%	$171,751,196	100.0%

Included in the time deposits total at September 30, 2012 were $13,191,381 of national market CDs, primarily from other banks and credit unions, in amounts that qualify for FDIC insurance, with original terms ranging from twelve months to five years, and rates ranging from 0.70% to 4.90%. As of September 30, 2012, the weighted average interest rate paid on these CDs was 2.01% and the weighted average remaining maturity was 21.2 months. As of December 31, 2011 there were $14,461,153 of national market CDs with a weighted average rate of 2.03% and a weighted average remaining term of 24.7 months. Although management believes these CDs were obtained at market rates at the time they were originated, they may be more price sensitive than local deposits.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2012

The Company participates in the Certificate of Deposit Account Registry Service (CDARS) program which allows depositors to maintain a deposit relationship with the Bank but place funds in amounts less than the FDIC insurance limit at various banks to maintain deposit insurance. In return, the Bank can receive reciprocal deposits from other institutions participating in the CDARS program. The Bank had $4,198,898 and $6,317,020 of customer funds placed in reciprocal deposits with the CDARS program at September 30, 2012 and December 31, 2011, respectively.

Federal Home Loan Bank (FHLB) advances were $1,500,000 at September 30, 2012, unchanged from year-end 2011. Advances from the FHLB are collateralized by loans secured by real estate under a blanket lien agreement. At September 30, 2012, additional borrowing capacity was $26,229,010. Please refer to Note 5 and the discussion in this report, under the caption “Liquidity and Capital Resources,” for more information about the Company’s additional sources of funding.

Shareholders’ Equity

Total shareholders’ equity increased $378,812 or 2.1% to $18,715,305 at September 30, 2012, from $18,336,493 at December 31, 2011. This increase was primarily the result of net income after dividends on preferred stock of $259,009 for the first nine months of 2012, and a $59,712 increase in the unrealized gain on available for sale securities. As of September 30, 2012, the book value per share of the Company’s common stock was $23.61 compared with $23.05 at December 31, 2011.

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Overview

Net income for the first nine months of 2012 was $492,108, compared to $934,427 during the same period in 2011. On a pre-tax basis, income decreased $633,005 to $685,272 from $1,318,277. Net interest income was $253,079 lower in the first nine months of 2012 than in 2011, a decrease of 4.9%. Non-interest income of $494,595 was $101,915 higher for the first nine months of 2012, an increase of 26.0% from the same period in the prior year. Non-interest expense was $4,464,365, an increase of 8.9% compared to $4,100,876 for the first nine months of 2011. Net income available to common shareholders for the first nine months of 2012 was $259,009 or $0.44 per basic and diluted share, after preferred stock dividends and amortization of $233,099. Net income available to common shareholders was $701,328 or $1.20 per basic and diluted share for the first nine months of 2011.

Net Interest Income

Net interest income before the provision for loan losses in the first nine months of 2012 was $4,935,042, a decrease of $253,079, or 4.9%, from the $5,188,121 earned in the same period of 2011. The decrease was the result of a $581,169, or 9.0%, decline in interest income, compared to a $328,090, or 25.7%, decrease in interest expense. The net interest margin was 3.67% for the nine months ended September 30, 2012, a decrease of seventeen basis points from 3.84% from the like period in 2011.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2012

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (continued)

The following table illustrates the average balances and annualized interest rates for the nine months ended September 30, 2012 and 2011. Loans on nonaccrual status are included in the average loan balance.

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
($ in thousands)
Interest-earning assets:
Federal funds sold and other short term funds	$19,598	$37	0.25%	$13,142	$24	0.24%
Securities — taxable	9,842	201	2.81%	7,474	194	3.56%
Securities — tax exempt	7,037	237	4.73%	4,851	191	5.48%
Restricted stock	973	35	4.83%	966	36	4.98%
Loans	144,293	5,450	5.03%	156,562	6,081	5.19%
Total interest-earning assets	181,743	5,960	4.38%	182,995	6,526	4.78%
Noninterest earning assets	7,946			6,657
Total assets	$189,689			$189,652

Interest-bearing liabilities:
Transaction accounts (NOW)	$14,013	25	0.24%	$12,043	37	0.42%
Market rate savings accounts	73,274	209	0.38%	69,028	292	0.56%
Time deposits	55,498	692	1.66%	66,416	905	1.82%
Federal Home Loan Bank advances and other borrowings	1,500	22	1.95%	1,940	42	2.89%
Total interest-bearing liabilities	144,285	948	0.88%	149,427	1,276	1.14%
Noninterest-bearing liabilities	26,716			22,301
Shareholders' equity	18,688			17,924
Total liabilities and shareholders' equity	$189,689			$189,652

Net interest income		5,012			5,250
Tax equivalent adjustment		(77)			(62)
Net interest income per financial statements		$4,935			$5,188

Net interest margin (Net yield on average earning assets)			3.67%			3.84%

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2012

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (continued)

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

	Nine months ended September 30, 2012 vs. 2011 Increase (Decrease) in Net Interest Income due to
	Volume	Rate	Net
($ in thousands)
Interest income:
Federal funds sold and other short term funds	$12	$1	$13
Securities - taxable	41	(34)	7
Securities - tax exempt	64	(18)	46
Restricted stock	0	(1)	(1)
Loans	(452)	(179)	(631)
Total interest-earning assets	(335)	(231)	(566)

Interest expense:
Transaction accounts (NOW)	(5)	17	12
Market rate savings accounts	(17)	100	83
Time deposits	47	166	213
Federal Home Loan Bank advances and other borrowings	8	12	20
Total interest-bearing liabilities	33	295	328
Change in net interest income	$(302)	$64	$(238)

Interest Income

Interest and fee income on loans for the first nine months of 2012 was $5,450,000, a decrease of $631,000 or 10.4% from $6,081,000 for the same period of 2011, due to both lower average loan balances and a 16 basis point decrease in loan yields. Tax equivalent interest and dividend income from securities and short-term funds increased $65,000 or 14.6% from $445,000 to $510,000, with additional income from higher balances partially offset by lower rates.

Interest Expense

Interest expense decreased 25.7% when comparing the nine months ended September 30, 2012 to the same period in 2011. Total interest expense was $948,000 for the first nine months of the current year, compared to $1,276,000 in the prior year. Interest on deposits decreased $308,000, or 25.0%, to $926,000 in the first nine months of 2012, from $1,234,000 in the same period of 2011. The decrease in deposit interest expense was due primarily to lower average rates paid on deposits as a result of management’s decision to allow higher cost certificates of deposit to mature.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2012

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (continued)

Interest on borrowings was $22,000 for the nine months ended September 30, 2012 compared to $42,000 for the first nine months of 2011 as a result of reductions in both balances and rates effected in 2011. An advance for $1,000,000 with a rate of 3.06% that matured in March 2011 was replaced with $1,000,000 at cost of 1.92%. A second advance of $1,000,000 that matured in June 2011 with a rate of 3.65% was paid off. In the third quarter of 2011, advances of $300,000 and $200,000 with original maturities in 2012 and 2013 were restructured and the maturity dates were extended, reducing their effective rates from 3.50% and 3.75% to 1.63% and 2.77%, respectively.

Net Interest Margin

The net interest margin decreased 17 basis points to 3.67% in the first nine months of 2012 from 3.84% in the like period of 2011 due to both lower rates on earning assets and decreases in loans outstanding, partially offset by decreases in the rates paid on interest bearing deposits and other borrowings.

The yield on earning assets decreased 40 basis points to 4.38% for the first nine months of 2012 compared to 4.78% in the same period of 2011. The yield on loans was 5.03%, down 16 basis points from 5.19% in the first nine months of 2011. Loan fees, which included significant one-time prepayment penalties in 2011, contributed $138,000 for the prior year period, compared to $97,000 in the first nine months of 2012. Although the Company has been actively soliciting new loan relationships, intense competition from local competitors and the announcement of the proposed merger late in the second quarter have made it very challenging to grow the portfolio. Additionally, since the merger announcement, cash flow from the investment portfolio has been added to the Company’s account at the Federal Reserve Bank which earns 0.25%, significantly less than the average yield of the portfolio.

In the first nine months of 2012, the cost of interest-bearing liabilities was 0.88%, down 26 basis points from 1.14% in the like period in 2011. This decrease reflects lower overall market interest rates and the Company’s strategy of allowing higher-cost maturing CDs to roll off or be replaced with deposits in the current lower interest rate environment. Restructuring several FHLB advances in the latter part of 2011 also had a beneficial impact on the cost of funds for 2012.

Provision for Loan Losses

The provision for loan losses was $280,000 and $162,000 for the nine months ended September 30, 2012 and 2011, respectively. The amount of the provision is based on the overall quality of the portfolio, adjusted for charge offs and recoveries for the current period. Charge offs of $527,490 related to impaired loans were recorded for the nine months ended September 30, 2012. Recoveries for the same period were $135,345, including $45,145 in recurring payments on notes which were charged off but not forgiven as part of several troubled debt restructuring transactions. Refer to the discussion of the allowance for loan losses in the asset section of the Management’s Discussion and Analysis for additional information related to the provision for loan losses.

Noninterest Income

Total noninterest income for the first nine months of 2012 was $494,595, an increase of $101,915 or 26.0% from $392,680 for the same period in 2011. Gains on the sale of loans, which tend to fluctuate from quarter to quarter, increased by $55,869 from $15,398 in 2011 to $71,267 for the first nine months of 2012. Service charges were up slightly, from $133,101 to $137,108. During the first nine months of 2012, other income totaled $286,220, up $45,973 from the same period in 2011. The increase was primarily due to the recognition of $33,302 in accrued interest from prior years on loan balances that were reclassified from nonaccrual to earning status or paid off.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2012

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (continued)

Noninterest Expenses

Noninterest expenses were $4,464,365 for the first three quarters of 2012, an increase of $363,489 or 8.9% from $4,100,876 for the same period in 2011. The Company recognized $242,525 in expenses related to the pending merger with Westfield Bancorp that was announced on June 5, 2012. See Note 9 for additional information related to the merger transaction. Salaries and benefits increased $157,474 as a result of both filling two opencommercial loan officer positions and an increase in the required contribution to the Supplemental Employee Retirement Plan (SERP) based on a reduction in the discount rate used to value the Plan. Directors’ fees were $37,325 higher as a result of the replacement in mid-year 2011 of a director who had retired in January, 2011 and the reinstatement of the $1,000 quarterly retainer fee for non-employee directors.

Total FDIC insurance premiums were $48,876 lower due to the new computation method introduced in the second quarter of 2011, which is based on net assets rather than total deposits. Professional fees were $36,693 lower due to fees paid in 2011 for employee recruitment. Collection and OREO expenses were $55,172 lower due to a significant reduction in the number of problem loan relationships over the last twelve months.

Noninterest expenses aggregated as Other Expense for the first nine months of 2012 and 2011 consisted of the following:

	Nine months ended September 30,
	2012	2011

Loan expenses	$77,000	$69,000
Insurance	28,000	29,000
Supplies, printing and postage	41,000	47,000
Travel and entertainment	25,000	23,000
Dues & memberships	21,000	22,000
Loss on other assets	63,000	0
Telephone	14,000	14,000
Other	24,000	34,000
	$293,000	$238,000

The loss on other assets includes a $31,819 write down in the value of common stock taken in partial satisfaction of a charged off loan and a $29,877 write down in value of two properties held as OREO.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Overview

The Company recognized net income of $238,553 for the third quarter of 2012, compared to $323,107 during the same period in 2011. On a pre-tax basis, income decreased $113,186 to $344,050 from $457,236. Net interest income was $79,775 lower for the three months ended September 30, 2012 than in 2011, a decrease of 4.6%. Non-interest income of $178,835 was $46,823 higher for the third quarter of 2012, an increase of 35.5% from the same period in the prior year. Non-interest expense was $1,471,443, an increase of $102,048 or 7.5% compared to the third quarter of 2011. Net income available to common shareholders for the third quarter of 2012 was $160,854 or $0.27 per basic share and $0.26 per diluted share, after net preferred stock dividends of $77,699. Net income available to common shareholders was $245,407 or $0.42 per basic and diluted share for the same period in 2011.

Net Interest Income

Net interest income before the provision for loan losses in the third quarter of 2012 was $1,636,658, a decrease of $79,775, or 4.6%, from the $1,716,433 earned in the same period of 2011. The decrease was the result of a $208,986, or 9.8%, decline in interest income, compared to a $129,211, or 30.6%, decrease in interest expense.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2012

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (continued)

The net interest margin was 3.67% for the three months ended September 30, 2012, a decrease of 1 basis point from 3.68% for the like period in 2011.

The following table illustrates the average balances and annualized interest rates for the three months ended September 30, 2012 and 2011. Loans on nonaccrual status are included in the average loan balance.

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
($ in thousands)
Interest-earning assets:
Federal funds sold and other short term funds	$20,125	$13	0.25%	$19,534	$12	0.23%
Securities — taxable	9,858	65	2.72%	7,598	62	3.36%
Securities — tax exempt	7,157	79	4.67%	4,917	64	5.45%
Restricted stock	984	12	4.88%	966	12	4.93%
Loans	142,079	1,786	5.00%	154,521	2,009	5.16%
Total interest-earning assets	180,203	1,955	4.33%	187,536	2,159	4.58%
Noninterest earning assets	8,173			7,103
Total assets	$188,376			$194,639

Interest-bearing liabilities:
Transaction accounts (NOW)	$13,697	8	0.22%	$13,502	14	0.41%
Market rate savings accounts	73,852	68	0.36%	69,460	98	0.56%
Time deposits	51,537	210	1.62%	67,469	302	1.78%
Federal Home Loan Bank advances and other borrowings	1,500	7	1.86%	1,500	8	2.12%
Total interest-bearing liabilities	140,586	293	0.83%	151,931	422	1.10%
Noninterest-bearing liabilities	29,041			24,459
Shareholders' equity	18,749			18,249
Total liabilities and shareholders' equity	$188,376			$194,639

Net interest income		1,662			1,737
Tax equivalent adjustment		(26)			(21)
Net interest income per financial statements		$1,636			$1,716

Net interest margin (Net yield on average earning assets)			3.67%			3.68%

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2012

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (continued)

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

	Three months ended September 30, 2012 vs. 2011 Increase (Decrease) in Net Interest Income due to
	Volume	Rate	Net
($ in thousands)
Interest income:
Federal funds sold and other short term funds	$1	$0	$1
Securities - taxable	16	(13)	3
Securities - tax exempt	26	(11)	15
Restricted stock	0	0	0
Loans	(162)	(61)	(223)
Total interest-earning assets	(119)	(85)	(204)

Interest expense:
Transaction accounts (NOW)	0	6	6
Market rate savings accounts	(6)	36	30
Time deposits	36	56	92
Federal Home Loan Bank advances and other borrowings	0	1	1
Total interest-bearing liabilities	30	99	129
Change in net interest income	$(89)	$14	$(75)

Interest Income

Interest and fee income on loans for the three months ended September 30, 2012 was $1,786,000, a decrease of $223,000 or 11.1% from $2,009,000 for the same period of 2011, due primarily to lower average loan balances but also impacted by decreases in loan rates. Tax equivalent interest and dividend income from securities and short-term funds increased $19,000 or 12.7% from $150,000 to $169,000, with additional income from higher balances partially offset by lower rates.

Interest Expense

Interest expense decreased 30.6% when comparing the three months ended September 30, 2012 with the same period in 2011. Total interest expense was $293,000 for the third quarter of the current year, compared to $422,000 in the prior year. Interest on deposits decreased $128,000, or 31.0%, to $286,000 in the three months ended September 30, 2012, from $414,000 in the same period of 2011. The decrease in deposit interest expense was due to lower average rates paid on deposits as a result of management’s decision to allow higher cost maturing CDs to roll off at maturity since the funding is not needed to support loan growth.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2012

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (continued)

Net Interest Margin

The net interest margin decreased 1 basis point to 3.67% in the third quarter of 2012 from 3.68% in the like period of 2011 due to primarily to decreases in loans outstanding, partially offset by decreases in the rates paid on interest bearing deposits.

The yield on earning assets decreased 25 basis points to 4.33% for the third quarter of 2012 compared to 4.58% in the same period of 2011. The yield on loans was 5.00%, down 16 basis points from 5.16% in the third quarter of 2011.

In the three months ended September 30, 2012, the cost of interest-bearing liabilities was 0.83%, down 27 basis points from 1.10% in the like period in 2011. This decrease reflects lower overall market interest rates and the Company’s strategy of allowing higher-cost maturing CDs to roll off or be replaced with deposits in the current lower interest rate environment.

Provision for Loan Losses

The provision for loan losses was $0 and $21,814 for the three months ended September 30, 2012 and 2011, respectively. The amount of the provision is based on the overall quality of the portfolio, adjusted for charge offs and recoveries for the current period. Charge offs of $15,547 related to impaired loans were recorded for the three months ended September 30, 2012. Recoveries for the same period were $74,510, including $15,380 in recurring payments on notes which were charged off but not forgiven as part of several troubled debt restructuring transactions. Refer to the discussion of the allowance for loan losses in the asset section of the Management’s Discussion and Analysis for detailed information related to the provision for loan losses.

Noninterest Income

Total noninterest income for the three months ended September 30, 2012 was $178,835, an increase of $46,823 or 35.5% from $132,012 for the same period in 2011. Gains on the sale of loans, which tend to fluctuate from quarter to quarter, increased by $29,436 from $4,257 to $33,693 for the third quarter of 2012. The increase was due to improvement in the overall residential mortgage market since the Company does not actively solicit mortgages to originate and sell. Other income increased by $16,535 due primarily to the recognition of $20,650 in accrued interest from prior years on loan balances that were reclassified from nonaccrual to earning status or paid off.

Noninterest Expenses

Noninterest expenses were $1,471,443 for the third quarter of 2012, an increase of $102,048 or 7.5% from $1,369,395 for the same period in 2011. Expenses of $82,621 related to the pending merger with Westfield Bancorp were recorded during the quarter. Salaries and benefits were $23,171 higher due primarily to the accrual of severance expenses related to the merger.

Total FDIC insurance premiums were $11,386 lower due to the overall decrease in deposit balances and the reduction of national market CDs in particular. Collection and OREO expenses were $17,145 lower due to a significant reduction in the number of problem loan relationships over the last twelve months.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2012

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (continued)

Noninterest expenses aggregated as Other Expense for the three months ended September 30, 2012 and 2011 consisted of the following:

	Three months ended September 30,
	2012	2011

Loan expenses	$26,000	$18,000
Insurance	7,000	11,000
Supplies, printing and postage	13,000	17,000
Travel and entertainment	7,000	6,000
Dues & memberships	6,000	8,000
Loss on other assets	31,000	0
Telephone	5,000	4,000
Other	8,000	14,000
	$103,000	$78,000

The loss on other assets is due primarily to a $29,877 write down in value of two properties held as Other Real Estate.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the main sources of cash flow are receiving deposits from customers and, to a lesser extent, the repayment of principal and interest on loans and investments, proceeds from FHLB advances and borrowings. The primary uses of cash are making loans to borrowers and, secondarily, investing in securities and short-term interest-earning assets. Assets available to satisfy those needs include cash and due from financial institutions, Federal funds sold, interest-bearing deposits in other financial institutions, loans held for sale and available-for-sale securities. These assets are commonly referred to as liquid assets. Liquid assets were $40,103,573 at September 30, 2012, compared to $44,021,046 at December 31, 2011.

If additional liquidity is needed, the Bank has several possible sources which include purchasing federal funds, selling loans or acquiring additional national market CDs or brokered deposits. The Company also can borrow under various lines of credit.

At September 30, 2012, the Holding Company had approximately $162,367 in cash available to meet its obligations, primarily the payment of dividends on preferred stock, subject to prior regulatory approval.

As discussed previously, total shareholders’ equity increased $378,812 to $18,715,305 at September 30, 2012 from $18,336,493 at December 31, 2011. The increase was due primarily to net income of $492,108 and $59,712 in unrealized gains on available for sale securities, offset by $233,099 for the payment to the Treasury of the dividends on the preferred stock for the first three quarters of the year.

The Company has a $2,000,000 line of credit for capital purposes through an unaffiliated financial institution. By borrowing against the line of credit and then investing the funds in the Bank as capital, the Company is able to help the Bank manage its capital ratios. The Company had no outstanding balance on this line of credit at September 30, 2012 and December 31, 2011.

WESTERN RESERVE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2012

In 2003, the Board of Directors approved The Western Reserve Bancorp, Inc. Employee Stock Purchase Plan. A Form S-8 Registration Statement was filed with the SEC on April 1, 2004, and the Plan became effective on that date. The Company filed an amended form S-8 Registration Statement on March 23, 2010 to increase the number of shares of authorized but unissued shares of stock allocated to the Plan. Under this Plan, each employee is eligible to purchase, through payroll deduction or direct payment to the Company, up to $3,000 worth of common stock per year at market prices and without brokerage commissions. There were 16,250 shares of authorized but unissued shares of stock allocated to the Plan, of which 8,498 remain to be issued. Because the Plan has been registered with the SEC, there are no restrictions on the resale of the stock, other than those applicable to “affiliates” as defined in Rule 144 of the Securities and Exchange Commission. As of September 30, 2012, a total of 7,229 shares of common stock are held by 32 participants through the Plan. Under the terms of the merger agreement, no additional shares can be issued.

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

The Company’s balance sheet “gap” divides interest-bearing assets and liabilities into maturity and repricing categories, and measures the “gap” in each category. From this perspective, at September 30, 2012 the Company was slightly liability sensitive in the one-year category, with $103.4 million in assets and $111.6 million in liabilities subject to repricing during the next year. Management has the ability to control the repricing on non-maturity deposits, such as checking and savings accounts. A significant portion of the Company’s liabilities are Market Rate Savings accounts on which the Company generally sets the interest rate based on a national money market index. However, since early 2009, management has not reduced the interest rates paid on Market Rate Savings accounts to the extent indicated by the index because the competitive banking environment in the Company’s market area would not have supported such low interest rates.

From an income statement perspective, based on the model utilized by the Company to analyze its interest rate sensitivity, the Company’s net interest income will benefit modestly from an increase in interest rates, since interest income will increase more rapidly than interest expense. As of September 30, 2012, the model indicates that if market interest rates were to experience an immediate increase of 100 basis points, the Company’s net interest income would increase by approximately 0.93%, while if rates were to increase by 200 points, the Company’s net interest income would increase by approximately 3.44%. Modeling for a 100 basis points decrease in interest rates is not meaningful, due to the current rate environment. Modeling interest rate sensitivity is highly dependent on numerous assumptions used in the modeling process, and actual changes in interest income and expense may be different than projected.

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

WESTERN RESERVE BANCORP, INC.
CONTROLS AND PROCEDURES
September 30, 2012

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2012, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal three months ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1a.	Risk Factors	Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Removed and Reserved

Item 5.	Other Information	None

The Company held a special meeting of its shareholders on October 25, 2012 to consider and vote to adopt the Agreement and Plan of merger dated as of June 5, 2012 between Western Reserve Bancorp, Inc. and Westfield Bancorp, Inc. The affirmative vote of the holders of a majority of the Western Reserve Common Stock and two-thirds of the Western Reserve Preferred Stock was required for shareholder approval. The proposal was approved. Please refer to the Company’s Form 8-K filed with the Commission on October 31, 2012 and Management’s Discussion and Analysis of the Form 10-Q for more information about the merger.

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
*

* Previously filed and incorporated herein by reference.

Exhibit No.	Description of Exhibits

10.23	Twelfth Amendment to the Loan Agreement by and between Western Reserve Bancorp, Inc. and TCF National Bank, dated June 29, 2012)	*

11	Statement re: Computation of Per Share Earnings (incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2012)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

31.2	Certification under Section 302 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act by Edward J. McKeon, President and Chief Executive Officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act by Cynthia A. Mahl, Executive Vice President and Chief Financial Officer

101
The following materials from Western Reserve Bancorp, Inc. on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.
**

*   Previously filed and incorporated herein by reference.

** As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

WESTERN RESERVE BANCORP, INC.
FORM 10-Q
Three months ended September 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Reserve Bancorp, Inc.

Date: November 14, 2012	By:	/s/ Edward J. McKeon
Edward J. McKeon
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Cynthia A. Mahl
Cynthia A. Mahl
Executive Vice President/Chief Financial Officer
(Principal Financial Officer)